Form 10-Q
period 1996-06-30
ALDILA INC
filed 1996-08-13
CIK 902272

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q


     (Mark One)
        [ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       OR

        [   ]    Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-21872


                                  ALDILA, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  13-3645590
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

            15822 BERNARDO CENTER DRIVE, SAN DIEGO, CALIFORNIA 92127
                    (Address of principal executive offices)

                                 (619) 592-0404
                          (Registrant's Telephone No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

As of August 8, 1996 there were 16,457,952 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  ALDILA, INC.

                                TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1996


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets at
                 June 30, 1996 and December 31, 1995                          3

               Consolidated Statements of Income for the
                three months ended June 30, 1996
                and 1995, and the six months ended
                June 30, 1996 and 1995                                        4

               Consolidated Statements of Cash Flows for
                the six months ended June 30, 1996
                and 1995                                                      5

               Notes to Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               7

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  15

Item 2.   Changes in Securities                                              15

Item 3.   Defaults Upon Senior Securities                                    15

Item 4.   Submission of Matters to a Vote of Security Holders                15

Item 5.   Other Information                                                  16

Item 6.   Exhibits and Reports on Form 8-K                                   16

Signatures                                                                   17

Exhibit Index                                                                18

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ALDILA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           JUNE 30,   DECEMBER 31,
                                                             1996          1995
                                                          ---------   ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                             $ 19,018       $ 19,345
     Accounts receivable                                      4,560          3,168
     Income taxes receivable                                                    88
     Inventories                                              6,159          6,074
     Deferred tax assets                                      2,808          2,808
     Prepaid expenses and other current assets                  502            742
                                                           --------       --------
       Total current assets                                  33,047         32,225

PROPERTY AND EQUIPMENT                                       14,556         13,545
TRADEMARKS AND PATENTS                                       15,359         15,579
GOODWILL                                                     49,767         50,319
DEFERRED FINANCING FEES                                         166            185
                                                           --------       --------
TOTAL ASSETS                                               $112,895       $111,853
                                                           --------       --------
                                                           --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                        $2,702         $4,230
     Accrued expenses                                         2,748          3,225
     Income taxes payable                                     1,059
                                                           --------       --------
       Total current liabilities                              6,509          7,455

LONG-TERM LIABILITIES:
     Long-term debt                                          20,000         20,000
     Deferred tax liabilities                                 7,912          8,040
     Deferred rent liabilities                                  820            877
                                                           --------       --------
       Total liabilities                                     35,241         36,372
                                                           --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized
       5,000,000 shares; no shares issued
     Common stock, $.01 par value; authorized
       30,000,000 shares; issued and outstanding
       16,573,952 shares                                        166            166
     Additional paid-in capital                              47,863         47,863
     Retained earnings                                       29,625         27,452
                                                           --------       --------
       Total stockholders' equity                            77,654         75,481
                                                           --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $112,895       $111,853
                                                           --------       --------
                                                           --------       --------

                          ALDILA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      June 30,                           June 30,
                                                              -----------------------            -----------------------
                                                                1996           1995                1996           1995
                                                              --------       --------            --------       --------
NET SALES                                                      $15,259        $17,498             $27,178        $36,314
COST OF SALES                                                    9,776          9,685              17,584         20,101
                                                               -------        -------             -------        -------
     Gross profit                                                5,483          7,813               9,594         16,213
                                                               -------        -------             -------        -------
SELLING, GENERAL AND ADMINISTRATIVE                              2,536          3,008               4,702          6,361
AMORTIZATION OF GOODWILL                                           353            350                 702            699
                                                               -------        -------             -------        -------
     Operating income                                            2,594          4,455               4,190          9,153
                                                               -------        -------             -------        -------
OTHER:
     Interest expense                                              316            329                 632            658
     Other (income), net                                          (152)          (229)               (322)          (403)
                                                               -------        -------             -------        -------
INCOME BEFORE INCOME TAXES                                       2,430          4,355               3,880          8,898
PROVISION FOR INCOME TAXES                                       1,069          1,873               1,707          3,826
                                                               -------        -------             -------        -------
NET INCOME                                                     $ 1,361        $ 2,482             $ 2,173        $ 5,072
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------
EARNINGS PER COMMON SHARE:
     Net income                                                  $0.08          $0.15               $0.13          $0.30
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------
     Weighted average shares outstanding                        16,596         16,804              16,600         16,790
                                                               -------        -------             -------        -------
                                                               -------        -------             -------        -------

                          ALDILA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ----------------------
                                                                      1996           1995
                                                                    -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $ 2,173        $ 5,072
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                2,254          1,957
         Changes in assets and liabilities:
             Accounts receivable                                     (1,392)           (31)
             Inventories                                                (85)         2,185
             Prepaid expenses and other current assets                  240            (14)
             Accounts payable                                        (1,528)        (2,657)
             Accrued expenses                                          (477)        (1,291)
             Income taxes payable/receivable                          1,147            909
             Deferred tax liabilities                                  (128)          (110)
             Deferred rent liabilities                                  (57)           (26)
                                                                    -------        -------
               Net cash provided by operating activities              2,147          5,994
                                                                    -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                              (2,357)          (938)
     Other                                                             (117)             0
                                                                    -------        -------
               Net cash used for investing activities                (2,474)          (938)
                                                                    -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                            217
     Other                                                                             157
                                                                    -------        -------
               Net cash provided by financing activities                               374
                                                                    -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (327)         5,430
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       19,345         14,087
                                                                    -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $19,018        $19,517
                                                                    -------        -------
                                                                    -------        -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                   $   613        $   614
         Income taxes                                               $ 1,135        $ 2,869

                          ALDILA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 1996 and the consolidated statements of income and of cash flows for the three month and six month periods ended June 30, 1996 and 1995, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated balance sheet as of December 31, 1995 was derived from the Company's audited financial statements. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the Company's December 31, 1995 consolidated financial statements and notes thereto.


2.   INVENTORIES

Inventories consist of the following (in thousands):

                                                    June 30,      December 31,
                                                      1996            1995
                                                      ----            ----
Raw materials                                        $2,258          $3,828
Work in process                                       2,245           1,165
Finished goods                                        1,656           1,081
                                                    -------         -------
    Inventories                                      $6,159          $6,074
                                                    -------         -------
                                                    -------         -------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF RECENT AND ANTICIPATED FUTURE TRENDS

     Aldila, Inc. (the "Company") is principally in the business of designing, manufacturing and marketing graphite golf club shafts, with approximately 85% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs. As a result, the Company's operating results are substantially dependent not only on demand by its customers for the Company's shafts, but also on demand by consumers for clubs including graphite shafts such as the Company's.

     Historically, graphite shafts have principally been offered by manufacturers of higher priced, premium golf clubs, and the Company's sales have been predominantly of premium graphite shafts. In addition, until recently, the United States market for graphite shafts was dominated by a relatively small number of United States-based shaft manufacturers. Both of these aspects of the graphite shaft market have been changing. As a high percentage of premium clubs are already sold with graphite shafts, as compared to a smaller percentage of value priced clubs, the Company anticipates that growth in graphite shaft usage in the future will be greater in the value priced segment of the market than in the premium segment, depending on the availability in the marketplace of graphite shafts at lower price points. Management of the Company expects sales of shafts for the value priced club market to increase significantly over the next several years, although management also anticipates that sales of premium shafts will continue to represent a majority of the Company's sales measured in dollars for the foreseeable future. In addition, the Company's net sales to its premium shaft customers have been impacted by increasing competition from other graphite shaft suppliers, which has made it more difficult to retain existing customers and attract new customers. The competition has placed increasing pressure on prices for the Company's premium shafts. While the Company does not anticipate any lessening of competitive forces in the near future, the Company believes that it remains the largest graphite shaft manufacturer for the United States market.

     These two overall trends in the graphite shaft marketplace have had the effect, and are expected by management to continue to have the effect, of decreasing the average selling price of the Company's shafts.

     The Company's gross profit margins are heavily dependent on the average selling price for its shafts, and the recent decreases in average selling prices have had the effect of decreasing the Company's overall gross profit margins. The most significant other factor affecting gross profit margins is the price of carbon fiber, which is the most substantial component of total raw material costs. For several years, prices for carbon fiber, as well as for the graphite prepreg that is used in most graphite golf club shafts and that is manufactured out of carbon fiber, had been relatively low due to excess capacity in the carbon fiber industry. As a result of elimination of that excess capacity coupled with increasing demand for carbon fiber, including demand resulting from new applications, the Company has experienced an increase in carbon fiber prices in 1996, and expects further increases into 1997. To date, these price increases have not been reflected in a decrease in gross profit margins as compared to prior comparable periods, as they have been mitigated by the beneficial effect of the Company's conversion from purchasing its graphite prepreg from third parties to manufacturing graphite prepreg internally, which conversion was underway during 1995 and substantially completed by the beginning of 1996.

     The Company has contracts providing for most of its currently anticipated needs for carbon fiber through the end of 1997. However, given the current lack of excess capacity in the industry overall, the Company is engaging in discussions with its principal supplier, and monitoring conditions in the market generally, to assure that it will have an adequate supply of carbon fiber for this period. If the Company's demand for carbon fiber during this period is not satisfied through its existing contracts because the supplier under these contracts fails to satisfy its contractual requirements, then a continuation of the current tight supply of carbon fiber could make it difficult for the Company to satisfy all of its customers' orders unless an appropriate substitute for the current type of carbon fiber can be found. In such event, the Company's net sales and profits would be adversely affected. Even if it is able to acquire sufficient additional carbon fiber outside the current contracts, it would likely be at a higher price than provided under its current contracts, with a resulting adverse impact on margins.

     Although continuing decreases in average selling prices or continuing increases in carbon fiber prices would lead to further decreases in gross profit margins, this result should be mitigated to some extent by the on-going efforts of the Company to control costs, including increased automation and increasing the percentage of shafts being manufactured in countries with lower labor and overhead costs, as well as initiatives being undertaken by the Company to reduce the risks associated with reduced capacity in the carbon fiber industry, including the exploration of the possibility of manufacturing all or a significant portion of the Company's carbon fiber needs internally and a broadening of the types of carbon fiber that could be used to manufacture the Company's shafts.

     In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in its sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. The Company also believes that while it will often not be possible to predict with any certainty such shifts in advance, the Company's broad range of club manufacturer customers should reduce to some extent the impact on the Company's financial results.

     In recent years, the Company has benefited from strong sales of its shafts to Callaway Golf Company ("Callaway") resulting from the popularity of Callaway's clubs. During 1995, sales to Callaway were $28.0 million (or 50% of the Company's net sales). Sales to Callaway were substantially lower in 1995 than in 1994, when they totaled $52.4 million (or 66% of the Company's net sales). The Company's sales to Callaway were impacted beginning in the early part of 1995 by Callaway's decision to increase its graphite shaft purchases from other suppliers and by actions taken by Callaway to reduce finished goods and component inventory levels. Beginning in the second half of 1995 and continuing into 1996 the Company's sales to Callaway have also been impacted by decreased prices that the Company has been able to charge Callaway as well as a change in product mix to new lower priced shaft designs. Even following the 1995 decrease, the Company's results of operations continue to be dependent on sales to Callaway (sales to Callaway were $13.0 million or 48% of net sales in the first six months of 1996), and, as a result, a further significant decrease in sales to Callaway could have an adverse impact on the Company's future net sales and earnings. Based in part, however, on Callaway's statements to the Company that it will continue to be Callaway's primary supplier of graphite golf club shafts, the Company expects that Callaway will continue to be the Company's largest customer for the foreseeable future.

     Another factor that could negatively impact the Company's future sales to golf club manufacturers would be the decision by one of its customers to manufacture all or a portion of its graphite shaft requirements. The Company is aware, for example, that Callaway has in the past considered manufacturing graphite shafts for its own use. Should Callaway or any other significant customer of the Company decide in the future to meet any of its shaft requirements internally, it could have an adverse effect on the Company.

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

     NET SALES.   Net sales decreased $2.2 million, or 12.8%, to $15.3 million for the second quarter ended June 30, 1996 (the "1996 Period") from $17.5 million for the second quarter ended June 30, 1995 (the "1995 Period"). The decrease in net sales was attributable to a significant decrease in the average selling price of shafts sold due to a change in product mix. The average selling price of shafts decreased 20% while total unit sales increased 10% in the 1996 Period as compared to the 1995 Period.

     Sales to Callaway were $7.9 million in the 1996 Period (or 52% of net sales) compared to $7.8 million (or 44% of net sales) in the 1995 Period. See - "Overview of Recent and Anticipated Future Trends."

     GROSS PROFIT.   Gross profit decreased $2.3 million, or 29.8%, to $5.5
million for the 1996 Period from $7.8 million for the 1995 Period partially as a result of the decrease in the Company's net sales. The Company's gross profit margin decreased to 35.9% in the 1996 Period compared to 44.7% in the 1995 Period primarily as a result of lower average selling prices for shafts sold.

     OPERATING INCOME. Operating income decreased $1.9 million, or 42%, to $2.6 million for the 1996 Period from $4.5 million for the 1995 Period and decreased as a percentage of net sales to 17.0% in the 1996 Period compared to 25.5% in the 1995 Period. Selling, general and administrative expense decreased as a percentage of net sales to 16.6% for the 1996 Period as compared to 17.2% for the 1995 Period as a result of a decrease in advertising and promotional expenditures as a percentage of net sales in the 1996 Period.

     INCOME TAXES.   The Company's effective tax rate for the 1996 Period was
44.0% as compared to 43.0% for the 1995 Period. The increase resulted principally from the decrease in profit before tax with constant non-deductible amortization in each period.

SIX MONTH PERIOD IN 1996 COMPARED TO SIX MONTH PERIOD IN 1995

     NET SALES. Net sales decreased $9.1 million, or 25.2%, to $27.2 million for the six month period ended June 30, 1996 from $36.3 million for the six month period ended June 30, 1995. The decrease in net sales was primarily attributable to a significant decrease in the average selling price of shafts sold due to a change in product mix. The average selling price of shafts decreased 22% while total unit sales decreased 4% for the six month period ended June 30, 1996 versus the comparable 1995 period.

     Sales to Callaway were $13.0 million for the first six months of 1996 (or 48% of net sales) compared to $17.3 million (or 48% of net sales) for the first six months of 1995. See - "Overview of Recent and Anticipated Future Trends."

     GROSS PROFIT. Gross profit decreased $6.6 million, or 40.8%, to $9.6 million for the six month period ended June 30, 1996 from $16.2 million for the six month period ended June 30, 1995 partially as a result of the decrease in the Company's net sales. The Company's gross profit margin decreased to 35.3% for the six month period ended June 30, 1996 from 44.6% for the six month period ended June 30, 1995 primarily as a result of lower average selling prices for shafts sold.

     OPERATING INCOME. Operating income decreased $5.0 million, or 54%, to $4.2 million for the six month period ended June 30, 1996 from $9.2 million for the six month period ended June 30, 1995 and decreased as a percentage of net sales to 15.4% from 25.2%, respectively. Selling, general and administrative expense remained relatively constant as a percentage of net sales at 17.3% for the six month period ended June 30, 1996 as compared to 17.5% for the six month period ended June 30, 1995.

     INCOME TAXES. The Company's effective tax rate for the six months ended June 30, 1996 was 44.0% as compared to 43.0% for the six months ended June 30, 1995. The increase resulted principally from the decrease in profit before tax with constant non-deductible amortization in each period.

LIQUIDITY AND CAPITAL RESOURCES

     Since November 1993, the only indebtedness of the Company has been $20.0 million in 6.13% senior notes due 2001. The Company has not used borrowings to finance its operations or provide working capital for over five years and does not anticipate doing so for the foreseeable future. The Company could require additional debt financing, however, if it were to engage in a material acquisition in the future. The Company's belief that it will not otherwise need to finance its operations with borrowings is based on assumptions that it will continue to be profitable, with positive cash provided by operating activities, and that changes in the pace of technological development in shaft design and manufacturing processes will not result in substantially higher levels of spending on capital expenditures and research and development than the Company has recently incurred.

     Cash (including cash equivalents) provided from operating activities for the six month period in 1996 was $2.1 million compared to $6.0 million provided from operating activities for the six month period in 1995. This decrease resulted principally from the decrease in net income for the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995. The Company used $2.4 million for capital expenditures during the six month period ended June 30, 1996. The Company currently anticipates committing to capital expenditures of approximately $4.5 million in 1996. The Company may from time to time consider the acquisition of businesses complementary to the Company's business. The Company anticipates that its cash requirements for maintaining its current level of operations and those planned for the foreseeable future can be satisfied by cash provided through operating activities.

SEASONALITY

     Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in higher sales in the second and third quarter. The success of certain customers' products, in particular, Callaway, patterns of product introduction, and customer acceptance thereof, coupled with a generally increasing overall demand for graphite shafts, has tended to mitigate the impact of seasonality in recent years.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the December 31, 1995 Annual Report and related filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Not applicable.

Item 2.   CHANGES IN SECURITIES

          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Stockholders on May 15, 1996. At the Annual Meeting, three items were submitted to a vote of the stockholders of the Company and were approved:

          1) The nine current directors of the company (listed below) were nominated and elected to serve until the next annual meeting of stockholders. Votes cast for each director as well as votes withheld are as follows:

                                                                      WITHHELD
                    NAME                             FOR              AUTHORITY
                    ----                             ---              ---------
               Edmond S. Abrain                   15,055,400           215,056
               Gary T. Barbera                    15,061,570           208,886
               Peter E. Bennett                   15,065,170           205,286
               Marvin M. Giles                    15,067,300           203,156
               Vincent T. Gorguze                 15,046,320           224,136
               John J. Henry                      15,052,970           217,486
               Donald C. Klosterman               14,791,053           479,403
               Wm. Brian Little                   15,064,470           205,986
               Chapin Nolen                       15,062,270           208,186

          2) The stockholders approved an amendment to the 1994 Stock Incentive Plan. The 1994 Stock Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock and performance shares to salaried employees and directors of the Company and its subsidiaries and to consultants and advisors. 13,084,061 votes were cast for approval of the amendments; 1,101,480 votes were cast against approval of the amendments; there were 666,723 abstentions and 418,192 broker non-votes.

          3) The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 1996. 15,088,720 votes were cast for ratification of Deloitte & Touche LLP; 126,080 votes were cast against; and there were 55,086 abstentions and 570 broker non-votes.

Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit No. 10.1:

               Services Agreement dated as of January 1, 1996 between Aldila, Inc. and Vincent T. Gorguze

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:                                  ALDILA, INC.


August 8, 1996                          /s/  Robert J. Cierzan
                                        --------------------------------------
                                        Robert J. Cierzan
                                        Vice President, Finance
                                        Signing both in his capacity as
                                        Vice President and as Chief
                                        Accounting Officer of the Registrant

                                  EXHIBIT INDEX


Exhibit No.
- - -----------
   10.1 Services Agreement dated as of January 1, 1996 between Aldila, Inc. and Vincent T. Gorguze

   27         Financial Data Schedule