Form 10-Q
period 1996-09-30
ALDILA INC
filed 1996-11-14
CIK 902272

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  FORM 10-Q


          (Mark One)
            [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                   For the quarterly period ended September 30, 1996

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
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

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

As of November 8, 1996 there were 16,096,952 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

_______________________________________________________________________________
_______________________________________________________________________________

                                ALDILA, INC.

                             TABLE OF CONTENTS
                     FORM 10-Q FOR THE QUARTERLY PERIOD
                          ENDED SEPTEMBER 30, 1996


                                                                          PAGE
                                                                          ----

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Balance Sheets at
          September 30, 1996 and December 31, 1995                          3

        Consolidated Statements of Income for the
          three months ended September 30, 1996
          and 1995, and the nine months ended
          September 30, 1996 and 1995                                       4

        Consolidated Statements of Cash Flows for
          the nine months ended September 30, 1996
          and 1995                                                          5

        Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7



PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                  15

Item 2. Changes in Securities                                              15

Item 3. Defaults Upon Senior Securities                                    15

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 5. Other Information                                                  15

Item 6. Exhibits and Reports on Form 8-K                                   15


Signatures                                                                 16

Exhibit Index                                                              17

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        ALDILA, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - UNAUDITED
                     (In thousands, except share data)



                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1996             1995
                                                         -------------     ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                  $ 21,211         $ 19,345
 Accounts receivable                                           3,561            3,168
 Income taxes receivable                                                           88
 Inventories                                                   6,740            6,074
 Deferred tax assets                                           2,808            2,808
 Prepaid expenses and other current assets                       503              742
                                                         -------------     ------------
  Total current assets                                        34,823           32,225

PROPERTY AND EQUIPMENT                                        14,403           13,545
TRADEMARKS AND PATENTS                                        15,248           15,579
GOODWILL                                                      49,410           50,319
DEFERRED FINANCING FEES                                          156              185
                                                         -------------     ------------
TOTAL ASSETS                                                $114,040         $111,853
                                                         -------------     ------------
                                                         -------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                           $  3,344         $  4,230
 Accrued expenses                                              2,689            3,225
 Income taxes payable                                          1,374
                                                         -------------     ------------
  Total current liabilities                                    7,407            7,455

LONG-TERM LIABILITIES:
 Long-term debt                                               20,000           20,000
 Deferred tax liabilities                                      7,847            8,040
 Deferred rent liabilities                                       792              877
                                                         -------------     ------------
  Total liabilities                                           36,046           36,372
                                                         -------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; authorized 5,000,000
  shares; no shares issued
 Common stock, $.01 par value; authorized 30,000,000
  shares;  issued and outstanding 16,205,952 shares              162              166
 Additional paid-in capital                                   46,338           47,863
 Retained earnings                                            31,494           27,452
                                                         -------------     ------------
  Total stockholders' equity                                  77,994           75,481
                                                         -------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $114,040         $111,853
                                                         -------------     ------------
                                                         -------------     ------------


                        ALDILA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (In thousands, except per share data)



                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                       ------------------   -----------------
                                         1996      1995       1996     1995
                                       --------  --------   --------  -------
NET SALES                              $16,735   $ 9,546     $43,913  $45,860
COST OF SALES                           10,434     5,884      28,018   25,985
                                       --------  --------   --------  -------
  Gross profit                           6,301     3,662      15,895   19,875
                                       --------  --------   --------  -------

SELLING, GENERAL AND ADMINISTRATIVE      2,489     2,373       7,191    8,734
AMORTIZATION OF GOODWILL                   357       349       1,059    1,048
                                       --------  --------   --------  -------
  Operating income                       3,455       940       7,645   10,093
                                       --------  --------   --------  -------

OTHER:
 Interest expense                          317       316         949      974
 Other (income), net                      (200)     (250)       (522)    (653)
                                       --------  --------   --------  -------
INCOME BEFORE INCOME TAXES               3,338       874       7,218    9,772
PROVISION FOR INCOME TAXES               1,469       376       3,176    4,202
                                       --------  --------   --------  -------
NET INCOME                             $ 1,869   $   498     $ 4,042  $ 5,570
                                       --------  --------   --------  -------
                                       --------  --------   --------  -------

EARNINGS PER COMMON SHARE:

 Net income                               $0.11     $0.03      $0.24    $0.33
                                       --------  --------   --------  -------
                                       --------  --------   --------  -------

 Weighted average shares outstanding     16,437    16,803     16,544   16,792
                                       --------  --------   --------  -------
                                       --------  --------   --------  -------

                        ALDILA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                               (In thousands)


                                                                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1996
                                                                --------------------
                                                                  1996        1995
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $ 4,042      $ 5,570
 Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                   3,544        2,951
  Changes in assets and liabilities:
   Accounts receivable                                             (393)       2,546
   Inventories                                                     (666)       1,818
   Prepaid expenses and other current assets                        239           93
   Accounts payable                                                (886)      (2,594)
   Accrued expenses                                                (536)      (2,135)
   Income taxes payable/receivable                                1,462         (392)
   Deferred tax liabilities                                        (193)        (165)
   Deferred rent liabilities                                        (85)         (39)
                                                                 --------   --------
    Net cash provided by operating activities                     6,528        7,653
                                                                 --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                              (3,016)      (2,273)
 Other                                                             (118)
                                                                 --------   --------
    Net cash used for investing activities                       (3,134)      (2,273)
                                                                 --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                          227
 Repurchases of common stock                                     (1,528)
 Other                                                                           164
                                                                 --------   --------
    Net cash provided (used) by financing activities             (1,528)         391
                                                                 --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,866        5,771
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   19,345       14,087
                                                                 --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $21,211       19,858
                                                                 --------   --------
                                                                 --------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                      $ 1,226      $ 1,227
  Income taxes                                                  $ 2,352      $ 4,595


                         ALDILA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED




1. BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 1996 and the consolidated statements of income and of cash flows for the three month and nine month periods ended September 30, 1996 and 1995, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated balance sheet as of December 31, 1995 was derived from the Company's audited financial statements. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the Company's December 31, 1995 consolidated financial statements and notes thereto.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                              September 30,   December 31,
                                                 1996             1995
                                              -------------   ------------

Raw materials                                   $3,028         $3,828
Work in process                                  2,489          1,165
Finished goods                                   1,223          1,081
                                                ------         ------
 Inventories                                    $6,740         $6,074
                                                ------         ------
                                                ------         ------

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

   As part of the Company's exploration of the possibility of manufacturing carbon fiber internally, the Company has retained consultants with significant experience in carbon fiber manufacturing and has begun the process of seeking an appropriate location for a carbon fiber manufacturing facility. The Company currently anticipates starting production of its own carbon fiber in the first half of 1998. The Company expects to incur approximately $16 million in capital expenditures in 1997 in connection with the development of a carbon fiber manufacturing facility. There can be no assurance that the Company will ultimately go forward with its plans to start manufacturing its own carbon fiber or that it will be able to find an appropriate location and develop it for use as a carbon fiber manufacturing facility on a timely or cost effective basis. In addition, the Company has no experience in the manufacturing of carbon fiber and, although it believes that the consultants that it has retained to assist in this process have sufficient expertise for its current needs, there is a risk that the Company will be unable to manufacture carbon fiber of high enough quality in sufficient quantities at low enough costs to justify a decision to limit the use of outside suppliers.

   The company expects to be able to use its carbon fiber manufacturing capacity to facilitate a transition away from being a single product producer, to become a diversified manufacturer of carbon based fiber products, either through supplying other manufacturers of sporting and industrial equipment or by acquiring other such manufacturers. Although the company would still be capitalizing on its existing expertise in composite materials manufacturing, any transition into new carbon fiber applications would require the company to develop expertise with respect to different manufacturing and marketing issues related to such new applications.

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

   In recent years, the Company has benefited from strong sales of its shafts to Callaway Golf Company ("Callaway") resulting from the popularity of Callaway's clubs. During 1995, sales to Callaway were $28.0 million (or 50% of the Company's net sales). Sales to Callaway were substantially lower in 1995 than in 1994, when they totaled $52.4 million (or 66% of the Company's net sales). The Company's sales to Callaway were impacted beginning in the early part of 1995 by Callaway's decision to increase its graphite shaft purchases from other suppliers and by actions taken by Callaway to reduce finished goods and component inventory levels. Beginning in the second half of 1995 and continuing into 1996 the Company's sales to Callaway have also been impacted by decreased prices that the Company has been able to charge Callaway as well as a change in product mix to new lower priced shaft designs. Even following the 1995 decrease, the Company's results of operations continue to be dependent on sales to Callaway (sales to Callaway were $19.0 million or 43% of net sales in the first nine months of 1996), and, as a result, a further significant decrease in sales to Callaway could have an adverse impact on the Company's future net sales and earnings. Based in part, however, on Callaway's statements to the Company that it will continue to be Callaway's primary supplier of graphite golf club shafts, the Company expects that Callaway will continue to be the Company's largest customer for the forseeable future.

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

RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

   NET SALES.   Net sales increased $7.2 million, or 75.3%, to $16.7
million for the third quarter ended September 30, 1996 (the "1996 Period") from $9.5 million for the third quarter ended September 30, 1995 (the "1995 Period"). Unit sales increased 90% in the 1996 Period as compared to the 1995 Period, which was offset by an 8% decrease in the average selling price of shafts.

   Sales to Callaway were $6.0 million in the 1996 Period (or 36% of net sales) compared to $4.5 million (or 47% of net sales) in the 1995 Period.
See - "Overview of Recent and Anticipated Future Trends." Sales to customers other than Callaway increased significantly in the 1996 Period.

   GROSS PROFIT.   Gross profit increased $2.6 million, or 72.1%, to $6.3
million for the 1996 Period from $3.7 million for the 1995 Period primarily as a result of the increase in the Company's net sales. The Company's gross profit margin decreased to 37.7% in the 1996 Period compared to 38.4% in the 1995 Period primarily as a result of lower average selling prices for shafts sold.

   OPERATING INCOME. Operating income increased $2.5 million, or 268%, to $3.5 million for the 1996 Period from $0.9 million for the 1995 Period and increased as a percentage of net sales to 20.6% in the 1996 Period compared to 9.8% in the 1995 Period. Selling, general and administrative expense decreased as a percentage of net sales to 14.9% for the 1996 Period as compared to 24.9% for the 1995 Period as a result of the fixed component of selling, general and administrative costs being spread over higher net sales in the 1996 Period.

NINE MONTH PERIOD IN 1996 COMPARED TO NINE MONTH PERIOD IN 1995

   NET SALES. Net sales decreased $1.9 million, or 4.2%, to $43.9 million for the nine month period ended September 30, 1996 from $45.9 million for the nine month period ended September 30, 1995. The decrease in net sales was primarily attributable to a significant decrease in the average selling price of shafts sold due to a change in product mix. The average selling price of shafts decreased 19% while total unit sales increased 18% for the nine month period ended September 30, 1996 versus the comparable 1995 period.


   Sales to Callaway were $19.0 million for the first nine months of 1996 (or 43% of net sales) compared to $21.8 million (or 48% of net sales) for the first nine months of 1995. See - "Overview of Recent and Anticipated Future Trends."

   GROSS PROFIT. Gross profit decreased $4.0 million, or 20.0%, to $15.9 million for the nine month period ended September 30, 1996 from $19.9 million for the nine month period ended September 30, 1995 primarily as a result of the decrease in the Company's net sales. The Company's gross profit margin decreased to 36.2% for the nine month period ended September 30, 1996 from 43.3% for the nine month period ended September 30, 1995 primarily as a result of lower average selling prices for shafts sold.

   OPERATING INCOME. Operating income decreased $2.4 million, or 24.2%, to $7.6 million for the nine month period ended September 30, 1996 from $10.1 million for the nine month period ended September 30, 1995 and decreased as a percentage of net sales to 17.4% from 22.0%, respectively. Selling, general and administrative expense decreased as a percentage of net sales to 16.4% for the nine month period ended September 30, 1996 as compared to 19.0% for the nine month period ended September 30, 1995 as a result of a decrease in advertising and promotional expenditures.

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

   Cash (including cash equivalents) provided from operating activities for the nine month period in 1996 was $6.5 million compared to $7.6 million provided from operating activities for the nine month period in 1995. This decrease resulted principally from the decrease in net income for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995. The Company used $3.0 million for capital expenditures during the nine month period ended September 30, 1996. The Company currently anticipates committing to capital expenditures of approximately $4.5 million in 1996. The Company may from time to time consider the acquisition of businesses complementary to the Company's business. The Company anticipates that its cash requirements for maintaining its current level of operations and those planned for the foreseeable future can be satisfied by cash provided through operating activities.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

Item 5. OTHER INFORMATION

          Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit No. 27.1:
              Financial Data Schedule.

          (b) Reports on Form 8-K:
              No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:                                        ALDILA, INC.



November 12, 1996                       /s/ Robert J. Cierzan
                                        -----------------------------------
                                        Robert J. Cierzan
                                        Vice President, Finance
                                        Signing both in his capacity as
                                        Vice President and as Chief
                                        Accounting Officer of the Registrant