Form 10-K
period 1996-12-31
ALDILA INC
filed 1997-03-31
CIK 902272

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

     (Mark One)
        [ x ]    Annual Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                    For the fiscal year ended December 31, 1996

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

  Securities Registered Pursuant to Section 12(b) of the Act:
     Title of each class           Names of each exchange on which registered
          None                                    None
          ----                                    -----

           Securities registered pursuant to section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                     ---------------------------------------
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ____X____     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [    ]

As of March 24,1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on market quotations as of that date, was approximately $71.2 million.

As of March 24,1997, there were 15,711,152 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated into this report by reference:

Part III The Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

                              ALDILA, INC.

                          TABLE OF CONTENTS
                    FORM 10-K FOR THE FISCAL YEAR
                         ENDED DECEMBER 31, 1996

                                                                       PAGE
                                                                       ----
PART I
------
 Item 1.    Business                                                     1
 Item 2.    Properties                                                  10
 Item 3.    Legal Proceedings                                           11
 Item 4.    Submission of Matters to a Vote of
               Security Holders                                         11

PART II
------
 Item 5.    Market for Registrant's Common Equity and
               Related Stockholder Matters                              11
 Item 6.    Selected Financial Data                                     11
 Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      13
 Item 8.    Financial Statements and Supplementary Data                 17
 Item 9.    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                   17

PART III
--------
 Item 10.   Directors and Executive Officers of the Registrant          17
 Item 11.   Executive Compensation                                      17
 Item 12.   Security Ownership of Certain Beneficial
               Owners and Management                                    17
 Item 13.   Certain Relationships and Related Transactions              17

PART IV
-------
 Item 14.   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                      18

 Signatures                                                             32

                                     PART I


   THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO SIGNIFICANT RISKS
AND UNCERTAINTIES.   THESE FORWARD-LOOKING STATEMENTS ARE BASED ON
MANAGEMENT'S EXPECTATIONS AS OF THE DATE HEREOF, AND THE COMPANY DOES NOT UNDERTAKE ANY RESPONSIBILITY TO UPDATE ANY OF THESE STATEMENTS IN THE FUTURE. ACTUAL FUTURE PERFORMANCE AND RESULTS COULD DIFFER FROM THAT CONTAINED IN OR SUGGESTED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS SET FORTH IN THIS FORM 10-K (INCLUDING THOSE SECTIONS HEREOF INCORPORATED BY REFERENCE FROM OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION), IN PARTICULAR AS SET FORTH IN "BUSINESS RISKS" UNDER ITEM 1 AND SET FORTH IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS" UNDER ITEM 7.

ITEM 1. BUSINESS
----------------

GENERAL

   Aldila, Inc. ("Aldila" or the "Company") is the leading designer and manufacturer of high-quality innovative graphite (carbon fiber based composite) golf shafts in the United States today and has maintained this
leading position for over a decade.   Aldila enjoys strong relationships with
most major domestic, and many foreign, golf club manufacturers including Callaway Golf Company ("Callaway"), Karsten Manufacturing ("Ping") and Taylor Made. Aldila believes that it is one of the few independent shaft manufacturers with the technical and production expertise required to produce high-quality graphite shafts in quantities sufficient to meet rapidly growing demand. The Company's current product line consists of Aldila and G. Loomis branded products designed for custom club makers as well as hundreds of custom shafts developed in conjunction with its major customers, which are designed to improve the performance of any level of golfer, from novice to tour professional.

   Most golf clubs currently being sold have shafts constructed from steel or graphite, although limited numbers are also manufactured from other materials. Graphite shafts were introduced in the early 1970's as the first major improvement in golf shaft technology since steel replaced wood in the 1930's. The first graphite shafts had significant torque (twisting force) and appealed primarily to weaker-swinging players desiring greater distance. Graphite shaft technology has subsequently improved so that shafts can now be designed for golfers at all skill levels. Unlike steel shafts, graphite shafts can be altered with respect to weight, flex, flex location and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved "feel" to the golfer. The improvement in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods. Subsequently, after achieving dominant acceptance and penetration in both the professional and consumer woods markets (with over 76% of new woods purchased including graphite shafts in 1996), graphite shafts have started to achieve similar success in the irons markets, including increasing acceptance among tour professionals. Since many golfers consider professionals to be "opinion leaders," their acceptance and growing use of graphite shafts in irons has helped broaden the overall graphite market. As a result, in 1996, approximately 38% of new irons purchased were graphite shafted. As the market for graphite shafts continues to grow, new graphite shafted wood and iron purchases by consumers are expected to surpass 90% and 75%, respectively, by the year 2000.

   Originally, virtually all graphite shafts were sold for use in premium clubs, while the value priced segment of the golf club market continued to be supplied with steel shafts. In the last several years, however, an increasing percentage of value priced clubs are being sold with graphite shafts, which is a trend that the Company expects will continue. As a result, the Company has taken steps to enable it to meet the needs of this segment of the shaft market, including the design of shafts that can be manufactured at prices acceptable to this market and continuing efforts to reduce its overall manufacturing costs.

   The Company was originally founded in San Diego, California in 1972 and was an early leader in the design and production of graphite golf shafts. Since then, the Company has continually improved upon its shaft designs and the materials it uses in its shafts to meet the demands of a growing market. The Company believes it is well positioned to remain a leader in the market for graphite shafts due to its innovative and high quality products, strong customer relationships, design and composite materials expertise and significant manufacturing capabilities.

   In order to maintain its leadership position in the graphite shaft market through control of its raw material costs and ensuring its sources of supply, over the last several years the Company has taken steps to vertically integrate into the manufacture of its own raw materials. In 1994, the Company started production of its principal raw material, graphite prepreg, which consists of sheets of carbon fibers combined with epoxy resin. See "Manufacturing--Raw Materials." The Company now produces substantially all of its graphite prepreg internally. In late 1996, the Company decided to construct a new facility for the manufacture of carbon fiber. The Company intends to manufacture carbon fiber not only for its own consumption in the manufacture of golf shafts but also for sale or use in other recreational and industrial composite products. This facility should be operational in 1998. See "Business Risks - New Carbon Fiber Manufacturing Facility."

PRODUCTS

   Aldila offers a broad range of innovative and high-quality products designed to maximize the performance of golfers of every skill level. The Company manufactures hundreds of unique graphite shafts featuring various combinations of performance characteristics such as weight, flex, flex point and torque. The Company's customized shafts, which constituted 90% of net sales in the year ended December 31, 1996, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs. The Company's standard models are typically sold to golf club manufacturers, distributors and golf pro and repair shops, and are used either to assemble a new custom club from selected components or to replace the steel shaft of an older club. The Company also helps develop cosmetic designs to give the customer's golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics. The prices of Aldila shafts typically range from $6 to $30.

   All of the Company's shafts are composite structures consisting principally of carbon fiber and epoxy resins. The Company's shafts may also include boron (added to increase shaft strength) or fiberglass. The Company regularly evaluates new composite materials for inclusion in the Company's shafts and new refinements on designs using current materials.

   Based on units sold for the year ended December 31, 1996, approximately 64% of the Company's shafts are used in irons while approximately 36% are used in woods. This iron shaft to wood shaft mix compares favorably to 1995 when 55% of shafts sold were for irons with 45% for woods. The iron mix increased due to a change in product mix but also because graphite shafts continue to penetrate the irons market. The Company expects that iron shafts will represent an increasing percentage of units sold in the future since the typical set of golf clubs contains approximately three times as many irons as woods.

CUSTOMERS AND CUSTOMER RELATIONS

   For fiscal year 1996, the Company had approximately 420 customers, which included approximately 115 golf club manufacturers and more than 60 distributors, with the balance principally constituting custom club assemblers, pro shops and repair shops. However, the majority of the Company's sales have been and may continue to be concentrated among a relatively small number of customers. Sales to the Company's top five customers represented approximately 80% and 75% of net sales in 1996 and 1995, respectively. In 1996, Callaway accounted for 43% of the Company's net sales, as compared to 50% in 1995 and 66% in 1994. Callaway has been the Company's largest customer for each of the last five years and has represented a significant percentage of the Company's net sales each year during that period, reflecting in large part the rapid growth of Callaway's sales of its clubs. Historically, Aldila's principal customers have varied as a result of general market trends in the golf industry, in particular the prevailing popularity of the various clubs that contain Aldila's shafts.
(For example, the Company's second largest customer was Taylor Made in 1996, Ping in 1995, 1994 and 1993 and Wilson Sporting Goods in 1992.) Because of the historic volatility of consumer demand for specific clubs, as well as continued competition from alternative shaft suppliers, sales to a given customer in a prior period may not necessarily be indicative of future results.

   The Company believes that its close customer relationships and responsive service have been significant elements of its success to date, establishing it as a premium graphite shaft company. Aldila's golf club manufacturer customers often work together with the Company's engineers when developing a new golf club in order to design a club that maximizes the performance features of the principal component parts: the grip, the clubhead and the Aldila shaft. The Company's partnership relationship with its customers continues after the development of clubs containing Aldila's shafts. Following the design process, the Company continues to provide high levels of customer support and service in areas such as quality control and assurance, timely and responsive manufacturing, delivery schedules and education. The Company believes its physical proximity to many of its customers has facilitated a high degree of customer interaction and responsiveness to customer needs. While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them and generally does not have long-term supply agreements with its customers. Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer could have a
material adverse effect on the Company's business or operating results.   As
a result of the high percentage of the Company's net sales represented by Callaway in recent periods, the Company's results of operations have been dependent on sales to Callaway. Following the decrease in sales to Callaway first announced in January 1995 and in part as a result of the success in the marketplace of clubs manufactured by other customers of the Company, the percentage of the Company's sales represented by sales to Callaway has decreased and is expected to decrease again in 1997. The Company's dependence on sales to Callaway has therefore lessened somewhat, although Callaway continues to be the Company's largest single customer and the Company believes that it continues to be Callaway's primary graphite shaft supplier. Increasing sales to other customers, however, such as Taylor Made, which represented 16% of sales in 1996, increases the Company's dependence on those customers. If the Company's sales of shafts to Callaway or another major customer were to decrease in the future, the Company would not necessarily be able to replace those sales with sales of shafts to other golf companies and, as a result, net sales for a given quarter or a longer period of time might be materially adversely affected. See "Business Risks."

   The Company's sales and marketing personnel devote substantial time and energy to educating its customers, consumers and golf professionals about the advantages of Aldila graphite shafts, and also concentrate on educating the sales forces of golf club manufacturers so that they may more effectively sell golf clubs incorporating Aldila graphite shafts.

MARKETING AND PROMOTION

   The Company's marketing strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts, to enhance brand awareness among golfers and to increase overall market acceptance and use of graphite golf shafts. The Company utilizes a wide variety of marketing and promotional channels, including mass media advertising such as print and television, sponsorship of golf-related events, product endorsements and product demonstrations.

   The Company uses mass media advertising to increase Aldila's brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers and to explain the advantages of graphite shafts. Although the Company does not sell directly to the end users of its products, the Company believes that its brand name recognition contributes significantly to the marketability of its customers' products. Aldila's name is also prominently displayed in its customers' catalogues and product literature.

   The Company believes that obtaining product endorsements from professional golfers enhances its reputation for quality and performance while also promoting the use of graphite shafts. The Company has secured product endorsements from a number of PGA and Ladies PGA Tour players and well-known teaching professionals. Recognizing the influence professionals' product choices have on consumer preferences, the Company also engages in special promotional efforts to encourage professional golfers to use clubs with Aldila shafts. Similarly, the Company contributes graphite shafts to college athletic programs and teaching professionals and sponsors college golf tournaments in order to expose those who may influence future club purchases by consumers to the advantages of graphite shafts.

   Aldila's marketing and promotion expenditures were approximately $2.5 million, $4.2 million, and $6.0 million in 1996, 1995, and 1994, respectively.

SALES AND DISTRIBUTION

   Within the golf club industry, most companies do not manufacture the three principal components of the golf club--the grip, the shaft and the clubhead--but rather source these components from independent suppliers that design and manufacture components to the club manufacturers' specifications. As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and, to a lesser extent, distributors, custom club shops, pro shops and repair shops. Distributors typically resell the Company's products to custom club assemblers, pro and custom club shops, and individuals. The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers. Sales to golf club manufacturers accounted for approximately 90% of net sales for the year ended December 31, 1996.

   International sales represented less than 10% of net sales for the years ended December 31, 1996, 1995 and 1994.

PRODUCT DESIGN AND DEVELOPMENT

   Aldila is committed to maintaining its reputation as a leader in innovative shaft design and composite materials technology. The Company believes that the enhancement and expansion of its existing product lines and the development of new products are necessary for the Company's continued growth and success. However, while the Company believes that it has generally achieved success in the introduction of its graphite golf shafts, no assurance can be given that the Company will be able to continue to design and manufacture products that meet with market acceptance.

   Graphite shaft designs and modifications are frequently the direct result of the Company's and its customers' combined efforts and expertise to develop an exclusive shaft for that customer's clubs. New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft's design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new standard shafts as well as generate design ideas for customized shafts. To improve and advance composites technology and shaft process manufacturing, the Company's engineers test new and existing materials, such as boron, kevlar, fiberglass, ceramic, thermo plastic and carbon fiber. The Company's design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers. Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or that the Company will be able to utilize new composite material technology on a timely or competitive basis, or otherwise respond to emerging market trends.

   The Company may consider from time to time applying carbon fiber technology to other products, and has engaged in limited production of graphite bicycle tubing on a special-order basis.

MANUFACTURING

   The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to customers' orders and provide sufficient quantities on a timely basis. The Company today operates six manufacturing facilities. During its 25 years of operation, the Company has improved its manufacturing process and believes it has established a reputation as the industry's leading volume manufacturer of high-performance graphite shafts.

   SHAFT MANUFACTURING PROCESS. The process of manufacturing a graphite shaft has several distinct phases. Different designs of Aldila shafts require variations in both the manufacturing process and the materials used. In traditional shaft designs, treated graphite known as "prepreg" are rolled onto metal rods known as mandrels. The Company also manufactures filament wound shafts where continuous graphite fibers are mechanically wound around a mandrel. Under either process, the graphite is then baked at high temperatures to harden the material into a golf shaft. At the end of the manufacturing process, the shafts are painted and stylized using a variety of colors, patterns and designs, including logos and other custom identification. Through each phase of this process, the Company performs quality control reviews to ensure continuing high standards of quality and uniformity and to meet exacting customer specifications.

   RAW MATERIALS. The primary material currently used in all of the Company's graphite shafts is carbon fiber, which is combined with epoxy resin to produce sheets of graphite prepreg. Heating and stretching the graphite fibers determines the strength and tensile modulus (stiffness) of the fiber.

   In October 1994, the Company initiated the internal production of graphite prepreg in its Poway, California facility. The Company believes that by producing a major portion of its graphite prepreg requirements internally it may better control the supply of raw material for shafts and may reduce the impact of potential future price increases. During 1995 and 1996 the Company increased its monthly production levels and now produces substantially all of its graphite prepreg requirements internally. In prior years the Company was dependent upon certain domestic suppliers for graphite prepreg and the Company expects to continue to purchase some prepreg products from outside suppliers in the future. The Company is now dependent on its own prepreg production operation to support its shaft manufacturing requirements. Although the Company believes that there will continue to be alternative third party suppliers of graphite prepreg, there can be no assurance that unforeseen difficulties which could lead to an interruption in the Company's internal prepreg production will not occur which would result in production delays.

   The Company's graphite prepreg operation is dependent on certain suppliers for carbon fibers, which along with epoxy resins and paper constitute the primary components in graphite prepreg. In 1995 and 1996, the Company purchased most of its carbon fiber from Hexcel (formerly Hercules, Inc.) and expects to purchase a significant portion of its carbon fiber from Hexcel in

1997; however, the Company also purchases fibers from Toray Marketing & Sales (America), Inc., Fortafil Fibers, Inc. and Toho Carbon Fibers, Inc. The Company experienced increases in these raw material component costs in 1995 and 1996 and anticipates that these costs will continue to increase in the future, although it cannot predict the timing or extent of any future price changes.

   The Company is in the process of developing a facility for the manufacture of carbon fiber for use in the graphite prepreg that it makes for its own consumption in the manufacture of golf shafts and also for sale or use in other recreational and industrial composite products. The Company expects this facility will be operational in 1998. At the present time, Courtaulds, a company based in the United Kingdom, is the only supplier of acrylic fiber, the principal raw material in carbon fiber, of the type and grade that the Company's carbon fiber operations will require. The Company has reached an understanding with Courtaulds that the Company believes should assure the Company with an adequate supply of such acrylic fiber. See "Business Risks--New Carbon Fiber Manufacturing Facility."

ENVIRONMENTAL MATTERS

          The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials as the Company uses hazardous substances and generates hazardous waste in the ordinary course of its manufacturing process. Under the supervision of the County of San Diego Air Pollution Control District (the "APCD"), the Company has constructed additional pollution control equipment to control emissions of volatile organic compounds ("VOCs") resulting from its golf shaft coating operations.

   In 1993, the Company filed chemical use inventory forms with the United States Environmental Protection Agency (the "EPA") covering the years 1987 through 1991. As a result of the information gathered in connection with preparing this filing, the Company re-evaluated certain filings made with the APCD and determined that submission of revised filings was appropriate. To date, the Company has not been notified by the EPA that it may seek to assess any penalties as a result of the untimely filing and does not know what penalties, if any, would be assessed if the APCD were to determine that the revised filings were required to be made. The Company does not believe that any penalties that may be assessed by the EPA, the APCD or other interested parties as a result of these matters would result in a material liability.

   The Company believes it is in substantial compliance with applicable laws and regulations and has not to date incurred any material liabilities under environmental laws and regulations, however, there can be no assurance that environmental liabilities will not arise in the future which may affect the Company's business.

COMPETITION

   Aldila operates in a highly competitive environment in both the United States and international markets. The Company believes that it competes on the basis of its ability to provide a broad range of high quality, performance graphite shafts; its ability to deliver customized products in large quantities and on a timely basis to its customers; the acceptance of graphite in general, and Aldila shafts in particular, by professional and other golfers, whose preferences are to some extent subjective; and, finally, price. Until recently, the United States market for graphite shafts was dominated by a relatively small number of United States based shaft manufacturers. The Company currently competes against a number of well established United States based shaft manufacturers for sales of premium shafts which constitutes the majority of the Company's revenues. This competition has made it more difficult to retain existing customers and attract new customers. This competition had placed increasing pressure on prices for the Company's premium shafts.

   The Company believes that it is the largest supplier of graphite shafts in the United States, which results from its ability to establish a premium brand image and a reputation among golf club companies as a value-added supplier with competitive prices.

   Aldila competes against other shaft manufacturers, both graphite and steel, as well as against golf club companies that produce their own shafts internally, some of which may have greater resources than Aldila. The Company also faces potential competition from those golf club manufacturers that currently purchase golf shaft components from outside suppliers but that may have, develop or acquire the ability to manufacture all or a portion of its graphite shafts internally. Should any of the Company's significant customers decide to meet any of its shafts need internally, it could have an adverse effect on the Company.

INTELLECTUAL PROPERTY

   Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products. The Company believes that the strength of its trademarks and logos are of considerable value to its business and intends to continue to protect them to the fullest extent practicable. The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company's products. As of December 31, 1996 the Company had approximately 46 United States and foreign registered trademarks.

   The Company currently holds and protects the rights to two patents, although the Company does not view these patents as critical to the Company's business.

EMPLOYEES

   As of December 31, 1996, Aldila employed 1,260 persons on a full-time basis, including 12 in sales and marketing, 22 in research and development and engineering, and 1,180 in production, and the balance are administrative and support staff. The Company employs no individuals on a part-time basis. The number of full-time employees also includes 810 persons who are employed in the Company's Mexican facility and 80 who are employed in the China facility. Because of seasonal demands, the Company hires a significant number of temporary employees. As of December 31, 1996, the Company also employed an additional 25 temporary employees on a full-time basis. Aldila considers its employee relations to be good.

SEASONALITY

   Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in higher sales in the second and third quarter. The success of certain customers' products, in particular, Callaway's, patterns of product introduction, and customer acceptance thereof, coupled with a generally increasing overall demand for graphite shafts, has tended to mitigate the impact of seasonality in recent years.

BACKLOG

   As of December 31, 1996, the Company had a backlog of approximately $8.0 million compared to approximately $7.5 million as of December 31, 1995. The Company believes that the dollar volume of its current backlog will be shipped in the next three months. Orders can typically be canceled without penalty up to 30 days prior to shipment. Historically, the Company's backlog generally has been highest in the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

BUSINESS RISKS

   CUSTOMER CONCENTRATION. The Company's sales have been, and very likely will continue to be, concentrated among a small number of customers. In 1996, sales to the Company's top five customers represented approximately 80% of net sales. Aldila's principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contained

Aldila shafts. Customers representing more than 10% of net sales in the past three years have consisted of: Callaway Golf Company ("Callaway") (43%) and Taylor Made Golf Company (16%) in 1996; Callaway (50%) in 1995; and Callaway (66%) in 1994. The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of customers clubs, will have on its future business or operating results.

   While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, including Callaway, and consistent with industry practice, generally does not have long-term contracts with its customers. In this regard, Callaway, the Company's current largest customer, purchases from at least two other graphite shaft suppliers. Although the Company believes it currently supplies a substantial portion of Callaway's graphite shaft requirements, there is no assurance that the Company will remain Callaway's primary supplier and, in the event Callaway increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer, could have a material adverse effect on the Company's business in operating results.

   Despite the fact that Callaway is likely to remain the Company's largest customer and that the Company's net sales as a whole are likely to continue to be concentrated among a small number of customers, the Company also expects that Callaway will not continue to represent approximately 50% or more of its net sales, as it has for several years, and that several other companies, including Taylor Made, may represent significant percentages of the Company's net sales over the next few years. As is the case with most golf club manufacturers, these other companies tend to purchase graphite shafts from more than one supplier, and their sales are likely to vary dramatically from time to time due to fluctuating public acceptance of their products. Although the Company will be less exposed to significant risks resulting from variations in its sales to Callaway, the Company will be exposed to those risks if sales to one or more of several other companies, including Taylor Made, decrease to a material extent as a result either of decreases in sales of golf clubs by the other company or of a decision to purchase shafts from another supplier instead of from Aldila.

   SHAFT MANUFACTURING BY CLUB COMPANIES. Another factor that could have a negative impact in the future on the Company's sales to golf club manufacturers would be the decision by one of its customers to manufacture all or a portion of its graphite shaft requirements. While the Company has not to date experienced any material decline in its sales for this reason, should any of the Company's major customers decide to meet any significant portion of their shaft needs internally, it could have a material adverse impact on the Company and its financial results. Based on Callaway's public statements, the Company believes that Callaway has in the past considered manufacturing at least a portion of the shafts for inclusion in the clubs it sells, although the Company is unaware of any such activities at the present time.

   RAW MATERIAL COST/AVAILABILITY. The Company's gross profit margins are dependent on the price of carbon fiber, which is the most substantial component of total raw material costs. For several years, prices for carbon fiber, as well as for the graphite prepreg that is used in most graphite golf club shafts and that is manufactured out of carbon fiber, had been relatively low due to excess capacity in the carbon fiber industry. As a result of elimination of that excess capacity coupled with increasing demand for carbon fiber, including demand resulting from new applications, the Company experienced an increase in carbon fiber prices in 1996 and into 1997.

   The Company has contracts providing for most of its currently anticipated needs for carbon fiber through the end of 1997. However, given the current lack of excess capacity in the industry overall, the Company is engaging in discussions with its principal suppliers, and monitoring conditions in the market generally, to assure that it will have an adequate supply of carbon fiber for this period. If the Company's demand for carbon fiber during this period is not satisfied through its existing contracts because the supplier under these contracts fails to satisfy its contractual requirements, then a continuation of the current tight supply of carbon fiber could make it difficult for the Company to satisfy all of its customers' orders unless an appropriate substitute for the current type of carbon fiber can be found. In such event, the Company's net sales and profits would be adversely affected. Even if it is able to acquire sufficient additional carbon fiber outside the current contracts, it would likely be at a higher price than provided under its current contracts, with a resulting adverse impact on margins.

   NEW CARBON FIBER MANUFACTURING FACILITY. The Company has stated its intention to construct a new facility for the manufacture of carbon fiber. The Company has hired an individual and has retained consultants with significant experience in carbon fiber manufacturing to design, develop and start-up the planned 50,000 square foot facility. The Company currently anticipates starting production of its own carbon fiber in the first half of 1998. The Company expects to incur approximately $16 million in capital expenditures in 1997 in connection with the development of a carbon fiber manufacturing facility. There can be no assurance that the Company will ultimately go forward with its plans to start manufacturing its own carbon fiber. Although the Company has preliminarily identified a location in Evanston, Wyoming for this facility and is in purchase negotiations with respect to this location, there can be no assurance that the Company will be able to enter into a purchase agreement on acceptable terms or that it will be able to develop it for use as a carbon fiber manufacturing facility on a timely or cost effective basis. In addition, the Company has no experience in the manufacturing of carbon fiber and, although it believes that the individuals that it has retained to assist in this process have sufficient expertise for its current needs, there is a risk that the Company will be unable to manufacture carbon fiber of high enough quality in sufficient quantities at low enough costs to justify a decision to limit the use of outside suppliers.

   The Company expects to be able to use its carbon fiber manufacturing capacity to facilitate a transition away from being a single product producer, to become a diversified manufacturer of carbon fiber based products, either through supplying other manufacturers of sporting and industrial applications or by acquiring other such manufacturers. Although the Company would still be capitalizing on its existing expertise in composite materials manufacturing, any transition into new carbon fiber applications would require the Company to develop expertise with respect to different manufacturing and marketing issues related to such new applications.

   Commencing in 1998, the Company expects to satisfy a portion of its needs for carbon fiber internally. Depending on market conditions prevailing at the time and the extent to which production at its planned facility meets expectations, the Company may face difficulties in obtaining adequate supplies of carbon fiber from external sources to provide for any carbon fiber needs not met internally. In particular, a substantial reduction in the Company's purchases in the market as a result of its internal capacity may make it more difficult to purchase carbon fiber from other suppliers if it remains in short supply. If it appears that the carbon fiber facility is not likely to satisfy a significant portion of the Company's needs or if it appears that there will not be adequate availability in the market, the Company may not have made arrangements in advance for the purchase of material amounts of carbon fiber from alternative sources.

   RELIANCE ON OFF-SHORE MANUFACTURING FACILITIES. The Company operates manufacturing facilities in Tijuana, Mexico and in Zhuhai, People's Republic of China. The Company pays certain expenses of these facilities in Mexican pesos and Chinese renminbis, respectively, which are subject to fluctuations in currency value and exchange rates. The Company is also subject to other customary risks of doing business outside of the United States, including political instability, currency and other import/export regulation, and cultural differences.

   UTILIZATION OF CERTAIN HAZARDOUS MATERIALS. In the ordinary course of its manufacturing process, the Company uses hazardous substances and generates hazardous waste. The Company has not to date incurred any material liabilities under environmental laws and regulations, and believes that it is in substantial compliance with applicable laws and regulations.
Nevertheless, no assurance can be given that the Company will not encounter environmental problems or incur environmental liabilities in the future which could adversely affect its business.

   NEW PRODUCT INTRODUCTION. The Company believes that the introduction of new, innovative golf shafts using graphite or other composite materials will be critical to its future success. While the Company emphasizes research and development activities in connection with carbon fiber and other composite material technology, there can be no assurance that the Company will continue to develop competitive products or that the Company will be able to develop or utilize new composite material technology on a timely or competitive basis or otherwise respond to emerging market trends.

   Although the Company believes that it has generally achieved success in the introduction of its graphite golf shafts, no assurance can be given that the Company will be able to continue to design and manufacture products that meet with market acceptance, either on the part of club manufacturers or golfers. The design of new graphite golf shafts is also influenced by rules and interpretations of the United States Golf Association ("USGA"). There can be no assurance that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company's products.

   COMPETITION. Aldila operates in a highly competitive environment. The Company believes that it competes principally on the basis of its ability to provide a broad range of high quality, performance graphite shafts, its ability to deliver customized products in large quantities and on a timely basis; the acceptance of graphite shafts in general, and Aldila shafts in particular, by professional and other golfers, whose preferences are to some extent subjective; and finally, price.

   Aldila competes against both domestic and foreign shaft manufacturers. The Company also experiences indirect competition from golf club manufacturers that produce their own shafts internally. Some of the Company's current and potential competitors may have greater resources than Aldila. The company also faces potential competition from those golf club manufacturers that currently purchase golf shaft components from outside suppliers but that may have, develop or acquire the ability to manufacture shafts internally.

   DEPENDENCE ON DISCRETIONARY CONSUMER SPENDING. Sales of golf equipment have historically been dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions. The Company believes that golf equipment sales may have remained flat in recent periods and may continue to be so in the future. A decrease in consumer spending on golf equipment or, in particular, a decrease in demand for golf clubs with graphite shafts could have an adverse effect on the Company's business and operating results.

   RELIANCE ON KEY PERSONNEL. The success of the Company is dependent upon its senior management team, as well as its ability to attract and retain qualified personnel. There is competition for qualified personnel in the golf shaft industry. There is no assurance that the Company will be able to retain its existing senior management personnel or to attract additional qualified personnel.


ITEM 2. PROPERTIES

   The Company's principal executive offices are located in a leased facility in Rancho Bernardo, California. The Company's shafts are manufactured at six separate facilities, one attached to the Company's executive office, one located elsewhere in the San Diego, California metropolitan area, three others located in Tijuana, Mexico and one in the Zhuhai economic development zone of the People's Republic of China. The Company's main facility is comprised of 41,000 square feet of shaft manufacturing space and 20,000 square feet of office and research and development space. The Company also leases a 73,000 square foot facility in Poway, California for shaft manufacturing operations and graphite prepreg production. The Tijuana, Mexico production operations are conducted in leased facilities that aggregate 61,000 square feet. The China facility is also leased and comprises 31,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

   There is no information required to be submitted by the Company under this Item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.


                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PERFORMANCE

                               1996                      1995
___________________________________________________________________________
                       High         Low          High        Low
First Quarter          $7 7/16      $4 3/8       $11 5/8     $4 1/2
Second Quarter         $5 1/2       $3 15/16     $6 5/8      $4 7/8
Third Quarter          $4 13/16     $3 7/8       $5 15/16    $4 11/16
Fourth Quarter         $5 1/16      $3 5/8       $5 1/8      $3 3/4


On March 24, 1997, the closing Common Stock price was $4.88, and there were approximately 532 common stockholders of record. The Company believes a significant number of beneficial owners also own Aldila stock in "street name."

ITEM 6.  SELECTED FINANCIAL DATA

   The information required as to this Item is contained in the following table.

                                     ALDILA, INC.


                                SELECTED FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




OPERATING RESULTS (YEAR ENDED DECEMBER 31):      1996          1995          1994         1993         1992
                                              ----------   ----------    ----------     ---------   ----------
                                              ----------   ----------    ----------     ---------   ----------

Net sales                                      $58,394       $56,545       $79,779       $62,646      $47,665
Cost of sales                                   37,245        32,823        44,206        34,420       26,433
                                              ----------   ----------    ----------     ---------   ----------
    Gross profit                                21,149        23,722        35,573        28,226       21,232
                                              ----------   ----------    ----------     ---------   ----------
Selling, general and administrative              9,112        10,850        12,922        10,696        8,394
Amortization of goodwill                         1,416         1,398         1,398         1,398        1,398
                                              ----------   ----------    ----------     ---------   ----------
    Operating income                            10,621        11,474        21,253        16,132       11,440
                                              ----------   ----------    ----------     ---------   ----------
Interest expense                                 1,266         1,291         1,313         3,013        4,984
Other (income), net                               (727)         (857)         (297)          (63)         (42)
                                              ----------   ----------    ----------     ---------   ----------
Income before income taxes
 and extraordinary loss                         10,082        11,040        20,237        13,182        6,498
Provision for income taxes                       4,400         4,770         8,565         6,024        3,360
                                              ----------   ----------    ----------     ---------   ----------
Income before extraordinary loss                 5,682         6,270        11,672         7,158        3,138
Extraordinary loss                                                                           786
                                              ----------   ----------    ----------     ---------   ----------
Net income                                      $5,682        $6,270       $11,672        $6,372       $3,138
                                              ----------   ----------    ----------     ---------   ----------
                                              ----------   ----------    ----------     ---------   ----------
Earnings per common share(1):
    Income before extraordinary loss             $0.35         $0.37         $0.69         $0.50        $0.28
    Net income                                   $0.35         $0.37         $0.69         $0.44        $0.28
    Weighted average shares outstanding         16,434        16,765        16,810        14,340       11,063

SELECTED OPERATING RESULTS AS
A PERCENTAGE OF NET SALES:

Gross profit                                     36.2%         42.0%         44.6%         45.0%        44.5%
Selling, general and administrative              15.6          19.2          16.2          17.1         17.6
Operating income                                 18.2          20.3          26.6          25.7         24.0
Net income                                        9.7          11.1          14.6          10.2          6.6

FINANCIAL POSITION (AT DECEMBER 31):

Working capital                               $28,274       $24,770       $19,080        $8,827        $1,700
Total assets                                  111,935       111,853       109,557        95,127        90,551
Long-term debt, including current portion      20,000        20,000        20,000        20,000        58,000
Total stockholders' equity                     78,826        75,481        69,777        57,228        16,542




(1) Earnings per common share and weighted average shares outstanding have been adjusted to give retroactive effect to the recapitalization of the Company, including a 1-for-3.8 reverse stock split which occurred on June 15, 1993, and a 2-for-1 stock split which occurred on February 22, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW - BUSINESS CONDITIONS

   Aldila, Inc. (the "Company") is principally in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 90% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs. As a result, the Company's operating results are substantially dependent not only on demand by its customers for the Company's shafts, but also on demand by consumers for clubs including graphite shafts such as the Company's.

   Historically, graphite shafts have principally been offered by manufacturers of higher priced, premium golf clubs, and the Company's sales have been predominantly of premium graphite shafts. In addition, until recently, the United States market for graphite shafts was dominated by a relatively small number of United States-based shaft manufacturers. Both of these aspects of the graphite shaft market have been changing. As a high percentage of premium clubs are already sold with graphite shafts, as compared to a smaller percentage of value priced clubs, the Company anticipates that growth in graphite shaft usage in the future will be greater in the value priced segment of the market than in the premium segment, depending on the availability in the marketplace of graphite shafts at lower price points. Management of the Company expects sales of shafts for the value priced club market to increase significantly over the next several years, although management also anticipates that sales of premium shafts will continue to represent a majority of the Company's sales measured in dollars for the foreseeable future. Over the last several years, the number of shaft manufacturers of graphite golf shafts serving the United States premium club market has increased, including affiliates of foreign manufacturers that had previously not had significant sales in the United States. These two overall trends in the graphite shaft marketplace have had the effect, and are expected by management to continue to have the effect for at least the next several years, of decreasing the average selling price of the Company's shafts. Although the Company's gross profit margin is being adversely affected by the reduction in average selling price and continuing increases in raw material costs, these adverse effects on gross margin should be mitigated to some extent by efforts being taken by the Company to control costs, including manufacturing its own graphite prepreg and, starting in 1998 its own carbon fiber, increased automation and increasing the percentage of its shafts being manufactured in countries with lower labor and overhead costs.

   In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in its sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. The Company also believes that while it will often not be possible to predict, with any certainty, such shifts in advance, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

   In recent years, the Company has benefited from strong sales of its shafts to Callaway Golf Company ("Callaway") resulting from the popularity of Callaway's clubs. During 1996, 1995 and 1994 sales to Callaway comprised 43%, 50% and 66%, respectively, of the Company's total net sales. Although sales to Callaway as a percentage of the Company's net sales has decreased over the last several years and is expected to decrease again in 1997, the Company's results of operations continue to be dependent on sales to Callaway, and as a result, further significant decreases in sales to Callaway could have a significant adverse impact on the Company's sales or earnings. Based in part, however, on Callaway's statements to the Company that it will continue to be Callaway's primary supplier of graphite golf club shafts, the Company expects that Callaway will continue to be the Company's largest customer for the foreseeable future.
The Company continues to serve a broad range of golf club manufacturers, and, in part as a result of the success in the marketplace of clubs manufactured by several of these other customers, sales to other customers in addition to Callaway are likely to represent significant percentages of the Company's net sales over the next several years.

RESULTS OF OPERATIONS

   The following table sets forth operating results expressed as a percentage of net sales for the years indicated:

                                           ------------------------------------
                                                   YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1996         1995         1994
                                           ------------------------------------
Net sales.................................   100.0%       100.0%        100.0%
Cost of sales.............................    63.8         58.0          55.4
                                           ----------   ----------    ---------
         Gross profit.....................    36.2         42.0          44.6
                                           ----------   ----------    ---------
Selling, general and administrative.......    15.6         19.2          16.2
Amortization of goodwill..................     2.4          2.5           1.8
                                           ----------   ----------    ---------
         Operating income.................    18.2         20.3          26.6
                                           ----------   ----------    ---------

Other:
         Interest expense.................     2.2          2.3           1.7
         Other (income), net..............    (1.2)        (1.5)         (0.4)
                                           ----------   ----------    ---------
Income before income taxes................    17.2         19.5          25.3
Provision for income taxes................     7.5          8.4          10.7
                                           ----------   ----------    ---------
Net income................................     9.7%        11.1%         14.6%
                                           ----------   ----------    ---------
                                           ----------   ----------    ---------

1996 COMPARED TO 1995

    NET SALES. Net sales increased $1.8 million, or 3.3%, to $58.4 million for 1996 from $56.5 million for the prior year. Unit sales increased 24% in 1996 as compared to 1995, which was offset by a 16.5% decrease in the average selling price of shafts sold, both as a result of a change in product mix and heightened competitive pressures.

    GROSS PROFIT. Gross profit decreased $2.6 million, or 10.8% to $21.1 million in 1996 from $23.7 million in 1995 primarily as a result of the lower average selling prices for shafts sold. The gross profit margin was also negatively impacted by increases in raw material costs. The Company's gross profit margin decreased to 36.2% in 1996 from 42.0% in 1995 as a result of the factors noted above.

    OPERATING INCOME. Operating income decreased $0.9 million, or 7.4%, to $10.6 million in 1996 from $11.5 in 1995 and decreased as a percentage of net sales to 18.2% in 1996 compared to 20.3% in 1995 as a result of the decrease in gross profit offset in part by a decrease in selling, general and administrative expense, both in dollars and as a percentage of net sales. Selling, general and administrative expense decreased to $9.1 million (or 15.6% of net sales) in 1996 from $10.8 million (or 19.2% of net sales) in 1995 principally as a result of lower marketing and promotional expenses in 1996 as compared to 1995.

    INTEREST EXPENSE. Interest expense was $1.3 million in 1996 and 1995. The weighted average interest rate on borrowings was 6.13% in 1996 and 1995.

    INCOME TAXES. The Company's effective tax rate in 1996 was 43.6% as compared to 43.2% in 1995. The increase resulted primarily from a decrease in tax credits in 1996 as compared to 1995.

1995 COMPARED TO 1994

    NET SALES. Net sales decreased $23.2 million or 29.1%, to $56.5 million for 1995 from $79.8 million for the prior year. The decrease in net sales was attributable to a $24.4 million decrease in sales to Callaway in 1995 compared to 1994. Callaway accounted for 50% of net sales in 1995 compared to 66% in 1994. Net sales to customers other than Callaway increased 4% in 1995. Unit sales to these customers increased 16%. See - "Overview."

    Total unit sales decreased 19% and the average selling price of shafts sold decreased 13% in 1995 as compared to 1994.

    GROSS PROFIT. Gross profit decreased $11.9 million, or 33.3% to $23.7 million in 1995 from $35.6 million in 1994 principally as a result of the decrease in net sales. The Company's gross profit margin decreased to 42.0% in 1995 from 44.6% in 1994 primarily as a result of lower average selling prices for shafts and fixed costs being spread over reduced operating levels.
 The Company's gross profit margins are impacted by the price it pays for carbon fibers, the most substantial component of total raw material costs.

    OPERATING INCOME. Operating income decreased $9.8 million, or 46%, to $11.5 million in 1995 from $21.3 million in 1994 and decreased as a percentage of net sales to 20.3% in 1995 compared to 26.6% in 1994. Selling, general and administrative expense increased as a percentage of net sales to 19.2% in 1995 as compared to 16.2% in 1994 as a result of the fixed component of selling, general and administrative costs being spread over lower net sales in 1995. This percentage increase occurred despite decreases in marketing and promotional expenses.

    INTEREST EXPENSE. Interest expense was $1.3 million in 1995 and 1994. The weighted average interest rate on borrowings was 6.13% in 1995 and 1994.

    OTHER INCOME. Other income increased to $857,000 in 1995 as compared to $297,000 in 1994 as a result of increased investment income on higher average cash balances along with higher rates of return in 1995.

    INCOME TAXES. The Company's effective tax rate in 1995 was 43.2% as compared to 42.3% in 1994. The increase resulted primarily from the decrease in profit before tax with constant non-deductible amortization of goodwill in each year.

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

   Cash (including cash equivalents) provided by operating activities in 1996 was $7.2 million compared to $9.8 million in 1995. This decrease resulted partially from the increase in inventory in 1996 to support the higher sales levels at the end of 1996. The Company used $4.4 million for capital expenditures during 1996, primarily related to adding machinery and equipment intended to improve manufacturing efficiencies in existing facilities, to add other manufacturing technologies and to add additional manufacturing capacity in order to meet the anticipated demand. The Company currently anticipates committing to capital expenditures of approximately $18.5 million in 1997 primarily related to development and construction of a new facility for the manufacture of carbon fiber. Management estimates that the design, construction and start-up of the planned 50,000 square foot facility will require approximately 15 months, and a capital expenditure of approximately $16.0 million. The Company plans to use existing cash and cash provided by operating activities to fund the project.

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

   On October 26, 1995 the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of the Company's Common Stock. The Company intends to repurchase shares from time to time in the market at then prevailing prices, depending on market and general economic conditions. The Company repurchased approximately 563,000 shares at an average price of $4.15 per share in 1996 and approximately 206,000 shares at an average price of $4.66 per share in 1995.

      SEASONALITY


       Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in higher sales in the second and third quarters. The success of certain customers' products, patterns of product introduction, and customer acceptance thereof, coupled with a generally increasing overall demand for graphite shafts, has tended to mitigate the impact of seasonality in recent years.

      "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995


       With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in Item 1 of this Report on Form 10-K and elsewhere in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required as to this item is incorporated by reference from the consolidated financial statements and supplementary data listed in Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There is no information required to be submitted by the Company under this Item.

                                 PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required as to this Item is incorporated by reference from the section headed "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders for the year ended December 31, 1996, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report ("1997 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

   The information required as to this Item is incorporated herein by reference from the data under the caption "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required as to this Item is incorporated herein by reference from the data under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is no information required to be submitted by the Company under this Item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Documents included as part of this report:

        1. The consolidated financial statements for the Registrant are included in this report.

                Consolidated Balance Sheets at
                    December 31, 1996 and 1995;

                Consolidated Statements of Income for
                    the years ended December 31,
                    1996, 1995 and 1994;

               Consolidated Statements of Stockholders'
                    Equity for the years ended
                    December 31, 1996, 1995 and 1994;

               Consolidated Statements of Cash Flows
                    for the years ended December 31,
                    1996, 1995 and 1994;

               Notes to Consolidated Financial Statements

               Independent Auditors' Report.

   2. All financial statement schedules have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

   3. See the Index to Exhibits on page 33 of this Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits by an asterisk.

(b)   Reports on Form 8-K:

      During the quarter, a report on Form 8-K dated November 25, 1996 was filed by the Registrant. It was reported that the Company has approved a plan to construct a new facility for the manufacture of carbon fiber.

                          ALDILA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     DECEMBER 31,  DECEMBER 31,
                                                         1996           1995
                                                    -------------   ----------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . . . . .      $19,676        $19,345
 Accounts receivable . . . . . . . . . . . . . . .        2,460          3,168
 Income taxes receivable . . . . . . . . . . . . .                          88
 Inventories . . . . . . . . . . . . . . . . . . .        7,809          6,074
 Deferred tax assets . . . . . . . . . . . . . . .        2,301          2,808
 Prepaid expenses and other current assets . . . .          468            742
                                                    -------------   ----------
  Total current assets . . . . . . . . . . . . . .       32,714         32,225
PROPERTY AND EQUIPMENT . . . . . . . . . . . . . .       14,883         13,545
TRADEMARKS AND PATENTS, less accumulated
  amortization of $2,199 and $1,759. . . . . . . .       15,139         15,579
GOODWILL, less accumulated amortization of
  $7,007 and $5,592. . . . . . . . . . . . . . . .       49,053         50,319
DEFERRED FINANCING FEES, less accumulated
  amortization of $120 and $81 . . . . . . . . . .         146             185
                                                    -------------   ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . .    $111,935        $111,853
                                                    -------------   ----------
                                                    -------------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable. . . . . . . . . . . . . . . . .      $2,062          $4,230
 Accrued expenses. . . . . . . . . . . . . . . . .       2,277           3,225
 Income taxes payable. . . . . . . . . . . . . . .         101
                                                    -------------   ----------
  Total current liabilities. . . . . . . . . . . .       4,440           7,455
LONG-TERM LIABILITIES:
 Long-term debt. . . . . . . . . . . . . . . . . .      20,000          20,000
 Deferred tax liabilities. . . . . . . . . . . . .       7,906           8,040
 Deferred rent liabilities . . . . . . . . . . . .         763             877
                                                    -------------   ----------
  Total liabilities. . . . . . . . . . . . . . . .      33,109          36,372
                                                    -------------   ----------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; authorized
  5,000,000 shares; no shares issued
 Common Stock, $.01 par value; authorized
  30,000,000 shares; issued and outstanding
  16,011,152 and 16,573,952 shares . . . . . . . .         160            166
 Additional paid-in capital. . . . . . . . . . . .      45,532         47,863
 Retained earnings . . . . . . . . . . . . . . . .      33,134         27,452
                                                    -------------   ----------
  Total stockholders' equity . . . . . . . . . . .      78,826         75,481
                                                    -------------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . .    $111,935       $111,853
                                                    -------------   ----------
                                                    -------------   ----------



              See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED
                                                      DECEMBER 31,
                                          --------------------------------
                                              1996      1995       1994
                                          ---------- ----------  ---------


NET SALES                                   $58,394    $56,545    $79,779
COST OF SALES                                37,245     32,823     44,206
                                          ---------- ----------  ---------
  Gross profit                               21,149     23,722     35,573
                                          ---------- ----------  ---------

SELLING, GENERAL AND ADMINISTRATIVE           9,112     10,850     12,922
AMORTIZATION OF GOODWILL                      1,416      1,398      1,398
                                          ---------- ----------  ---------
  Operating income                           10,621     11,474     21,253
                                          ---------- ----------  ---------

OTHER:
 Interest expense                             1,266      1,291      1,313
 Other (income), net                           (727)      (857)      (297)
                                          ---------- ----------  ---------

INCOME BEFORE INCOME TAXES                   10,082     11,040     20,237
PROVISION FOR INCOME TAXES                    4,400      4,770      8,565
                                          ---------- ----------  ---------

NET INCOME                                   $5,682     $6,270    $11,672
                                          ---------- ----------  ---------
                                          ---------- ----------  ---------

NET INCOME PER COMMON SHARE                   $0.35      $0.37      $0.69
                                          ---------- ----------  ---------
                                          ---------- ----------  ---------

WEIGHTED AVERAGE SHARES OUTSTANDING          16,434     16,765     16,810
                                          ---------- ----------  ---------
                                          ---------- ----------  ---------


                      See notes to consolidated financial statements.

                            ALDILA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (IN THOUSANDS)



                                                 COMMON STOCK   ADDITIONAL
                                            ------------------   PAID-IN   RETAINED
                                               SHARES   AMOUNT   CAPITAL   EARNINGS    TOTAL
                                            ----------  ------  --------- ---------  ---------

Balance at January 1, 1994..................  16,521     $165    $47,553    $9,510   $57,228
Common Stock issued upon stock
 option exercises, including income
 tax benefits of $696.......................     145        1        982                 983
Other, net..................................                        (106)               (106)
Net income..................................                                11,672    11,672
                                            ----------  ------  --------- ---------  ---------
Balance at December 31, 1994................  16,666      166     48,429    21,182    69,777
Repurchases of Common Stock.................    (206)      (2)      (955)               (957)
Common Stock issued upon stock option
 exercises, including income tax benefits
 of $164....................................     114        2        389                 391
Net income..................................                                 6,270     6,270
                                            ----------  ------  --------- ---------  ---------
Balance at December 31, 1995................  16,574      166     47,863    27,452    75,481
Repurchases of Common Stock.................    (563)      (6)    (2,331)             (2,337)
Net income..................................                                 5,682     5,682
                                            ----------  ------  --------- ---------  ---------
Balance at December 31, 1996................  16,011     $160    $45,532   $33,134    $78,826
                                            ----------  ------  --------- ---------  ---------
                                            ----------  ------  --------- ---------  ---------




                         See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                                      YEAR ENDED
                                                                      DECEMBER 31,
                                                        --------------------------------------
                                                            1996           1995        1994
                                                        -----------    ------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                               $5,682          $6,270     $11,672
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           4,931           3,972       3,359
    Changes in assets and liabilities:
       Accounts receivable                                    708           1,930       1,235
       Inventories                                         (1,735)            361         136
       Deferred tax assets                                    507             623      (1,392)
       Prepaid expenses and other current assets              274              97         (25)
       Accounts payable                                    (2,168)           (849)        366
       Accrued expenses                                      (948)         (1,995)      1,693
       Income taxes payable/receivable                        189            (599)        (90)
       Deferred tax liabilities                              (134)              2         (31)
       Deferred rent liabilities                             (114)            (55)        (57)
                                                        -----------    ------------  ---------
         Net cash provided by operating activities          7,192           9,757      16,866
                                                        -----------    ------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                  (4,407)         (3,933)     (5,575)
  Other                                                      (117)
                                                        -----------    ------------  ---------
         Net cash used for investing activities            (4,524)         (3,933)     (5,575)
                                                        -----------    ------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                                      227         287
  Repurchases of Common Stock                              (2,337)           (957)
  Tax benefit from exercise of stock options                                  164         696
  Other, net                                                                              (98)
                                                        -----------    ------------  ---------
         Net cash provided by (used for) financing
         activities                                        (2,337)           (566)        885
                                                        -----------    ------------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     331           5,258      12,176
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               19,345          14,087       1,911
                                                        -----------    ------------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $19,676         $19,345     $14,087
                                                        -----------    ------------  ---------
                                                        -----------    ------------  ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest                                                  $1,226          $1,227      $1,025
 Income taxes                                              $3,841          $4,595      $9,410



                     See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY -- Aldila, Inc. (a Delaware Corporation) (the "Company") designs, manufactures and markets graphite golf club shafts for sale principally in the United States.

   PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Aldila Golf Corp., a Delaware corporation ("Aldila Golf") and Aldila Golf's subsidiaries, Aldila de Mexico, Aldila Graphite Products (Zhuhai) Company Ltd. and Aldila Foreign Sales Corporation ("AFSC"). All intercompany transactions and balances have been eliminated in consolidation.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The recorded amounts of assets, liabilities, revenues and expenses are affected by such estimates and assumptions.

   REVENUE RECOGNITION -- The Company recognizes revenues as of the date merchandise is shipped to its customers.

   CASH EQUIVALENTS -- The Company's investment policy is to invest its excess cash in corporate debt, tax-exempt and government securities, bank related instruments and money market accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has not historically experienced losses on such investments.

   ACCOUNTS RECEIVABLE -- The Company sells graphite golf club shafts primarily to golf club manufacturers on credit terms. Historically, credit losses have been minimal in relation to the credit extended.

   INVENTORIES --  Inventories are stated at the lower of first-in, first-out
(FIFO) cost or market.

   PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred. The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, as follows:
                                                                      YEARS
                                                                      -----
       Machinery and equipment.....................................   5-10
       Office furniture and equipment..............................   3-10

   Leasehold improvements are amortized over the shorter of the asset life or the remaining term of the related lease.

   TRADEMARKS AND PATENTS -- Trademarks and patents are being amortized on a straight-line basis over 40 years and 17 years, respectively. Amortization expense was $435,000 in each of 1996, 1995 and 1994.

   GOODWILL -- Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 40 years on a straight-line basis.

   EVALUATION OF TRADEMARKS, PATENTS AND GOODWILL -- The Company's policy is to evaluate, at each balance sheet date, the appropriateness of the carrying values of the unamortized balances of trademarks, patents and goodwill on the basis of estimated future cash flows and other factors. If such evaluation were to indicate a material impairment of these intangible assets, such impairment would be recognized by a writedown of the applicable asset.

   DEFERRED FINANCING COSTS -- Costs associated with the issuance of debt are amortized over the life of the related debt using the interest method. Such amortization is included in interest expense.

   EARNINGS PER COMMON SHARE -- Earnings per common share is computed based on the weighted average number of common shares outstanding, including the dilutive effect of common stock equivalents. Retroactive effect has been given to the 2-for-1 stock split effective for shareholders of record on February 22, 1994, described in Note 7.


  ACCOUNTING FOR STOCK BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

2.  ACCOUNTS RECEIVABLE

   Accounts Receivable at December 31 consists of the following (in thousands):

                                                           1996       1995
                                                       ----------  ---------
   Trade accounts receivable.........................   $3,653      $4,405

   Less: allowance for doubtful accounts.............     (378)       (362)

   Less: allowance for sales returns.................     (815)       (875)
                                                       ----------  ---------
       Accounts Receivable...........................   $2,460      $3,168
                                                       ----------  ---------
                                                       ----------  ---------

3.  INVENTORIES

       Inventories at December 31 consist of the following (in thousands):

                                                           1996         1995
                                                        ----------  ---------
  Raw materials......................................     $3,868      $3,828

  Work-in-process....................................      2,298       1,165

  Finished goods.....................................      1,643       1,081
                                                        ----------  ---------
  Inventories........................................     $7,809      $6,074
                                                        ----------  ---------
                                                        ----------  ---------

4.  PROPERTY AND EQUIPMENT

   Property and equipment at December 31 consist of the following (in thousands):

                                                        1996           1995
                                                     ----------     --------
  Machinery and equipment...........................  $12,829        $10,377

  Office furniture and equipment....................    1,705          1,328

  Leasehold improvements............................    6,596          5,403

  Property and equipment not yet in service.........    1,401          1,447

  Other.............................................      229            159
                                                     ----------     --------
                                                       22,760         18,714

  Less accumulated depreciation and amortization...   (7,877)        (5,169)
                                                     ----------     --------
        Property and equipment.....................  $14,883        $13,545
                                                     ----------     --------
                                                     ----------     --------



   Depreciation and amortization expense was $3,036,000, $2,095,000 and $1,483,000 in 1996, 1995 and 1994, respectively.

5.  ACCRUED EXPENSES
   Accrued expenses at December 31 consist of the following (in thousands):

                                           1996          1995
                                        ---------    --------
  Payroll and employee benefits........   $1,289        $ 843

  Advertising fees.....................                   785

  Interest payable.....................      306          307

  Other................................      682        1,290
                                        ---------    --------
        Accrued expenses...............   $2,277       $3,225
                                        ---------    --------
                                        ---------    --------

6.  LONG-TERM DEBT

   SENIOR NOTES -- Long-term debt consists of $20.0 million in principal amount of senior notes placed with an institutional investor on November 30, 1993. The notes bear interest at 6.13%, payable semi-annually on March 31 and September 30. Semi-annual principal payments of $4.0 million will be due beginning September 30, 1999 through September 30, 2001. The senior notes contain certain restrictions, including limitations on additional borrowings, the payment of dividends and capital stock repurchases. Under the most restrictive provision of the note agreement, approximately $14.7 million of retained earnings is unrestricted and available for such borrowings and expenditures. The senior notes also require the maintenance of certain financial ratios. As of December 31, 1996, the Company was in compliance with all covenants under the senior notes. None of the restrictions contained in the senior notes are expected to have a significant effect on the ability of the Company to operate.

7.  STOCKHOLDERS' EQUITY

   The Board of Directors approved a 2-for-1 stock split of common shares for shareholders of record on February 22, 1994. The consolidated financial statements of the Company for all dates and periods presented give retroactive effect to the stock split.

   On October 26 1995, the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of the Company's Common Stock. The Company intends to repurchase shares from time to time in the market at then prevailing prices, depending on market and general economic conditions. The Company repurchased approximately 563,000 shares at an average price of $4.15 per share in 1996 and approximately 206,000 shares at an average price of $4.66 per share in 1995.

8.  INCOME TAXES

   The components of the provision for income taxes are as follows (in thousands):


                                                                1996          1995            1994
                                                             -----------  -------------   -----------
 Current:
     Federal.................................................  $3,095        $3,306          $7,271
     State...................................................     930           676           2,022
                                                             -----------  -------------   -----------
        Total................................................   4,025         3,982           9,293
                                                             -----------  -------------   -----------


 Deferred:
     Federal.................................................     287           306            (869)
     State...................................................      88           318            (207)
                                                             -----------  -------------   -----------
        Total................................................     375           624          (1,076)
                                                             -----------  -------------   -----------

 Investment tax credit - state...............................                                  (348)
 Tax benefit credited directly to additional paid-in-capital.                   164             696
                                                             -----------  -------------   -----------

 Provision for income taxes..................................  $4,400        $4,770          $8,565
                                                             -----------  -------------   -----------
                                                             -----------  -------------   -----------


   Net deferred income taxes included in current assets in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):




                                                  1996              1995
                                               ----------      -------------
  Inventories................................    $1,186            $1,553
  Allowance for doubtful accounts
    and sales returns........................       528               548
  Accrued expenses...........................       360               499
  State income taxes.........................       227               208
                                               ----------      -------------
  Deferred tax assets -- current.............    $2,301            $2,808
                                               ----------      -------------
                                               ----------      -------------


   Net deferred income taxes included in long-term liabilities in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):


                                                 1996               1995
                                               ----------      -------------
  Trademarks and patents.....................   $6,876             $7,033
  Property and equipment.....................      827                752
  Other......................................      203                255
                                               ----------      -------------
  Deferred tax liabilities -- long-term......   $7,906             $8,040
                                               ----------      -------------
                                               ----------      -------------

   Differences between the statutory Federal income tax rate and the effective tax rate as a percentage of income before income taxes are summarized below.


                                               1996    1995     1994
                                             -------- --------  -------
  Statutory rate............................   35.0%   35.0%    35.0%
  State income taxes, net of Federal
    tax benefit.............................    6.7     5.6      5.2
  Non-deductible amortization -- purchase
    accounting adjustments..................    5.0     4.6       2.5
  Other items...............................   (3.1)   (2.0)      (.4)
                                             -------- --------  --------
  Effective rate............................   43.6%   43.2%     42.3%
                                             -------- --------  --------
                                             -------- --------  --------

9.  STOCK OPTION PLAN

   In 1992, the Company adopted a Stock Option Plan for management. The Company has reserved 526,292 shares for issuance under this Plan. Options are granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant.

   In May of 1994, the stockholders adopted the 1994 Stock Incentive Plan for employees, directors and consultants of the Company. The Company has reserved 1,600,000 shares for issuance under this Plan. Options are granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant.

   The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock option plan. Had compensation cost for the Company's stock option awards been determined based upon the fair value at the grant date for awards in 1995 and 1996 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               1996       1995
                                               -----      ----

   Net income - pro forma (in thousands)      $5,232     $6,130
                                              -----------------
   Earnings per share - pro forma             $ 0.32     $ 0.37
                                              -----------------

   The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The weighted average fair value of options granted under the Company's stock option plans during 1996 and 1995 were estimated at $1.91 and $2.33, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, expected volatility of 34%, risk free rate of return of 6.3%, assumed forfeiture rate of 10%, and expected lives of 5 years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

  A summary of the status of the Company's fixed stock option plans as of December 31, 1996, 1995 and 1994 and activity during the years then ended is presented below:


                                        1996                     1995                   1994
                               ------------------------  -------------------   ---------------------
                                            Weighted               Weighted               Weighted
                                             Average                Average                Average
                                            Exercise               Exercise               Exercise
                                 Shares       Price       Shares     Price      Shares     Price
                               ------------------------  -------------------   ---------------------
Outstanding at

January 1                        593,064       $7.55      432,240     $9.09     327,328      $3.32
Granted                          610,000       $4.67      411,442     $5.69     248,942     $12.57
Exercised                            -                   (113,826)    $2.00    (144,030)     $2.00
Terminated                       (10,000)      $5.41      (57,850)   $10.29        -
Cancelled                            -                    (78,942)   $12.31        -
                              -------------              ----------            ----------

Outstanding at
  December 31                  1,193,064       $6.09      593,064     $7.55     432,240      $9.09
                              -------------   --------   ----------  --------  ----------   -------
                              -------------   --------   ----------  --------  ----------   -------


   The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                               Options Outstanding                    Options Exercisable
                                             -----------------------------  ---------------------------------
                                               Weighted
                               Number          Average        Weighted           Number            Weighted
                             Outstanding      Remaining        Average         Exercisable          Average
   Range of                at December 31,   Contractual      Exercise       at December 31,        Exercise
Exercise Prices                 1996         Life (Yrs.)        Price              1996              Price
--------------------------------------------------------------------------  ---------------------------------

    $2.00                      39,472           5.7            $ 2.00              39,472            $ 2.00
$4.44 - $6.00                 991,442           9.0            $ 5.06             127,147            $ 5.68
$12.56 - $16.38               162,150           6.6            $13.41             117,219            $13.67
                         -------------------------------------------------   ---------------------------------
$2.00 - $16.38              1,193,064           8.5            $ 6.09             283,838            $ 8.47
                         -------------------------------------------------   ---------------------------------
                         -------------------------------------------------   ---------------------------------



   As of December 31, 1995, 103,522 shares were exercisable under the Plans at a weighted average exercise price of $9.35 per share.

   As of December 31, 1996, an aggregate of 506,934 shares remain available for grant under the Plans. In addition, during each of 1994 and 1993, options covering 26,314 shares were granted to two directors of the Company apart from the Stock Option Plans. The options were granted at $14.13 and $16.38 per share, respectively. The terms of these options are consistent with those granted under the 1992 Stock Option Plan.

10.  EMPLOYEE BENEFIT PLAN

   In July of 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the "Plan") for employees of the Company and its subsidiaries. The Plan became effective on October 1, 1994. This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company matches the first 4% of wages contributed by employees at a rate of $0.25 for every $1.00. The Company's matching contribution vests over four years based on years of service. The Company's contributions amounted to $54,000, $60,000 and $14,000 in 1996, 1995 and 1994, respectively.

11.  COMMITMENTS AND CONTINGENCIES

   The Company leases building space and certain equipment under operating leases. The Company's leases for office and manufacturing space contain rental escalation clauses and renewal options. Rental expense for the Company was $1,270,000, $1,301,000 and $1,210,000 for 1996, 1995 and 1994,
respectively.

   As of December 31, 1996, future minimum lease payments for all operating leases are as follows (in thousands):

          1997........................... $1,509
          1998...........................  1,274
          1999...........................  1,230
          2000...........................    817
          2001...........................    770
                                         -------
                                          $5,600
                                         -------
                                         -------

12.  SIGNIFICANT CUSTOMERS

   Sales to a major customer represented 43%, 50% and 66% of net sales in 1996, 1995 and 1994, respectively. Sales to a second customer represented 16% of net sales in 1996.

13.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

   The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 1996 (in thousands, except per share data):

                                                       QUARTER ENDED
                                     -----------------------------------------------------
                                       MARCH 31,     JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                                     ------------- ----------- -------------  ------------

  1996:
  Net sales.......................    $ 11,919      $ 15,259      $16,735      $14,481
  Gross profit....................       4,111         5,483        6,301        5,254
  Net income......................         812         1,361        1,869        1,640
  Earnings per common share ......        0.05          0.08         0.11         0.10
  ----------------------------------------------------------------------------------------
  1995:
  Net sales.......................    $ 18,816      $ 17,498      $ 9,546       $10,685
  Gross profit....................       8,400         7,813        3,662         3,847
  Net income......................       2,590         2,482          498           700
  Earnings per common share ......        0.15          0.15         0.03          0.04



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Aldila, Inc.:

We have audited the consolidated balance sheets of Aldila, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31,1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

San Diego, California

February 7, 1997

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ALDILA, INC.

                          By:       /S/ GARY T. BARBERA
                             --------------------------------------------
                                      Gary T. Barbera
                                  Chairman of the Board,
                                  Chief Executive Officer

      SIGNATURE                        TITLE                          DATE
      ---------                        -----                          ----

/S/ GARY T. BARBERA         Chief Executive Officer              March 24, 1997
-------------------------    and Director (Principal
   Gary T. Barbera           Executive Officer)


/S/ ROBERT J. CIERZAN       Vice President, Finance (Principal   March 24, 1997
-------------------------    Financial Officer and Principal
   Robert J. Cierzan         Accounting Officer)


/S/ VINCENT T. GORGUZE     Chairman Emeritus of the              March 24, 1997
-------------------------   Board and Director
  Vincent T. Gorguze

/S/ PETER R. MATHEWSON     Vice President and                    March 24, 1997
-------------------------   Director
  Peter R. Mathewson


/S/ PETER E. BENNETT       Director                              March 24, 1997
-------------------------
  Peter E. Bennett

/S/ MARVIN M. GILES, III   Director                              March 24, 1997
-------------------------
  Marvin M. Giles, III

/S/ JOHN J. HENRY          Director                              March 24, 1997
-------------------------
  John J. Henry

/S/ DONALD C. KLOSTERMAN   Director                              March 24, 1997
-------------------------
  Donald C. Klosterman

/S/ WM. BRIAN LITTLE       Director                              March 24, 1997
-------------------------
  Wm. Brian Little

/S/ CHAPIN NOLEN           Director                              March 24, 1997
-------------------------
  Chapin Nolen

                              EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBIT                                                    PAGE
-------   -------                                                    -----
 2.1 --   Agreement of Purchase and Sale, dated as of December 14,
           1991, by and among Aldila Acquisition Corp., Aldila,
           Inc. and all of the Shareholders of Aldila, Inc., as amended by the First Amendment dated January 9, 1992 by and among Aldila Acquisition Corp., Aldila, Inc. and all of the Shareholders of Aldila, Inc. (Filed as Exhibit 2.1
           to the Company's Registration statement on Form S-1
           (Registration No. 33-61560) and incorporated herein by reference).

 3.1 --   Restated Certificate of Incorporation. (Filed
           as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-70010) and incorporated herein by reference).

 3.2 --   Restated By-Laws of the Company. (Filed as
           Exhibit 3.2 to the Company's Registration Statement on
           Form S-1 (Registration No. 33-61560) and incorporated herein by reference).

 4.1 --   Specimen form of Company's Common Stock
           Certificate. (Filed as Exhibit 4.1 to the Company's
           Registration Statement on Form S-1 (Registration No.
           33-61560) and incorporated herein by reference).

 4.2 --   Note Purchase Agreement dated as of November
           1, 1993, with respect to the Company's 6.13% Senior Notes due 2001. (Filed as Exhibit 4.2 to the Company's Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

 4.3 --   Form of 6.13% Senior Note due 2001.  (Filed as
           Exhibit 4.3 to the Company's Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

 *10.1 -- 1992 Stock Option Plan of the Company, as amended. (Filed as Exhibit 10.6 to the Company's
           Registration Statement on Form S-1 (Registration No.
           33-61560) and incorporated herein by reference).

 *10.2 -- Form of Stock Option Agreement in connection with the Stock Option Plan. (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1
           (Registration No. 33-61560) and incorporated herein by reference).

 *10.3 -- Executive Bonus Plan of the Company. (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

  10.4 -- Form of Indemnification Agreement between the
           Company and its directors and executive officers. (Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).

                              EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBIT                                                    PAGE
-------   -------                                                    -----
 10.5  --  Business Park Net Lease dated as of May 29,
             1987, between the Company and Kaiser Development Company as amended by the First Amendment to Lease dated as of January 12, 1992, between the Company and Bedford
             Development Company. (Filed as Exhibit 10.15 to the
             Company's Registration Statement on Form S-1
             (Registration No. 33-61560) and incorporated herein by reference).

 10.6  --   Lease Agreement dated as of October 15, 1990,
             between the Company and Baja del Mar, S.A. de C.V. (Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).

 10.7  --   Lease Agreement dated as of August 30, 1993,
             between the Company and T.M. Cobb Company. (Filed as
             Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 33-70010) and incorporated herein by reference).

 10.8  --   First Amendment to Lease Agreement dated as of
             August 30, 1993, between the Company and T.M. Cobb
             Company. (Filed as Exhibit 10.14 to the Company's Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

  10.9  --  Lease Agreement dated as of November 30, 1993,
             between the Company and T.M. Cobb Company.  (Filed as
             Exhibit 10.15 to the Company's Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

 *10.10 --  Form of Stock Option Agreement, dated
             October 5, 1993, between Marvin M. Giles, III and the Company. (Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 33-70010) and incorporated herein by reference).

 10.11  --  1994 Stock Incentive Plan of the Company as
             amended, (filed as Exhibit A to the Company's 1996 Proxy Statement dated March 28, 1996 and incorporated herein by reference).

 10.12  --  Form of Stock Option Agreement in connection
             with the 1994 Stock Incentive Plan (filed as Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

 10.13  --  Lease Agreement dated May 15, 1995 between  the Company and Desarrollo Industrial de Tijuana, S.A. de
             C.V. (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference).

                              EXHIBIT INDEX

EXHIBIT
NUMBER        EXHIBIT                                                    PAGE
-------       -------                                                    -----
 *10.14  --  Employment and Consulting Agreement dated as
              of October 2, 1995 between the Company and Gary T.
              Barbera (Filed as Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference).

 *10.15  --  Employment and Consulting Agreement dated as
              of October 4, 1995 between the Company and Robert J. Cierzan (Filed as Exhibit 10.2 to the Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference).

 *10.16  --  Employment and Consulting Agreement dated as
              of October 4, 1995 between the Company and Peter J.
              Piotrowski (Filed as Exhibit 10.3 to the Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference).

 *10.17  --  Employment and Consulting Agreement dated as
              of October 4, 1995 between the Company and Peter R.
              Mathewson (Filed as Exhibit 10.4 to the Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference).

 *10.18 -- Employment and Consulting Agreement dated as of
            January 18, 1996 between the Company and Edmond S.
            Abrain. (Filed on Exhibit 10.21 to the Report on Form
            10-K for the year ended December 31, 1995 and incorporated herein by reference).

 *10.19 -- Services Agreement dated as of January 1, 1996
            between Aldila, Inc. and Vincent T. Gorguze (Filed as
            Exhibit 10.1 to the report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference)

 11.1  --  Statement re: Computation of Earnings per
            Common Share                                                   36

 21.1  --  Subsidiaries of the Company.                                    37

 23.1  --  Independent Auditors' Consent                                   38



* Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.