Form 10-Q
period 1997-03-31
ALDILA INC
filed 1997-05-13
CIK 902272

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                 FORM 10-Q


(Mark One)
       [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1997

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
Yes      x        No
    -----------       ---------

As of May 6, 1997 there were 15,711,152 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ALDILA, INC.

                              TABLE OF CONTENTS
                     FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED MARCH 31, 1997


                                                                          Page
                                                                          ----

PART I.         FINANCIAL INFORMATION
-------         ---------------------

Item 1.         Financial Statements

                     Consolidated Balance Sheets at
                       March 31, 1997 and December 31, 1996                 3

                     Consolidated Statements of Income for the
                       three months ended March 31, 1997
                       and 1996                                             4

                     Consolidated Statements of Cash Flows for
                       the three months ended March 31, 1997
                       and 1996                                             5

                     Notes to Consolidated Financial Statements             6

Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    7



PART II         OTHER INFORMATION
-------         -----------------

Item 1.         Legal Proceedings                                          10

Item 2.         Changes in Securities                                      10

Item 3.         Defaults Upon Senior Securities                            10

Item 4.         Submission of Matters to a Vote of Security Holders        10

Item 5.         Other Information                                          10

Item 6.         Exhibits and Reports on Form 8-K                           10


Signatures                                                                 11

                       PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ALDILA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                       MARCH 31,   DECEMBER 31,
                                                                         1997          1996
                                                                       ---------   ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                              $14,019      $19,676
 Accounts receivable                                                      7,069        2,460
 Inventories                                                              9,030        7,809
 Deferred tax assets                                                      2,301        2,301
 Prepaid expenses and other current assets                                  474          468
                                                                       --------     --------
   Total current assets                                                  32,893       32,714

PROPERTY AND EQUIPMENT                                                   17,159       14,883
TRADEMARKS AND PATENTS                                                   15,030       15,139
GOODWILL                                                                 48,696       49,053
DEFERRED FINANCING FEES                                                     136          146
                                                                       --------     --------
TOTAL ASSETS                                                           $113,914     $111,935
                                                                       --------     --------
                                                                       --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                        $4,506       $2,062
 Accrued expenses                                                         1,791        2,277
 Income taxes payable                                                       891          101
                                                                       --------     --------
   Total current liabilities                                              7,188        4,440

LONG-TERM LIABILITIES:
 Long-term debt                                                          20,000       20,000
 Deferred tax liabilities                                                 7,838        7,906
 Deferred rent liabilities                                                  725          763
                                                                       --------     --------
   Total liabilities                                                     35,751       33,109
                                                                       --------     --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; authorized 5,000,000 shares;
   no shares issued
 Common stock, $.01 par value; authorized 30,000,000 shares;
   issued and outstanding 15,711,152 and 16,011,152 shares                  157          160
 Additional paid-in capital                                              43,939       45,532
 Retained earnings                                                       34,067       33,134
                                                                       --------     --------
   Total stockholders' equity                                            78,163       78,826
                                                                       --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $113,914     $111,935
                                                                       --------     --------
                                                                       --------     --------

                             ALDILA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            1997         1996
                                                          -------       -------
NET SALES                                                 $14,601       $11,919
COST OF SALES                                               9,784         7,808
                                                          -------       -------
   Gross profit                                             4,817         4,111
                                                          -------       -------
SELLING, GENERAL AND ADMINISTRATIVE                         2,643         2,166
AMORTIZATION OF GOODWILL                                      357           349
                                                          -------       -------
   Operating income                                         1,817         1,596
                                                          -------       -------

OTHER:
 Interest expense                                             316           316
 Other (income), net                                         (156)         (170)
                                                          -------       -------

INCOME BEFORE INCOME TAXES                                  1,657         1,450
PROVISION FOR INCOME TAXES                                    724           638
                                                          -------       -------
NET INCOME                                                $   933       $   812
                                                          -------       -------
                                                          -------       -------

NET INCOME PER COMMON SHARE                                 $0.06         $0.05
                                                          -------       -------
                                                          -------       -------

WEIGHTED AVERAGE SHARES OUTSTANDING                        15,999        16,608
                                                          -------       -------
                                                          -------       -------

                       ALDILA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                               (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ---------------------
                                                           1997         1996
                                                         -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   933       $   812
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                           1,390         1,067
   Changes in assets and liabilities:
     Accounts receivable                                  (4,609)       (1,351)
     Inventories                                          (1,222)         (347)
     Prepaid expenses and other current assets                (6)          377
     Accounts payable                                      2,444        (1,173)
     Accrued expenses                                       (486)         (899)
     Income taxes payable                                    790         1,150
     Deferred tax liabilities                                (68)          (65)
     Deferred rent liabilities                               (38)          (28)
                                                         -------       -------
      Net cash used by operating activities                 (872)         (457)
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                      (3,190)         (582)
                                                         -------       -------
      Net cash used for investing activities              (3,190)         (582)
                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchases of common stock                              (1,595)            0
                                                         -------       -------
      Net cash used for financing activities              (1,595)            0
                                                         -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (5,657)       (1,039)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            19,676        19,345
                                                         -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $14,019       $18,306
                                                         -------       -------
                                                         -------       -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                              $   613       $   613
   Income taxes                                          $     2       $     3

                        ALDILA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.   BASIS OF PRESENTATION
     ---------------------

The consolidated balance sheet as of March 31, 1997 and the consolidated statements of income and of cash flows for the three month periods ended March 31, 1997 and 1996, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated balance sheet as of December 31, 1996 was derived from the Company's audited financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the Company's December 31, 1996 consolidated financial statements and notes thereto.

2.   INVENTORIES
     -----------

Inventories consist of the following (in thousands):

                            March 31,       December 31,
                              1997              1996
                            ---------       ------------
   Raw materials             $5,453            $3,868
   Work in process            1,834             2,298
   Finished goods             1,743             1,643
                             ------            ------
      Inventories            $9,030            $7,809
                             ------            ------
                             ------            ------


3.   EARNINGS PER SHARE
     ------------------

In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share (EPS)." This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the income statement. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS does reflect the potential dilution created by stock equivalents as if such equivalents are converted into common stock and is calculated in substantially the same manner as Fully Diluted EPS illustrated in Accounting Principles Board Opinion No. 15, "Earnings Per Share." The Company will be required to adopt the new method of reporting earnings per share in the fourth quarter of 1997. The Company does not expect the adoption of this standard to have a material impact on the earnings per share computation.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


OVERVIEW -- BUSINESS CONDITIONS

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

        In recent years, the Company has benefited from strong sales of its shafts to Callaway Golf Company ("Callaway") resulting from the popularity of Callaway's clubs. During 1996 and 1995, sales to Callaway comprised 43% and 50%, respectively, of the

Company's total net sales. Sales to Callaway as a percentage of the Company's net sales is expected to decrease again in 1997. Sales to Callaway comprised 36% of net sales in the first quarter of 1997. However, the Company's results of operations continue to be dependent on sales to Callaway, and as a result, further significant decreases in sales to Callaway could have a significant adverse impact on the Company's sales or earnings. Based in part, however, on Callaway's statements to the Company that it will continue to be Callaway's primary supplier of graphite golf club shafts, the Company expects that Callaway will continue to be the Company's largest customer for the foreseeable future. The Company continues to serve a broad range of golf club manufacturers, and, in part as a result of the success in the marketplace of clubs manufactured by several of these other customers, sales to other customers in addition to Callaway are likely to represent significant percentages of the Company's net sales over the next several years.

RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

        NET SALES.   Net sales increased $2.7 million, or 22.5%, to $14.6
million for the first quarter ended March 31, 1997 (the "1997 Period") from $11.9 million for the first quarter ended in 1996 (the "1996 Period"). The increase in net sales was attributable to increased unit sales to the Company's club manufacturer customers. Unit sales increased 31% in the 1997 Period as compared to the 1996 Period, which was offset by a 7% decrease in the average selling price of shafts sold, both as a result of a change in product mix and heightened competitive pressures.

        GROSS PROFIT.   Gross profit increased $0.7 million, or 17.2%, to
$4.8 million for the 1997 Period from $4.1 million for the 1996 Period principally as a result of the increase in net sales. The Company's gross profit margin decreased to 33.0% in the 1997 Period compared to 34.5% in the 1996 Period as a result of the factors noted above.

        The Company's gross profit margin was also negatively impacted by increases in raw material costs.

        OPERATING INCOME.   Operating income increased $0.2 million, or
13.8%, to $1.8 million for the 1997 Period from $1.6 million for the 1996 Period, but decreased as a percentage of net sales to 12.4% in the 1997 Period compared to 13.4% in the 1996 Period, primarily related to the lower gross profit margin. Selling, general and administrative expense remained relatively constant as a percentage of net sales at 18.1% for the 1997 Period as compared to 18.2% for the 1996 Period.

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

        Cash (including cash equivalents) used by operating activities for the 1997 Period was $0.9 million compared to $0.5 million in the 1996 Period. This increase resulted principally from the increase in accounts receivable in the 1997 Period over the 1996 Period partially offset by an increase in accounts payable. The Company used $3.2 million for capital expenditures during the 1997 Period. The Company currently anticipates committing to capital expenditures of approximately $18.5 million in 1997 primarily related to development and construction of a new facility for the manufacture of carbon fiber. Management estimates that the design, construction and start-up of the planned 50,000 square foot facility will require approximately 15 months, and a capital expenditure of approximately $16.0 million. The Company plans to use existing cash and cash provided by operating activities to fund the project.

        The Company may from time to time consider the acquisition of businesses complementary to the Company's business. The Company anticipates that its cash requirements for maintaining its current level of operations and those planned for the foreseeable future can be satisfied by cash provided through operating activities. The Company could require additional debt financing, however, it if were to engage in a material acquisition in the future.

        On October 26, 1995 the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of the Company's common stock.
The Company intends to repurchase shares from time to time in the market at then prevailing prices, depending on market and general economic conditions. The Company repurchased 300,000 shares in the 1997 period at an average price of $5.32 per share.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
  OF 1995

        With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in the Company's Report on Form 10-K for the year ended December 31, 1996 and elsewhere in the Company's filings with the Securities and Exchange Commission.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
                   Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   Not applicable.

Item 5. OTHER INFORMATION
                   Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Not applicable.

            (b) Reports on Form 8-K:
                 No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:                                 ALDILA, INC.


May 6, 1997                            /s/ ROBERT J. CIERZAN
                                       ---------------------
                                       Robert J. Cierzan
                                       Vice President, Finance
                                       Signing both in his capacity as
                                       Vice President and as Chief
                                       Accounting Officer of the Registrant