Form 10-Q
period 1997-06-30
ALDILA INC
filed 1997-08-12
CIK 902272

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                                      FORM 10-Q


         (Mark One)
           [ x ]    Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 1997

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
Yes   X      No
   ------      ------

As of August 4, 1997 there were 15,520,052 shares of the Registrant's common stock, par value $0.01 per share, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     ALDILA, INC.

                                  TABLE OF CONTENTS
                          FORM 10-Q FOR THE QUARTERLY PERIOD
                                 ENDED JUNE 30, 1997


                                                                     Page
                                                                     ----

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

            Consolidated Balance Sheets at
              June 30, 1997 and December 31, 1996...................... 3

            Consolidated Statements of Income for the
              three months ended June 30, 1997
              and 1996, and the six months ended
              June 30, 1997 and 1996................................... 4

            Consolidated Statements of Cash Flows for
              the six months ended June 30, 1997
              and 1996..................................................5

            Notes to Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations.........................8



PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings..............................................14

Item 2.  Changes in Securities..........................................14

Item 3.  Defaults Upon Senior Securities................................14

Item 4.  Submission of Matters to a Vote of Security Holders............14

Item 5.  Other Information..............................................15

Item 6.  Exhibits and Reports on Form 8-K...............................15


Signatures..............................................................16

Exhibit Index...........................................................17

                            PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ALDILA, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS - UNAUDITED
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    JUNE 30,   DECEMBER 31,
                                                      1997        1996
                                                    --------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................  $11,946   $19,676
  Accounts receivable..............................    6,080     2,460
  Inventories......................................   11,789     7,809
  Deferred tax assets..............................    2,301     2,301
  Prepaid expenses and other current assets........      626       468
                                                     -------   -------
    Total current assets...........................   32,742    32,714

PROPERTY AND EQUIPMENT.............................   19,787    14,883
TRADEMARKS AND PATENTS.............................   14,921    15,139
GOODWILL...........................................   48,339    49,053
DEFERRED FINANCING FEES............................      127       146
                                                     -------   -------
TOTAL ASSETS....................................... $115,916  $111,935
                                                     -------   -------
                                                     -------   -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................   $5,361    $2,062
  Accrued expenses.................................    2,128     2,277
  Income taxes payable.............................    1,021       101
                                                     -------   -------
    Total current liabilities......................    8,510     4,440

LONG-TERM LIABILITIES:
  Long-term debt...................................   20,000    20,000
  Deferred tax liabilities.........................    7,769     7,906
  Deferred rent liabilities........................      688       763
                                                     -------   -------
    Total liabilities..............................   36,967    33,109
                                                     -------   -------
                                                     -------   -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 5,000,000
    shares; no shares issued
  Common stock, $.01 par value; authorized 30,000,000
    shares;  issued and outstanding 15,597,152 and
    16,011,152 shares..............................      156       160
  Additional paid-in capital.......................   43,350    45,532
  Retained earnings................................   35,443    33,134
                                                     -------   -------
    Total stockholders' equity.....................   78,949    78,826
                                                     -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $115,916  $111,935
                                                     -------   -------
                                                     -------   -------


                            ALDILA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    June 30,            June 30,
                                              ------------------   -----------------
                                                 1997     1996       1997     1996
                                               --------  -------   --------  -------
NET SALES..................................... $17,008   $15,259   $31,609   $27,178
COST OF SALES.................................  11,310     9,776    21,094    17,584
                                               -------   -------   -------   -------
   Gross profit...............................   5,698     5,483    10,515     9,594
                                               -------   -------   -------   -------
                                               -------   -------   -------   -------

SELLING, GENERAL AND ADMINISTRATIVE...........   2,708     2,536     5,351     4,702
AMORTIZATION OF GOODWILL......................     357       353       714       702
                                               -------   -------   -------   -------
   Operating income...........................   2,633     2,594     4,450     4,190
                                               -------   -------   -------   -------
                                               -------   -------   -------   -------

OTHER:
   Interest expense...........................     316       316       632       632
   Other (income), net........................    (128)     (152)     (284)     (322)
                                               -------   -------   -------   -------

INCOME BEFORE INCOME TAXES....................   2,445     2,430     4,102     3,880
PROVISION FOR INCOME TAXES....................   1,069     1,069     1,793     1,707
                                               -------   -------   -------   -------

NET INCOME....................................  $1,376    $1,361    $2,309    $2,173
                                               -------   -------   -------   -------
                                               -------   -------   -------   -------

NET INCOME PER COMMON SHARE...................   $0.09     $0.08     $0.15     $0.13
                                               -------   -------   -------   -------
                                               -------   -------   -------   -------

WEIGHTED AVERAGE SHARES OUTSTANDING...........  15,759    16,596    15,879    16,600
                                               -------   -------   -------   -------
                                               -------   -------   -------   -------


                            ALDILA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                    (IN THOUSANDS)


                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                       ----------------
                                                        1997      1996
                                                       ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................   $ 2,309    $ 2,173
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization...................     2,831      2,254
    Changes in assets and liabilities:
       Accounts receivable..........................    (3,620)    (1,392)
       Inventories..................................    (3,980)       (85)
       Prepaid expenses and other current assets....      (158)       240
       Accounts payable.............................     3,299     (1,528)
       Accrued expenses.............................      (149)      (477)
       Income taxes payable/receivable..............       920      1,147
       Deferred tax liabilities.....................      (137)      (128)
       Deferred rent liabilities....................       (75)       (57)
                                                       -------    -------
         Net cash provided by operating activities..     1,240      2,147
                                                       -------    -------
                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment................    (6,803)    (2,357)
  Other.............................................        19       (117)
                                                       -------    -------
         Net cash used for investing activities.....    (6,784)    (2,474)
                                                       -------    -------
                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock.........................    (2,186)      -
                                                       -------    -------
         Net cash used for financing activities.....    (2,186)      -
                                                       -------    -------
                                                       -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS...........    (7,730)      (327)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......    19,676     19,345
                                                       -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD............   $11,946    $19,018
                                                       -------    -------
                                                       -------    -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $   613    $   613
    Income taxes                                       $ 1,009    $ 1,135


                            ALDILA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1. BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 1997 and the consolidated statements of income for the three month and six month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated balance sheet as of December 31, 1996 was derived from the Company's audited financial statements. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the Company's December 31, 1996 consolidated financial statements and notes thereto.


2. INVENTORIES

Inventories consist of the following (in thousands):

                                        June 30,    December 31,
                                         1997           1996
                                       --------     -----------
Raw materials                           $5,500        $3,868
Work in process                          3,210         2,298
Finished goods                           3,079         1,643
                                       -------        ------
     Inventories                       $11,789        $7,809
                                       -------        ------
                                       -------        ------

3. EARNINGS PER SHARE

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

     In recent years, the Company has benefited from strong sales of its shafts to Callaway Golf Company ("Callaway") resulting from the popularity of Callaway's clubs. During 1996 and 1995, sales to Callaway comprised 43% and 50%, respectively, of the Company's total net sales. Sales to Callaway as a percentage of the Company's net sales has decreased again in 1997. Sales to Callaway comprised 35% of net sales in the first half of 1997. However, the Company's results of operations continue to be dependent on sales to Callaway, and as a result, further significant decreases in sales to Callaway could have a significant adverse impact on the Company's sales or earnings. Based in part, however, on Callaway's statements to the Company that it will continue to be Callaway's primary supplier of graphite golf club shafts, the Company expects that Callaway will continue to be the Company's largest customer for the foreseeable future. In addition, sales to Taylor Made Golf comprised 21% of net sales in the first half of 1997 and therefore the Company's results of operations are to a lesser extent also dependent on sales to Taylor Made Golf.

RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

     NET SALES.   Net sales increased $1.7 million, or 11.5%, to $17.0 million for the second quarter ended June 30, 1997 (the "1997 Period") from $15.3 million for the second quarter ended June 30, 1996 (the "1996 Period"). The increase in net sales was attributable to increased unit sales to the Company's club manufacturer customers. Unit sales increased 14% in the 1997 Period as compared to the 1996 Period.

     GROSS PROFIT.   Gross profit increased $0.2 million, or 3.9%, to $5.7
million for the 1997 Period from $5.5 million for the 1996 Period principally as a result of the increase in net sales. The Company's gross profit margin decreased to 33.5% in the 1997 Period compared to 35.9% in the 1996 Period as a result of lower average selling prices for shafts sold combined with higher raw material costs.

     OPERATING INCOME. Operating income was $2.6 million for the 1997 Period and for the 1996 Period and decreased as a percentage of net sales to 15.5% in the 1997 Period compared to 17.0% in the 1996 Period, primarily related to the lower gross profit margin.

SIX MONTH PERIOD IN 1997 COMPARED TO SIX MONTH PERIOD IN 1996

     NET SALES. Net sales increased $4.4 million, or 16.3%, to $31.6 million for the six month period ended June 30, 1997 from $27.2 million for the six month period ended June 30, 1996. The increase in net sales was attributable to increased unit sales to the Company's club manufacturer customers. Unit sales increased 21% in the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996, which was offset by a 4% decrease in the average selling price of shafts sold.

     GROSS PROFIT. Gross profit increased $0.9 million, or 9.6%, to $10.5 million for the six month period ended June 30, 1997 from $9.6 million for the six month period ended June 30, 1996 partially as a result of the increase in the Company's net sales. The Company's gross profit margin decreased to 33.3% for the six month period ended June 30, 1997 from 35.3% for the six month period ended June 30, 1996 as a result of lower average selling prices for shafts sold combined with higher raw material costs.

     OPERATING INCOME. Operating income increased $0.3 million, or 6.2%, to $4.5 million for the six month period ended June 30, 1997 from $4.2 million for the six month period ended June 30, 1996 and decreased as a percentage of net sales to 14.1% from 15.4%, respectively, primarily related to the lower gross profit margin.

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

     Cash (including cash equivalents) provided from operating activities for the six month period in 1997 was $1.2 million compared to $2.1 million provided from operating activities for the six month period in 1996. This decrease resulted principally from the increase in inventory for the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996. The Company used $6.8 million for capital expenditures during the six month period ended June 30, 1997. The Company currently anticipates committing to additional capital expenditures of approximately $11.7 million for the remainder of 1997 primarily related to development and construction of a new facility for the manufacture of carbon fiber. Management estimates that the design, construction and start-up of the planned 50,000 square foot facility will be completed in 1998 and require capital expenditures of approximately $16.0 million. The Company has used and will continue to use existing cash and cash provided by operating activities to fund the project.

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

     On October 26, 1995 the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of the Company's common stock. The Company intends to repurchase shares from time to time in the market at then prevailing prices, depending on market and general economic conditions. The Company repurchased 414,000 shares in the first six months of 1997 at an average price of $5.28 per share.

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

                             PART II - OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS
               Not applicable.

Item 2.   CHANGES IN SECURITIES
               Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               The Company held its Annual Meeting of Stockholders on May 6, 1997. At the Annual Meeting, three items were submitted to a vote of the stockholders of the Company and were approved:

               1) The nine current directors of the company (listed below) were nominated and elected to serve until the next annual meeting of stockholders. Votes cast for each director as well as votes withheld are as follows:

                                                       WITHHELD
               NAME                     FOR            AUTHORITY
               ----                     ---            ---------
               Gary T. Barbera          14,361,094     768,059
               Peter E. Bennett         14,360,294     768,859
               Marvin M. Giles,III      14,361,949     767,659
               Vincent T. Gorguze       14,334,488     794,665
               John J. Henry            14,334,694     794,459
               Donald C. Klosterman     14,343,594     785,559
               Wm. Brian Little         14,360,494     768,659
               Peter R. Mathewson       14,361,694     767,459
               Chapin Nolen             14,360,194     768,959

               2) The stockholders approved an amendment to the 1994 Stock Incentive Plan. The 1994 Stock Incentive Plan provides for the granting of options, stock appreciation rights, restricted stock and performance shares to salaried employees and directors of the Company and its subsidiaries and to consultants and advisors. 4,476,045 votes were cast for approval of the amendments; 1,978,165 votes were cast against approval of the amendments; there were 1,126,994 abstentions and 7,547,949 broker non-votes.

               3) The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 1997. 14,954,814 votes were cast for ratification of Deloitte & Touche LLP; 110,400 votes were cast against; and there were 63,939 abstentions and 0 broker non-votes.

Item 5.   OTHER INFORMATION

               Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibit No. 25.1:
                         Financial Data Schedule

                    (b)  Reports on Form 8-K:
                         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:                                          ALDILA, INC.



August 4, 1997                          /s/ Robert J. Cierzan
                                        ---------------------
                                        Robert J. Cierzan
                                        Vice President, Finance
                                        Signing both in his capacity as
                                        Vice President and as Chief
                                        Accounting Officer of the Registrant

                                    EXHIBIT INDEX





Exhibit No.
-----------

25.1 Financial Data Schedule