Form 10-Q
period 1997-09-30
ALDILA INC
filed 1997-11-12
CIK 902272

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-Q


       (Mark One)
          [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1997

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
Yes x   No
    ---    ---


As of November 7, 1997 there were 15,428,871 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                 ALDILA, INC.

                              TABLE OF CONTENTS
                      FORM 10-Q FOR THE QUARTERLY PERIOD
                           ENDED SEPTEMBER 30, 1997

                                                                           Page
                                                                           -----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


            Consolidated Balance Sheets at
             September 30, 1997 and December 31, 1996                         3

            Consolidated Statements of Income for the
             three months ended September 30, 1997
             and 1996, and the nine months ended
             September 30, 1997 and 1996                                      4

            Consolidated Statements of Cash Flows for
             the nine months ended September 30, 1997
             and 1996                                                         5

            Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    15

Item 2. Changes in Securities                                                15

Item 3. Defaults Upon Senior Securities                                      15

Item 4. Submission of Matters to a Vote of Security Holders                  15

Item 5. Other Information                                                    15

Item 6. Exhibits and Reports on Form 8-K                                     15

Signatures                                                                   16

Exhibit Index                                                                17

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ALDILA, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                           1997          1996
                                                                      ------------    ------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $7,753        $19,676
  Accounts receivable                                                     4,207          2,460
  Inventories                                                            12,472          7,809
  Deferred tax assets                                                     2,301          2,301
  Prepaid expenses and other current assets                                 624            468
                                                                       --------       --------
    Total current assets                                                 27,357         32,714
PROPERTY AND EQUIPMENT                                                   22,749         14,883
TRADEMARKS AND PATENTS                                                   14,813         15,139
GOODWILL                                                                 47,982         49,053
DEFERRED FINANCING FEES                                                     117            146
                                                                       --------       --------
TOTAL ASSETS                                                           $113,018       $111,935
                                                                       --------       --------
                                                                       --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                       $4,295         $2,062
  Accrued expenses                                                        1,475          2,277
  Income taxes payable                                                      105            101
                                                                       --------       --------
    Total current liabilities                                             5,875          4,440
LONG-TERM LIABILITIES:
  Long-term debt                                                         20,000         20,000
  Deferred tax liabilities                                                7,701          7,906
  Deferred rent liabilities                                                 650            763
                                                                       --------       --------
                                                                       --------       --------
    Total liabilities                                                    34,226         33,109
                                                                       --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 5,000,000
    shares; no shares issued
  Common stock, $.01 par value; authorized 30,000,000
    shares;  issued and outstanding 15,418,871 and
    16,011,152 shares                                                       154            160
  Additional paid-in capital                                             42,404         45,532
  Retained earnings                                                      36,234         33,134
                                                                       --------       --------
    Total stockholders' equity                                           78,792         78,826
                                                                       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $113,018       $111,935
                                                                       --------       --------
                                                                       --------       --------

                                        3

                         ALDILA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME -- UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                           -------------------           -------------------
                                                           1997           1996           1997           1996
                                                           ----           ----           ----           ----
NET SALES                                                 $12,772        $16,735        $44,381        $43,913
COST OF SALES                                               8,838         10,434         29,932         28,018
                                                          -------        -------        -------        -------
    Gross profit                                            3,934          6,301         14,449         15,895
                                                          -------        -------        -------        -------

SELLING, GENERAL AND ADMINISTRATIVE                         2,025          2,489          7,376          7,191
AMORTIZATION OF GOODWILL                                      357            357          1,071          1,059
                                                          -------        -------        -------        -------
    Operating income                                        1,552          3,455          6,002          7,645
                                                          -------        -------        -------        -------

OTHER:
  Interest expense                                            162            317            794            949
  Other (income), net                                         (93)          (200)          (377)          (522)
                                                          -------        -------        -------        -------

INCOME BEFORE INCOME TAXES                                  1,483          3,338          5,585          7,218
PROVISION FOR INCOME TAXES                                    692          1,469          2,485          3,176
                                                          -------        -------        -------        -------
NET INCOME                                                   $791         $1,869         $3,100         $4,042
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

NET INCOME PER COMMON SHARE                                 $0.05          $0.11          $0.20          $0.24
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

WEIGHTED AVERAGE SHARES OUTSTANDING                        15,667         16,437         15,806         16,544
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

                           ALDILA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                  (IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -----------------
                                                           1997          1996
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  3,100       $  4,042
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                        4,137          3,544
      Changes in assets and liabilities:
           Accounts receivable                            (1,747)          (393)
           Inventories                                    (4,663)          (666)
           Prepaid expenses and other current assets        (156)           239
           Accounts payable                                2,233           (886)
           Accrued expenses                                 (802)          (536)
           Income taxes payable/receivable                     4          1,462
           Deferred tax liabilities                         (205)          (193)
           Deferred rent liabilities                        (113)           (85)
                                                        --------       --------
              Net cash provided by operating activities    1,788          6,528
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (10,606)        (3,016)
   Other                                                      29           (118)
                                                        --------       --------
              Net cash used for investing activities     (10,577)        (3,134)
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                     24
   Repurchases of common stock                            (3,165)        (1,528)
   Tax benefit from exercise of stock options                  7
                                                        --------       --------
              Net cash used for financing activities      (3,134)        (1,528)
                                                        --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (11,923)         1,866
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            19,676         19,345
                                                        --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  7,753       $ 21,211
                                                        --------       --------
                                                        --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                          $  1,226       $  1,226
      Income taxes                                      $  2,679       $  2,352

                        ALDILA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNAUDITED

1.   BASIS OF PRESENTATION

     The consolidated balance sheet as of September 30, 1997 and the consolidated statements of income for the three month and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated balance sheet as of December 31, 1996 was derived from the Company's audited financial statements. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the Company's December 31, 1996 consolidated financial statements and notes thereto.

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                    September     December
                                       30,           31,
                                      1997          1996
                                    ---------     --------
Raw materials                       $ 5,966       $ 3,868
Work in process                       3,814         2,298
Finished goods                        2,692         1,643
                                    -------       -------
     Inventories                    $12,472       $ 7,809
                                    -------       -------
                                    -------       -------

3. EARNINGS PER SHARE

     In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share (EPS)." This statement requires the presentation of earnings per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the income statement. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS does reflect the potential dilution created by stock equivalents as if such equivalents are converted into common stock and is calculated in substantially the same manner as Fully Diluted EPS illustrated in Accounting Principles Board Opinion No. 15, "Earnings Per Share." The Company will be required to adopt the new method of reporting earnings per share in the fourth quarter of 1997. The Company does not expect the adoption of this standard to have a material impact on the presentation of earnings per share as currently reported.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview -- Business Conditions


     Aldila, Inc. (the "Company") is principally in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 85% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs. As a result, the Company's operating results are substantially dependent not only on demand by its customers for the Company's shafts but also on demand by consumers for clubs including graphite shafts such as the Company's.

     In the first quarter of 1998, the Company expects to begin production of carbon fiber at its new facility currently under construction in Evanston, Wyoming. The Company will use the output of this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. It also anticipates that it will produce at this new facility carbon fiber in excess of what it will be able to use in the manufacturing of golf club shafts. The Company intends to sell such excess, in some cases in the form of graphite prepreg manufactured using its existing facility in San Diego, California, to other manufacturers of carbon fiber-based products. The Company is also exploring entering into the manufacturing of new carbon fiber-based products in order to take advantage of this excess carbon fiber capacity and may make acquisitions of other companies in order to acquire such product lines. The Company expects that the additional vertical integration offered by its new facility will assist it from the outset in maintaining its position as a low cost manufacturer of graphite golf club shafts at all price points. Management of the Company believes that the ability to manufacture carbon fiber will also ultimately enable the Company to diversify its sales and reduce its dependence on the overall golf club market, while continuing to leverage the Company's existing composite materials expertise, which should provide opportunities for growth that are not currently present in the golf shaft business. As a result of the fact that this new facility will necessarily need to undergo a "shakedown" period and will not be operating at full capacity at the beginning, however, the full benefit of this facility to the Company will not begin to be realized until at least 1999.

     Historically, graphite shafts have principally been offered by manufacturers of higher priced, premium golf clubs, and the Company's sales have been predominantly of premium graphite shafts. In addition, until recently, the United States market for graphite shafts was dominated by a relatively small number of United States-based shaft manufacturers. Both of these aspects of the graphite shaft market have been changing. As a high percentage of premium clubs are sold with graphite shafts, as compared to a smaller percentage of value priced clubs, the Company anticipates that growth in graphite shaft usage in the future will be greater in the value priced segment of the market than in the premium segment. Management of the Company expects sales of shafts for the value priced club market to increase significantly over the next several years, although management also anticipates that sales of premium shafts will continue to represent a majority of the Company's sales measured in dollars for the foreseeable future. Over the last several years, the number of shaft manufacturers of graphite golf shafts serving the United States premium club market has increased, including affiliates of foreign manufacturers that had previously not had significant sales in the United States. These two overall trends in the graphite shaft marketplace have had the effect, and are expected by management to continue to have the effect for at least the next several years, of decreasing the average selling price of the Company's shafts.
Although the Company's gross profit margin is being adversely affected by the reduction in average selling price and continuing increases in raw material costs, these adverse effects on gross margin are being mitigated to some extent by efforts being taken by the Company to control costs, including manufacturing its own graphite prepreg and, starting in 1998, its own carbon fiber, increased automation and increasing the percentage of its shafts being manufactured in countries with lower labor and overhead costs.

     In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in its sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically.
In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated in one or two customers, thereby making the Company's results of operations dependent to a large extent on continued sales to those customers. In the first nine months of 1997, sales to Callaway Golf Company and Taylor Made Golf represented 34% and 22%, respectively, of the Company's total net sales. The Company expects Callaway and Taylor Made to continue to be collectively the Company's principal customers at least through 1998. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996


     NET SALES.   Net sales decreased $4.0 million, or 23.7%, to $12.8
million for the third quarter ended September 30, 1997 (the "1997 Period") from $16.7 million for the third quarter ended September 30, 1996 (the "1996 Period"). The decrease in net sales was attributable to decreased unit sales to the Company's club manufacturer customers coupled with lower average selling prices to these customers. Unit sales decreased 11% in the 1997 Period as compared to the 1996 Period and the average selling price of shafts sold decreased 15%.

     In the 1997 Period, the Company's net sales were negatively impacted by the timing of its customers new product introductions and buying patterns in comparison to the net sales reported in the 1996 Period. See --"Management's Discussion and Analysis of Financial Condition and results of Operations --Seasonality."

     GROSS PROFIT.   Gross profit decreased $2.4 million, or 37.6%, to $3.9
million for the 1997 Period from $6.3 million for the 1996 Period, principally as a result of the decrease in net sales. The Company's gross profit margin decreased to 30.8% in the 1997 Period compared to 37.7% in the 1996 Period as a result of lower average selling prices for shafts sold combined with higher raw material costs.

     OPERATING INCOME. Operating income decreased $1.9 million, or 55%, to $1.6 million for the 1997 Period from $3.5 million for the 1996 Period and decreased as a percentage of net sales to 12.2% in the 1997 Period compared to 20.6% in the 1996 Period, primarily related to the lower gross profit margin.

NINE MONTH PERIOD IN 1997 COMPARED TO NINE MONTH PERIOD IN 1996

     NET SALES. Net sales increased $0.5 million, or 1.0%, to $44.4 million for the nine month period ended September 30, 1997 from $43.9 million for the nine month period ended September 30, 1996. The increase in net sales was attributable to increased unit sales to the Company's club manufacturer customers. Unit sales increased 10% in the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996, which was offset by an 8% decrease in the average selling price of shafts sold.

     GROSS PROFIT. Gross profit decreased $1.5 million or 9.1%, to $14.4 million for the nine month period ended September 30, 1997 from $15.9 million for the nine month period ended September 30, 1996 partially as a result of lower average selling prices for shafts sold. The Company's gross profit margin decreased to 32.6% for the nine month period ended September 30, 1997 from 36.2% for the nine month period ended September 30, 1996 as a result of lower average selling prices for shafts sold combined with higher raw material costs.

     OPERATING INCOME. Operating income decreased $1.6 million, or 21.5%, to $6.0 million for the nine month period ended September 30, 1997 from $7.6 million for the nine month period ended September 30, 1996 and decreased as a percentage of net sales to 13.5% from 17.4%, respectively, primarily related to the lower gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

     Since November 1993, the only indebtedness of the Company has been $20.0 million in 6.13% senior notes due 2001. The Company has not used borrowings to finance its operations or provide working capital for over five years but may require additional short-term financing for the Company's working capital needs

     Cash (including cash equivalents) provided from operating activities for the nine month period in 1997 was $1.8 million compared to $6.5 million provided from operating activities for the nine month period in 1996. This decrease resulted principally from the increase in inventory for the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996 and the decrease in net income for the same periods. The Company used $10.6 million for capital expenditures during the nine month period ended September 30, 1997. The Company currently anticipates committing to additional capital expenditures of approximately $7.0 million in the fourth quarter of 1997 primarily related to development and construction of a new facility for the manufacture of carbon fiber. Management estimates that the design, construction and start-up of the planned 50,000 square foot facility will be completed in 1998 and have a total capital cost of approximately $16.0 million. The Company has used existing cash and cash provided by operating activities to fund the project to date.

     The Company may from time to time consider the acquisition of businesses complementary to its business. The Company could require additional debt financing if it were to engage in a material acquisition in the future.

     On October 26, 1995 the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of the Company's common stock. The Company intends to repurchase shares from time to time in the market at then prevailing prices, depending on market and general economic conditions. The Company repurchased 600,000 shares in the first nine months of 1997 at an average price of $5.28 per share.

SEASONALITY

     Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in higher sales in the second and third quarter. The success of certain customers' products, in particular, Callaway and Taylor Made Golf, patterns of product introduction, and customer acceptance thereof, coupled with a generally increasing overall demand for graphite shafts, has tended to mitigate the impact of seasonality in previous years; however, these factors had a negative impact on the Company's sales in the third quarter of 1997.

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

                        PART II -- OTHER INFORMATION

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable.

Item 5.   OTHER INFORMATION
               Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibit No. 27.1:
                    Financial Data Schedule

               (b)  Reports on Form 8-K:
                    No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:                                 ALDILA, INC.

November 7, 1997                       /s/ ROBERT J. CIERZAN
                                       ---------------------
                                       Robert J. Cierzan
                                       Vice President, Finance
                                       Signing both in his capacity as
                                       Vice President and as Chief
                                       Accounting Officer of the Registrant

                                EXHIBIT INDEX

EXHIBIT NO.
-----------
   27.1       Financial Data Schedule