Form 10-K
period 1997-12-31
ALDILA INC
filed 1998-03-31
CIK 902272

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

      (Mark One)
        [ x ]    Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

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

     Securities Registered Pursuant to Section 12(b) of the Act:
          Title of each class      Names of each exchange on which registered
               None                          None
               ----                          ----
          Securities registered pursuant to section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No _____
      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of March 16,1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on market quotations as of that date, was approximately $78.1 million.

As of March 16,1998, there were 15,443,871 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated into this report by reference:

Part III The Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

                                   ALDILA, INC.

                                TABLE OF CONTENTS
                           FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 1997


                                                                   PAGE
                                                                   ----
   PART I
  --------
   Item 1.         Business                                          1

   Item 2.         Properties                                       11

   Item 3.         Legal Proceedings                                11

   Item 4.         Submission of Matters to a Vote of               11
                     Security Holders


   PART II
  --------
   Item 5.         Market for Registrant's Common Equity and        12
                     Related Stockholder Matters

   Item 6.         Selected Financial Data                          12

   Item 7.         Management's Discussion and Analysis of          14
                     Financial Condition and Results of Operations

   Item 8.         Financial Statements and Supplementary Data      18

   Item 9.         Changes in and Disagreements with Accountants    18
                     on Accounting and Financial Disclosure


   PART III
  ---------
   Item 10.        Directors and Executive Officers of the          18
                     Registrant

   Item 11.        Executive Compensation                           18

   Item 12.        Security Ownership of Certain Beneficial         18
                     Owners and Management

   Item 13.        Certain Relationships and Related Transactions   18


   PART IV
  --------
   Item 14.        Exhibits, Financial Statement Schedules, and     19
                             Reports on Form 8-K

   Signatures                                                       34


                                    PART I




  THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO SIGNIFICANT RISKS
AND UNCERTAINTIES.   THESE FORWARD-LOOKING STATEMENTS ARE BASED ON
MANAGEMENT'S EXPECTATIONS AS OF THE DATE HEREOF, AND THE COMPANY DOES NOT UNDERTAKE ANY RESPONSIBILITY TO UPDATE ANY OF THESE STATEMENTS IN THE FUTURE. ACTUAL FUTURE PERFORMANCE AND RESULTS COULD DIFFER FROM THAT CONTAINED IN OR SUGGESTED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS SET FORTH IN THIS FORM 10-K (INCLUDING THOSE SECTIONS HEREOF INCORPORATED BY REFERENCE FROM OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION), IN PARTICULAR AS SET FORTH IN "BUSINESS RISKS" UNDER ITEM 1 AND SET FORTH IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" UNDER ITEM 7.

ITEM 1. BUSINESS

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

  During 1997, the Company invested in the design and construction of a 50,000 square foot carbon fiber manufacturing facility in Evanston, Wyoming. The Company expects to begin production of carbon fiber at this facility in the first quarter of 1998 and will use the output to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of graphite golf club shafts. The Company also anticipates that it will produce carbon fiber at this new facility in excess of what it will be able to use in the manufacture of golf club shafts. The Company intends to sell such excess, in some cases in the form of graphite prepreg manufactured using its existing facility in San Diego, California, to manufacturers of other carbon fiber -based products. The Company expects that the additional vertical integration offered by its new facility will assist from the outset in maintaining its position as a low cost manufacturer of graphite golf club shafts at all price points. Management of the Company believes that the ability to manufacture carbon fiber will also ultimately enable the Company to diversify its sales and reduce its dependence on the overall golf club market, while continuing to leverage the Company's existing composite materials expertise. During 1998, however, the new facility will not be operating at full capacity, therefore the full benefit of this facility is not expected to be realized until at least 1999.

  Most golf clubs currently being sold have shafts constructed from steel or graphite, although limited numbers are also manufactured from other materials. Graphite shafts were introduced in the early 1970's as the first major improvement in golf shaft technology since steel replaced wood in the 1930's. The first graphite shafts had significant torque (twisting force) and appealed primarily to weaker-swinging players desiring greater distance. Graphite shaft technology has subsequently improved so that shafts can now be designed for golfers at all skill levels. Unlike steel shafts, graphite shafts can be altered with respect to weight, flex, flex location and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved "feel" to the golfer. The improvement in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods. Subsequently, after achieving dominant acceptance and penetration in both the professional and consumer woods markets (with over 81% of new woods purchased including graphite shafts in 1997), graphite shafts have started to achieve similar success in the irons market including increasing acceptance among tour professionals. Since many golfers consider professionals to be "opinion leaders," their acceptance and growing use of graphite shafts in irons has helped broaden the overall graphite market. As a result, in 1997, approximately 42% of new irons purchased were graphite shafted. As the market for graphite shafts continues to grow, new graphite shafted wood and iron purchases by consumers are expected to surpass 90% and 50%, respectively, by the year 2000.

  Originally, virtually all graphite shafts were sold for use in premium clubs, while the value priced segment of the golf club market continued to be supplied with steel shafts. In the last several years, however, an increasing percentage of value priced clubs are being sold with graphite shafts, which is a trend that the Company expects will continue. As a result, the Company has taken steps to enable it to meet the needs of this segment of the shaft market, including the design of shafts that can be manufactured at prices acceptable to this market and continued efforts to reduce its overall manufacturing costs.

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

  In order to maintain its leadership position in the graphite shaft market through control of its raw material costs and ensuring its sources of supply, over the last several years the Company has taken steps to vertically integrate into the manufacture of its own raw materials. In 1994, the Company started production of its principal raw material, graphite prepreg, which consists of sheets of carbon fibers combined with epoxy resin. See "Manufacturing--Raw Materials." The Company now produces substantially all of its graphite prepreg requirements internally. In 1997, the Company constructed a new facility for the manufacture of carbon fiber. The Company intends to manufacture carbon fiber not only for its own consumption in the manufacture of golf shafts but also for sale or use in other recreational and industrial composite products.

PRODUCTS

  Aldila offers a broad range of innovative and high-quality graphite golf shafts designed to maximize the performance of golfers of every skill level. The Company manufactures hundreds of unique graphite shafts featuring various combinations of performance characteristics such as weight, flex, flex point and torque. The Company's customized shafts, which constituted 85% of net sales in the year ended December 31, 1997, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs. The Company's standard models are typically sold to golf club manufacturers, distributors and golf pro and repair shops, and are used either to assemble a new custom club from selected components or to replace the steel shaft of an older club. The Company also helps develop cosmetic designs to give the customer's golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics. The prices of Aldila shafts typically range from $6 to $30.

  All of the Company's shafts are composite structures consisting principally of carbon fiber and epoxy resins. The Company's shafts may also include boron (added to increase shaft strength) or fiberglass. The Company regularly evaluates new composite materials for inclusion in the Company's shafts and new refinements on designs using current materials.

  During 1998 the Company anticipates that it will offer carbon fiber products for sale to third parties once the carbon fiber output from the new facility exceeds the internal demand for golf shaft manufacturing. These products are expected to be primarily large bundle carbon fiber, chopped fiber and graphite prepregs. See "Manufacturing - Raw Materials."

  Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties. Carbon fibers are used as reinforcements in composite materials that combine fibers with epoxy resins or other matrix materials to form a substance with high strength, low weight, stiffness, resistance to corrosion, resistance to fatigue and capacity to dissipate heat and electrical conductivity.

CUSTOMERS AND CUSTOMER RELATIONS

  For fiscal year 1997, the Company had approximately 300 customers, which included approximately 110 golf club manufacturers and more than 60 distributors, with the balance principally constituting custom club assemblers, pro shops and repair shops. However, the majority of the Company's sales have been and may continue to be concentrated among a relatively small number of customers. Sales to the Company's top five customers represented approximately 72%, 78% and 73% of net sales in 1997, 1996 and 1995 respectively. In 1997, Callaway accounted for 32% of the Company's net sales, as compared to 43% in 1996 and 50% in 1995.

  Historically, Aldila's principal customers have varied as a result of general market trends in the golf industry, in particular the prevailing popularity of the various clubs that contain Aldila's shafts. Although Callaway has been the Company's largest customer for each of the last six years its percentage of the Company's net sales has varied substantially on a year-to-year basis. The Company's second largest customer was Taylor Made in 1997 and 1996, Ping in 1995, 1994 and 1993 and Wilson Sporting Goods in 1992. Because of the historic volatility of consumer demand for specific clubs, as well as continued competition from alternative shaft suppliers, sales to a given customer in a prior period may not necessarily be indicative of future sales.

  The Company believes that its close customer relationships and responsive service have been significant elements of its success to date, establishing it as a premier graphite shaft company. Aldila's golf club manufacturer customers often work together with the Company's engineers when developing a new golf club in order to design a club that maximizes the performance features of the principal component parts: the grip, the clubhead and the Aldila shaft. The Company's partnership relationship with its customers continues after the development of clubs containing Aldila's shafts. Following the design process, the Company continues to provide high levels of customer support and service in areas such as quality control and assurance, timely and responsive manufacturing, delivery schedules and education. The Company believes its physical proximity to many of its customers has facilitated a high degree of customer interaction and responsiveness to customer needs. While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them and generally does not have long-term supply agreements with its customers. Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer could have a material adverse effect on the Company's business or operating results.

MARKETING AND PROMOTION

  The Company's marketing strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts, to enhance brand awareness among golfers and to increase overall market acceptance and use of graphite golf shafts. The Company utilizes a wide variety of marketing and promotional channels to increase Aldila's brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers and to explain the advantages of graphite shafts. Although the Company does not sell directly to the end users of its products, the Company believes that its brand name recognition contributes significantly to the marketability of its customers' products.

  Aldila's marketing and promotion expenditures were approximately $2.5 million, $2.5 million, and $4.2 million in 1997, 1996, and 1995, respectively.

SALES AND DISTRIBUTION

  Within the golf club industry, most companies do not manufacture the three principal components of the golf club--the grip, the shaft and the clubhead--but, rather, source these components from independent suppliers that design and manufacture components to the club manufacturers' specifications. As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and, to a lesser extent, distributors, custom club shops, pro shops and repair shops. Distributors typically resell the Company's products to custom club assemblers, pro and custom club shops, and individuals. The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers. Sales to golf club manufacturers accounted for approximately 85% of net sales for the year ended December 31, 1997.

  Beginning in 1998, the Company began setting up a sales organization to sell carbon fiber and related carbon fiber products.

  International sales represented less than 10% of net sales for the years ended December 31, 1997, 1996 and 1995.

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

  The Company has been one of the leaders in developing the market for lower cost large bundle carbon fiber by successfully converting to this fiber type from a more expensive carbon fiber material for the manufacture of its graphite golf shafts. The Company believes that it can also be a market leader in providing large bundle carbon fiber to other manufacturing applications outside of golf shafts.

  Graphite shaft designs and modifications are frequently the direct result of the Company's and its customers' combined efforts and expertise to develop an exclusive shaft for each customer's clubs. New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft's design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new standard shafts as well as generate design ideas for customized shafts. To improve and advance composites technology and shaft process manufacturing, the Company's engineers test new and existing materials, such as boron, kevlar, fiberglass, ceramic, thermo plastic and carbon fiber. The Company's design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers. Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or that the Company will be able to utilize new composite material technology on a timely or competitive basis, or otherwise respond to emerging market trends.

  The Company has applied its carbon fiber technology to other products engaging in limited production of graphite tubing on a special-order basis.

MANUFACTURING

  The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to customers orders and provide sufficient quantities on a timely basis. The Company today operates five golf shaft manufacturing facilities, one prepreg manufacturing facility (in conjunction with one of its shaft manufacturing facilities) and one carbon fiber manufacturing facility. During its 26 years of operation, the Company has improved its manufacturing process and believes it has established a reputation as the industry's leading volume manufacturer of high-performance graphite shafts.

  SHAFT MANUFACTURING PROCESS. The process of manufacturing a graphite shaft has several distinct phases. Different designs of Aldila shafts require variations in both the manufacturing process and the materials used. In traditional shaft designs, treated graphite known as "prepreg" is rolled onto metal rods known as mandrels. The Company also manufactures filament wound shafts where continuous graphite fibers are mechanically wound around a mandrel. Under either process, the graphite is then baked at high temperatures to harden the material into a golf shaft. At the end of the manufacturing process, the shafts are painted and stylized using a variety of colors, patterns and designs, including logos and other custom identification. Through each phase of this process, the Company performs quality control reviews to ensure continuing high standards of quality and uniformity and to meet exacting customer specifications.

  RAW MATERIALS. The primary material currently used in all of the Company's graphite shafts is carbon fiber, which is combined with epoxy resin to produce sheets of graphite prepreg. Heating and stretching the graphite fibers determines the tensile strength and modulus (stiffness) of the fiber. The Company manufactures graphite prepreg in its Poway, California facility. Through 1997, the Company purchased carbon fibers from outside vendors. Beginning in 1998, the Company will manufacture carbon fiber in its Evanston, Wyoming facility, although it will continue to be reliant on outside suppliers for a portion of its ongoing needs.

  In October 1994, the Company initiated the internal production of graphite prepreg in its Poway, California facility. The Company believes that by producing a major portion of its graphite prepreg requirements internally it may better control the supply of raw material for shafts and may reduce the impact of potential future price increases. The Company now produces substantially all of its graphite prepreg requirements internally. The Company is, however, dependent upon certain domestic graphite prepreg suppliers for graphite prepreg which it does not produce and, therefore, the Company expects to continue to purchase some prepreg products from outside suppliers in the future. The Company is now dependent on its own prepreg production operation to support its shaft manufacturing requirements. Although the Company believes that there will continue to be alternative third party suppliers of graphite prepreg, there can be no assurance that unforeseen difficulties which could lead to an interruption in the Company's internal prepreg production will not occur which would result in production delays.

  The Company's graphite prepreg operation is dependent on certain suppliers for carbon fibers, which along with epoxy resins and paper constitute the primary components in graphite prepreg. In 1997, the Company purchased most of its carbon fiber from Hexcel (formerly Hercules, Inc.) and Fortafil Fibers, Inc., and expects to purchase a significant volume of carbon fiber from Hexcel in 1998; however, the Company also purchases fibers from Toray Marketing & Sales (America), Inc., and Toho Carbon Fibers, Inc. The Company experienced increases in these raw material component costs in 1996 and 1997 and anticipates that these costs will continue to increase in the future, although it cannot predict the timing or extent of any future price changes.

  During 1997, the Company invested in the design and construction of a 50,000 square foot carbon fiber manufacturing facility in Evanston, Wyoming. In this facility, the Company will produce large bundle carbon fiber material from acrylic fiber through a continuous carbonization process. This material will be the primary raw material for the Company's prepreg manufacturing operation to support the manufacture of graphite golf shafts. At the present time, Courtaulds, a company based in the United Kingdom, is the only supplier of acrylic fiber, the principal raw material in carbon fiber, of the type and grade that the Company's carbon fiber operations will require. The Company has reached an understanding with Courtaulds that the Company believes should assure the Company with an adequate supply of such acrylic fiber. See "Business Risks--New Carbon Fiber Manufacturing Facility."

ENVIRONMENTAL MATTERS

    The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials as the Company uses hazardous substances and generates hazardous waste in the ordinary course of its manufacturing of graphite golf shafts, graphite prepreg and, beginning in 1998, carbon fiber. The Company believes it is in substantial compliance with applicable laws and regulations and has not to date incurred any material liabilities under environmental laws and regulations, however, there can be no assurance that environmental liabilities will not arise in the future which may affect the Company's business.

COMPETITION

  Aldila operates in a highly competitive environment in both the United States and international markets for the sale of its graphite golf club shafts. The Company believes that it competes on the basis of its ability to provide a broad range of high quality, performance graphite shafts; its ability to deliver customized products in large quantities and on a timely basis to its customers; the acceptance of graphite in general, and Aldila shafts in particular, by professional and other golfers, whose preferences are to some extent subjective; and, finally, price. Until recently, the United States market for graphite shafts was dominated by a relatively small number of United States based shaft manufacturers. The Company currently competes against a number of well established United States based shaft manufacturers for sales of premium shafts which constitute the majority of the Company's revenues. This competition has made it more difficult to retain existing customers, attract new customers and has placed increasing pressure on prices for the Company's premium shafts.

  The Company believes that it is the largest supplier of graphite shafts in the United States, which results from its ability to establish a premium brand image and a reputation among golf club companies as a value-added supplier with competitive prices.

  Aldila competes against other shaft manufacturers, both graphite and steel, as well as against golf club companies that produce their own shafts internally, some of which may have greater resources than Aldila. The Company also faces potential competition from those golf club manufacturers that currently purchase golf shaft components from outside suppliers but that may have, develop or acquire the ability to manufacture all or a portion of its graphite shafts internally. Should any of the Company's significant customers decide to meet any of its shaft needs internally, it could have an adverse effect on the Company.

  As the Company enters into the manufacture and sale of carbon fiber and prepreg products it will compete with other producers of carbon fibers, many of which have substantially greater research and development, managerial and financial resources than the Company and represent significant competition for the Company.

INTELLECTUAL PROPERTY

  Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products. The Company believes that the strength of its trademarks and logos are of considerable value to its business and intends to continue to protect them to the fullest extent practicable. The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company's products. As of December 31, 1997 the Company had approximately 46 United States and foreign registered trademarks.

  The Company currently holds and protects the rights to two patents, although the Company does not view these patents as critical to the Company's business.

EMPLOYEES

  As of December 31, 1997, Aldila employed 920 persons on a full-time basis, including 10 in sales and marketing, 26 in research and development and engineering, and 820 in production, and the balance are administrative and support staff. The number of full-time employees also includes 525 persons who are employed in the Company's Mexico facilities and 130 who are employed in the China facility. Because of seasonal demands, the Company hires a significant number of temporary employees. As of December 31, 1997, the Company also employed an additional 60 temporary employees on a full-time basis. Aldila considers its employee relations to be good.

SEASONALITY

  Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in higher sales in the second and third quarters. The timing of customers' new products introductions has frequently mitigated the impact of seasonality in recent years.

BACKLOG

  As of December 31, 1997, the Company had a backlog of approximately $14.1 million compared to approximately $8.0 million as of December 31, 1996. The Company believes that the dollar volume of its current backlog will be shipped over the next three months. Orders can typically be canceled without penalty up to 30 days prior to shipment. Historically, the Company's backlog generally has been highest in the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

BUSINESS RISKS

  CUSTOMER CONCENTRATION. The Company's sales have been, and very likely will continue to be, concentrated among a small number of customers. In 1997, sales to the Company's top five customers represented approximately 72% of net sales. Aldila's principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts. Customers representing more than 10% of net sales in the past three years have consisted of: Callaway Golf Company ("Callaway") (32%) and Taylor Made Golf Company ("Taylor Made") (22%) in 1997; Callaway (43%) and Taylor Made (16%) in 1996 and Callaway (50%) in 1995. The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of customers clubs, will have on its future business or operating results.

  While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with industry practice, generally does not have long-term contracts with its customers. In this regard, Callaway and Taylor Made who collectively represent in excess of 50% of the Company's sales in 1997 each purchases from at least two other graphite shaft suppliers. In the event Callaway, Taylor Made or any other significant customer increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer, could have a material adverse effect on the Company's business and operating results. In addition, sales by the Company's major customers are likely to vary dramatically from time to time due to fluctuating public acceptance of their products.

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

  NEW CARBON FIBER MANUFACTURING FACILITY. The Company has constructed a new facility for the manufacture of carbon fiber in Evanston, Wyoming. The Company has made a substantial investment in this new operation and is currently in the start-up phase of production. Although the Company has hired individuals with substantial expertise in the manufacture of carbon fiber, the Company has only produced its initial production material for consumption by the golf shaft manufacturing operation and, therefore, there is a risk that the Company will be unable to manufacture carbon fiber of high enough quality in sufficient quantities at low enough costs to justify a decision to limit the use of outside suppliers.

  The Company expects to be able to use its carbon fiber manufacturing capacity to facilitate a transition away from being a single product producer, to become a diversified manufacturer of carbon fiber based products, either through supplying other manufacturers of sporting and industrial applications or by acquiring other such manufacturers. Although the Company would still be capitalizing on its existing expertise in composite materials manufacturing, any transition into new carbon fiber applications would require the Company to develop expertise with respect to different manufacturing and marketing issues related to such new applications. The inability to develop new applications internally or to sell carbon fiber or prepreg to other manufacturers to absorb carbon fiber manufacturing capacity in excess of its golf shaft needs could have an adverse effect on the Company.

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

  RAW MATERIAL COST/AVAILABILITY. The Company's gross profit margins are dependent on the price of carbon fiber, which is the most substantial component of total raw material costs. For several years, prices for carbon fiber, as well as for the graphite prepreg that is used in most graphite golf club shafts and that is manufactured out of carbon fiber, had been relatively low due to excess capacity in the carbon fiber industry. As a result of elimination of that excess capacity coupled with increasing demand for carbon fiber, including demand resulting from new applications, the Company experienced an increase in carbon fiber prices in 1996 and 1997.

  The Company expects to obtain the majority of its carbon fiber from its new facility in Evanston, Wyoming, but has also secured contracts for most of its additional carbon fiber needs from outside vendors through most of 1998. However, given the current lack of excess capacity in the industry overall, the Company is engaging in discussions with its principal suppliers, and monitoring conditions in the market generally, to assure that it will have an adequate supply of carbon fiber for this period. If the Company's demand for carbon fiber during this period is not satisfied through its Evanston, Wyoming facility and its existing contracts because the supplier under these contracts fails to satisfy its contractual requirements, then a continuation of the current limited supply of carbon fiber could make it difficult for the Company to satisfy all of its customers' orders unless an appropriate substitute for the current type of carbon fiber can be found. In such event, the Company's net sales and profits would be adversely affected. Even if it is able to acquire sufficient additional carbon fiber outside the current contracts, it would likely be at a higher price than provided under its current contracts, with a resulting adverse impact on margins.

  The Company anticipates that it will procure substantially all of its raw acrylic fibers for the carbon fiber operation from Courtaulds, which is currently the sole merchant supplier of such raw material in the world. Pursuant to a supply agreement with the Company, Courtaulds Fibres, Ltd. ("Courtaulds") has agreed to supply the Company with carbon fiber precurser. The Company believes Courtaulds is a reliable source of supply at the anticipated operating levels, however, any interruption of precursor supply from Courtaulds would have a material adverse effect on the Company's carbon fiber business and the Company's golf shaft business.

  RELIANCE ON OFF-SHORE MANUFACTURING FACILITIES. The Company operates manufacturing facilities in Tijuana, Mexico and in Zhuhai, People's Republic of China. The Company pays certain expenses of these facilities in Mexican pesos and Chinese renminbis, respectively, which are subject to fluctuations in currency value and exchange rates. The Company is also subject to other customary risks of doing business outside of the United States, including political instability, other import/export regulation, and cultural differences.

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

  The Company is also seeking to develop new applications for the type of carbon fiber that it will produce in its new Wyoming facility. There can be no assurance, however, that these applications will develop to the extent anticipated by the Company.

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

  As the Company enters into the manufacture and sale of carbon fiber and prepreg products it will compete with other producers of carbon fibers, many of which have substantially greater research and development, managerial and financial resources than the Company and represent significant competition for the Company.

  DEPENDENCE ON DISCRETIONARY CONSUMER SPENDING. Sales of golf equipment have historically been dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions. The Company believes that golf equipment sales have remained flat in recent periods and may continue to be so in the future. A decrease in consumer spending on golf equipment or, in particular, a decrease in demand for golf clubs with graphite shafts could have an adverse effect on the Company's business and operating results.

  RELIANCE ON KEY PERSONNEL. The success of the Company is dependent upon its senior management team, as well as its ability to attract and retain qualified personnel. There is competition for qualified personnel in the golf shaft industry as well as the carbon fiber business. There is no assurance that the Company will be able to retain its existing senior management personnel or to attract additional qualified personnel.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in a leased facility in Rancho Bernardo, California. The Company's golf shafts are manufactured at five separate facilities, one located in the San Diego, California metropolitan area, three others located in Tijuana, Mexico and one in the Zhuhai economic development zone of the People's Republic of China. The Company leases 41,000 square feet of shaft manufacturing space (which was not being fully utilized as of December 31, 1997) and 20,000 square feet of office and research and development space in Rancho Bernardo, California.
The Company also leases a 73,000 square foot facility in Poway, California for shaft manufacturing operations and graphite prepreg production. The Tijuana, Mexico production operations are conducted in leased facilities that aggregate 61,000 square feet. The China facility is also leased and comprises 31,000 square feet.

  In addition, the Company owns 14 acres of land in Evanston, Wyoming on which the Company has constructed a 50,000 square foot carbon fiber manufacturing plant.

ITEM 3. LEGAL PROCEEDINGS

  There is no information required to be submitted by the Company under this Item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                         PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PERFORMANCE

                                                                  1997                         1996
-------------------------------------------------------------------------------------------------------------
                                                           High           Low           High            Low
  First Quarter                                          $6 1/16        $4 9/16        $7 7/16         $4 3/8
  Second Quarter                                          $5 3/4         $4 1/8         $5 1/2       $3 15/16
  Third Quarter                                               $6         $4 7/8       $4 13/16         $3 7/8
  Fourth Quarter                                          $6 5/8         $4 1/4        $5 1/16         $3 5/8

On March 16, 1998, the closing common stock price was $5.50, and there were approximately 527 common stockholders of record. The Company believes a significant number of beneficial owners also own Aldila stock in "street name."

ITEM 6.  SELECTED FINANCIAL DATA
  The information required as to this Item is contained in the following table.

                                  ALDILA, INC.
                           SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OPERATING RESULTS (YEAR ENDED DECEMBER 31):                  1997           1996           1995           1994           1993
                                                          -------        -------        -------        -------        -------
Net sales                                                 $55,636        $58,394        $56,545        $79,779        $62,646
Cost of sales                                              38,742         37,245         32,823         44,206         34,420
                                                          -------------------------------------------------------------------
   Gross profit                                            16,894         21,149         23,722         35,573         28,226
                                                          -------------------------------------------------------------------
Selling, general and administrative                        10,255          9,112         10,850         12,922         10,696
Amortization of goodwill                                    1,428          1,416          1,398          1,398          1,398
Plant consolidation                                         1,500
                                                          -------------------------------------------------------------------
   Operating income                                         3,711         10,621         11,474         21,253         16,132
                                                          -------------------------------------------------------------------
Interest expense                                            1,040          1,266          1,291          1,313          3,013
Other (income), net                                         (418)          (727)          (857)          (297)           (63)
                                                          -------------------------------------------------------------------
Income before income taxes and extraordinary loss           3,089         10,082         11,040         20,237         13,182
Provision for income taxes                                  1,550          4,400          4,770          8,565          6,024
                                                          -------------------------------------------------------------------
Income before extraordinary loss                            1,539          5,682          6,270         11,672          7,158
Extraordinary loss                                                                                                        786
                                                          -------------------------------------------------------------------
Net income                                                 $1,539         $5,682         $6,270        $11,672         $6,372
                                                          -------------------------------------------------------------------
                                                          -------------------------------------------------------------------
Earnings per common share(1):
   Income before extraordinary loss                         $0.10          $0.35          $0.38          $0.70          $0.51
    Net income                                              $0.10          $0.35          $0.38          $0.70          $0.45
Earnings per common share, assuming dilution:
   Income before extraordinary loss                         $0.10          $0.35          $0.37          $0.69          $0.50

    Net income                                              $0.10          $0.35          $0.37          $0.69          $0.44

SELECTED OPERATING RESULTS AS
A PERCENTAGE OF NET SALES:
Gross profit                                                 30.4%          36.2%          42.0%          44.6%          45.0%
Selling, general and administrative                          18.4           15.6           19.2           16.2           17.1
Operating income                                              6.7           18.2           20.3           26.6           25.7
Net income                                                    2.8            9.7           11.1           14.6           10.2

FINANCIAL POSITION (AT DECEMBER 31):
Working capital                                           $16,775        $28,274        $24,770        $19,080         $8,827
Total assets                                              113,128        111,935        111,853        109,557         95,127
Long-term debt, including current portion                  20,000         20,000         20,000         20,000         20,000

Total stockholders' equity                                 77,283         78,826         75,481         69,777         57,228

(1) Earnings per common share have been adjusted to give retroactive effect to the recapitalization of the Company, including a one for 3.8 reverse stock split which occurred on June 15, 1993, and a 2-for-1 stock split which occurred on February 22, 1994.

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

    Early in 1998, the Company expects to begin production of carbon fiber at its new facility in Evanston, Wyoming. The Company will use the output of this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. It also anticipates that it will produce at this new facility carbon fiber in excess of what it will be able to use in the manufacturing of golf club shafts. The Company intends to sell such excess, in some cases in the form of graphite prepreg manufactured using its existing facility in Poway, California, to other manufacturers of carbon fiber-based products. The Company is also exploring entering into the manufacture of new carbon fiber-based products in order to take advantage of this excess carbon fiber capacity and may make acquisitions of other companies in order to acquire such product lines. The Company expects that the additional vertical integration offered by its new facility will assist it from the outset in maintaining its position as a low cost manufacturer of graphite golf club shafts at all price points. Management of the Company believes that the ability to manufacture carbon fiber will also ultimately enable the Company to diversify its sales and reduce its dependence on the overall golf club market, while continuing to leverage the Company's existing composite materials expertise, which should provide opportunities for growth that are not currently present in the golf shaft business. This new facility will need to undergo a "shakedown" period and will not be operating at full capacity initially, therefore, the full benefit of this facility to the Company is not expected to be realized until at least 1999.

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

    In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply shafts for the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated in one or two customers, thereby making the Company's results of operations dependent to a large extent on continued sales to those customers. In 1997, sales to Callaway Golf Company and Taylor Made Golf represented 32% and 22%, respectively, of the Company's total net sales. The Company expects Callaway and Taylor Made to continue to be the Company's largest customers at least through 1998. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

RESULTS OF OPERATIONS

    The following table sets forth operating results expressed as a percentage of net sales for the years indicated:

                                                              -----------------------------------
                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                               1997           1996           1995
                                                            --------        --------       --------
Net sales . . . . . . . . . . . . . . . . . . . . .           100.0%         100.0%         100.0%
Cost of sales . . . . . . . . . . . . . . . . . . .            69.6           63.8           58.0
                                                            --------        --------       --------
    Gross profit. . . . . . . . . . . . . . . . . .            30.4           36.2           42.0
                                                            --------        --------       --------
Selling, general and administrative . . . . . . . .            18.4           15.6           19.2
Amortization of goodwill. . . . . . . . . . . . . .             2.6            2.4            2.5
Plant consolidation . . . . . . . . . . . . . . . .             2.7
                                                            --------        --------       --------
    Operating income  . . . . . . . . . . . . . . .             6.7           18.2           20.3
                                                            --------        --------       --------
Other:
    Interest expense  . . . . . . . . . . . . . . .             1.9            2.2            2.3
    Other (income), net . . . . . . . . . . . . . .            (0.8)          (1.2)          (1.5)
                                                            --------        --------       --------
Income before income taxes. . . . . . . . . . . . .             5.6           17.2            19.5
Provision for income taxes. . . . . . . . . . . . .             2.8            7.5             8.4
                                                            --------        --------       --------
Net income. . . . . . . . . . . . . . . . . . . . .             2.8%           9.7%           11.1%
                                                            --------        --------       --------
                                                            --------        --------       --------

1997 COMPARED TO 1996

     NET SALES. Net sales decreased $2.8 million, or 4.7%, to $55.6 million for 1997 from $58.4 million for the prior year. Unit sales increased 8% in 1997 as compared to 1996, which was offset by a 11.9% decrease in the average selling price of shafts sold. The average selling price for shafts sold decreased in 1997 as a result of a change in product mix to lower priced value shafts as well as heightened competition for premium golf shafts.

     GROSS PROFIT. Gross profit decreased $4.3 million, or 20% to $16.9 million in 1997 from $21.1 million in 1996 primarily as a result of the lower average selling prices for shafts sold and increases in raw material costs.
The Company's gross profit margin decreased to 30.4% in 1997 from 36.2% in 1996 as a result of the factors noted above.

     OPERATING INCOME. Operating income decreased $6.9 million, or 65%, to $3.7 million in 1997 from $10.6 in 1996 and decreased as a percentage of net sales to 6.7% in 1997 compared to 18.2% in 1996, primarily as a result of the lower gross profit and a $1.5 million plant consolidation charge recorded in the fourth quarter of 1997. The Company plans to consolidate its domestic golf shaft manufacturing operations located in Rancho Bernardo, California into its facility in Poway, California. The $1.5 million charge reflects $900,000 for write downs of plant and equipment, $450,000 for estimated losses on the Rancho Bernardo facility lease, and $150,000 of other associated consolidation costs. See - "Notes to Consolidated Financial Statements", Note 8.

     Selling, general and administrative expense increased to $10.3 million (or 18.4% of net sales) in 1997 from $9.1 million (or 15.6% of net sales) in 1996 primarily as a result of increased administrative expenses in 1997 as compared to 1996 and as a result of approximately $0.6 in start-up costs recorded in the fourth quarter of 1997 related to the Company's new carbon fiber manufacturing facility. The Company anticipates that operating income will be further impacted by start-up costs in the first quarter of 1998 related to the new carbon fiber manufacturing facility.

     INTEREST EXPENSE. Interest expense was $1.0 million in 1997 and $1.3 million in 1996. A total of $20.0 million in long term borrowings remained outstanding during each period, but in 1997 $0.2 million of interest was capitalized during the construction period for the Company's new carbon fiber manufacturing facility. The weighted average interest rate on borrowings was 6.13% in 1997 and 1996.

     INCOME TAXES. The Company's effective tax rate in 1997 was 50.2% as compared to 43.6% in 1996. The increase resulted primarily from the decrease in profit before tax with constant non-deductible amortization of goodwill in each year.

1996 COMPARED TO 1995

     NET SALES. Net sales increased $1.8 million or 3.3%, to $58.4 million for 1996 from $56.5 million for the prior year. Unit sales increased 24% in 1996 as compared to 1995, which was offset by a 16.5% decrease in the average selling price of shafts sold, both as a result of a change in product mix and heightened competitive pressures.

     GROSS PROFIT. Gross profit decreased $2.6 million, or 10.8% to $21.1 million in 1996 from $23.7 million in 1995 principally as a result of the lower average selling prices for shafts sold. The gross profit margin was also negatively impacted by increases in raw material costs. The Company's gross profit margin decreased to 36.2% in 1996 from 42.0% in 1995 as a result of the factors noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since November 1993, the only indebtedness of the Company has been $20.0 million in 6.13% senior notes due 2001. The Company has not used borrowings to finance its operations or provide working capital for over five years but may require additional short-term financing to support its working capital needs. In March of 1998 the Company obtained a commitment from a financial institution for a $10.0 million unsecured line of credit through June of 1999. The line of credit requires the maintenance of certain financial ratios.

    Cash (including cash equivalents) provided by operating activities in 1997 was $1.2 million compared to $7.2 million in 1996. This decrease resulted principally from the decrease in net income and increase in inventory in 1997 as compared to 1996. The Company used $14.8 million for capital expenditures during 1997, primarily related to development and construction of a new facility for the manufacture of carbon fiber. The design, construction and start-up of the 50,000 square foot facility that was completed in the first quarter of 1998 will have a total cost of approximately $16.0 million. The Company has used existing cash and cash provided by operating activities to fund the project.

    The Company may from time to time consider the acquisition of businesses complementary to the Company's business. The Company could require additional debt financing if it were to engage in a material acquisition in the future.

    On October 26, 1995 the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of the Company's common stock. The Company intends to repurchase shares from time to time in the market at then prevailing prices, depending on market and general economic conditions. The Company repurchased 600,000 shares at an average price of $5.28 per share in 1997.

    The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's information systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. The Company is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant. The Company does not believe that it will incur a material financial impact from the risk, or from assessing the risk, arising from the Year 2000 issues.

SEASONALITY

    Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in higher sales in the second and third quarters. The timing of customers' new products introductions has frequently mitigated the impact of seasonality in recent years.

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



                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required as to this Item is incorporated by reference from the section headed "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders for the year ended December 31, 1997, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report ("1998 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    The information required as to this Item is incorporated herein by reference from the data under the caption "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required as to this Item is incorporated herein by reference from the data under the caption "Security Ownership of Certain Beneficial
Owners and Management" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is no information required to be submitted by the Company under this Item.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents included as part of this report:
      1. The consolidated financial statements for the Registrant are included in this report.
                   Consolidated Balance Sheets at
                     December 31, 1997 and 1996;
                   Consolidated Statements of Income for
                     the years ended December 31,
                     1997, 1996 and 1995;
                   Consolidated Statements of Stockholders'
                     Equity for the years ended
                     December 31, 1997, 1996 and 1995;
                   Consolidated Statements of Cash Flows
                     for the years ended December 31,
                     1997, 1996 and 1995;
                   Notes to Consolidated Financial Statements
                   Independent Auditors' Report.

      2. All financial statement schedules have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

      3. See the Index to Exhibits on page 35 of this Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits by an asterisk.

(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                         ALDILA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      DECEMBER 31,      DECEMBER 31,
ASSETS                                                                   1997              1996
                                                                      -----------       -----------

CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $3,046        $19,676
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .     4,640          2,460
   Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . .        14
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,186         7,809
   Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . .      2,902         2,301
   Prepaid expenses and other current assets . . . . . . . . . . . . . .        734           468
                                                                            -------       -------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .     24,522        32,714
PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . . .     26,170        14,883
TRADEMARKS AND PATENTS, less accumulated amortization
   of $2,634 and $2,199. . . . . . . . . . . . . . . . . . . . . . . . .     14,704        15,139
GOODWILL, less accumulated amortization of $8,435 and $7,007 . . . . . .     47,625        49,053
DEFERRED FINANCING FEES, less accumulated amortization of
   $159 and $120 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        107           146
                                                                           --------      --------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $113,128      $111,935
                                                                           --------      --------
                                                                           --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .     $4,051        $2,062
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,696         2,277
   Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . .                      101
                                                                           --------      --------
     Total current liabilities                                                7,747         4,440

LONG-TERM LIABILITIES:
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,000        20,000
   Deferred tax liabilities. . . . . . . . . . . . . . . . . . . . . . .      7,487         7,906
   Deferred rent liabilities . . . . . . . . . . . . . . . . . . . . . .        611           763
                                                                           --------      --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .     35,845        33,109

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized 5,000,000 shares;
     no shares issued
   Common stock, $.01 par value; authorized 30,000,000 shares;
     issued and outstanding 15,428,871 and 16,011,152 shares . . . . . .        154           160
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .     42,456        45,532
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .     34,673        33,134
                                                                           --------      --------
     Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .     77,283        78,826
                                                                           --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . .   $113,128      $111,935
                                                                           --------      --------
                                                                           --------      --------

                See notes to consolidated financial statements.

                    ALDILA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED
                                                                     DECEMBER 31,
                                                         ------------------------------------
                                                          1997          1996           1995
                                                         --------     --------       --------

NET SALES . . . . . . . . . . . . . . . . . . . . . .    $55,636      $58,394         $56,545
COST OF SALES . . . . . . . . . . . . . . . . . . . .     38,742       37,245          32,823
                                                         -------       ------         -------
  Gross profit. . . . . . . . . . . . . . . . . . . .     16,894       21,149          23,722
                                                         -------       ------         -------

SELLING, GENERAL AND ADMINISTRATIVE . . . . . . . . .     10,255        9,112          10,850
AMORTIZATION OF GOODWILL. . . . . . . . . . . . . . .      1,428        1,416           1,398
PLANT CONSOLIDATION . . . . . . . . . . . . . . . . .      1,500
                                                         -------       ------         -------
  Operating income                                         3,711       10,621          11,474
                                                         -------       ------         -------
OTHER:
  Interest expense  . . . . . . . . . . . . . . . . .      1,040        1,266           1,291
  Other (income), net . . . . . . . . . . . . . . . .       (418)        (727)           (857)
                                                         -------       ------         -------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . .      3,089       10,082          11,040
PROVISION FOR INCOME TAXES. . . . . . . . . . . . . .      1,550        4,400           4,770
                                                         -------       ------         -------

NET INCOME. . . . . . . . . . . . . . . . . . . . . .    $1,539        $5,682          $6,270
                                                         -------       ------          ------
                                                         -------       ------          ------

NET INCOME PER COMMON SHARE . . . . . . . . . . . . .     $0.10         $0.35           $0.38
                                                         -------       ------          ------
                                                         -------       ------          ------

NET INCOME PER COMMON SHARE, ASSUMING DILUTION . . . .    $0.10         $0.35           $0.37

                                                         -------       ------          ------
                                                         -------       ------          ------

                See notes to consolidated financial statements.

                         ALDILA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)



                                                              COMMON STOCK        ADDITIONAL
                                                           ------------------       PAID-IN       RETAINED
                                                           SHARES      AMOUNT       CAPITAL       EARNINGS        TOTAL
                                                           ------      ------       -------       --------       --------
Balance at January 1, 1995 . . . . . . . . . . . . . . .   16,666      $ 166       $ 48,429       $ 21,182       $ 69,777
Repurchases of common stock. . . . . . . . . . . . . . .     (206)        (2)          (955)                         (957)
Common stock issued upon stock option exercises,
  including income tax benefits of $164. . . . . . . . .      114          2            389                           391
Net income . . . . . . . . . . . . . . . . . . . . . . .                                             6,270          6,270
                                                           ------      -----       --------       --------       --------
Balance at December 31, 1995 . . . . . . . . . . . . . .   16,574        166         47,863         27,452         75,481
Repurchases of common stock. . . . . . . . . . . . . . .     (563)        (6)        (2,331)                       (2,337)
Net income . . . . . . . . . . . . . . . . . . . . . . .                                             5,682          5,682
                                                           ------      -----       --------       --------       --------
Balance at December 31, 1996 . . . . . . . . . . . . . .   16,011        160         45,532         33,134         78,826

Repurchases of common stock. . . . . . . . . . . . . . .     (600)        (6)        (3,159)                       (3,165)

Common stock issued upon option exercises,
  including income tax benefits of $12 . . . . . . . . .       18                        83                            83

Net income . . . . . . . . . . . . . . . . . . . . . . .                                             1,539          1,539
                                                           ------      -----       --------       --------       --------
Balance at December 31, 1997 . . . . . . . . . . . . . .   15,429      $ 154       $ 42,456       $ 34,673       $ 77,283
                                                           ------      -----       --------       --------       --------
                                                           ------      -----       --------       --------       --------

                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                             --------------------------------------
                                                               1997           1996           1995
                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income. . . . . . . . . . . . . . . . . . . . . .    $  1,539       $  5,682       $  6,270
    Adjustments to reconcile net income to net cash
    provided by operating activities:
            Depreciation and amortization . . . . . . . .       5,373          4,931          3,972
            Changes in assets and liabilities:
              Accounts receivable . . . . . . . . . . . .      (2,180)           708          1,930
              Inventories . . . . . . . . . . . . . . . .      (5,377)        (1,735)           361
              Deferred tax assets . . . . . . . . . . . .        (601)           507            623
              Prepaid expenses and other current assets .        (266)           274             97
              Accounts payable. . . . . . . . . . . . . .       1,989         (2,168)          (849)
              Accrued expenses. . . . . . . . . . . . . .       1,419           (948)        (1,995)
              Income taxes payable/receivable . . . . . .        (115)           189           (599)
              Deferred tax liabilities. . . . . . . . . .        (419)          (134)             2
              Deferred rent liabilities . . . . . . . . .        (152)          (114)           (55)
                                                             --------       --------       --------
         Net cash provided by operating activities. . . .       1,210          7,192          9,757
                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net. . . . . . .     (14,791)        (4,407)        (3,933)
    Other . . . . . . . . . . . . . . . . . . . . . . . .          33           (117)
                                                             --------       --------       --------
    Net cash used for investing activities. . . . . . . .     (14,758)        (4,524)        (3,933)
                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock. . . . . . . .          71                           227
    Repurchases of common stock . . . . . . . . . . . . .      (3,165)        (2,337)          (957)
    Tax benefit from exercise of stock options. . . . . .          12                           164
                                                             --------       --------       --------
    Net cash used for financing activities. . . . . . . .      (3,082)        (2,337)          (566)
                                                             --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . .     (16,630)           331          5,258
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR. . . . . . .      19,676         19,345         14,087
                                                             --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR. . . . . . . . . .    $  3,046       $ 19,676       $ 19,345
                                                             --------       --------       --------
                                                             --------       --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest. . . . . . . . . . . . . . . . . . . . .    $  1,226       $  1,226       $  1,227
        Income taxes. . . . . . . . . . . . . . . . . . .    $  2,674       $  3,841       $  4,595

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

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Aldila Materials Technology Corporation, Aldila Golf, and Aldila Golf's subsidiaries, Aldila de Mexico, Aldila Graphite Products (Zhuhai) Company Ltd. and Aldila Foreign Sales Corporation ("AFSC"). All inter- company transactions and balances have been eliminated in consolidation.

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

    PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred. The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, as follows:

                                                           YEARS
                                                           -----
       Building . . . . . . . . . . . . . . . . . . . .       39
       Machinery and equipment. . . . . . . . . . . . .     5-10
       Office furniture and equipment . . . . . . . . .     3-10

    Leasehold improvements are amortized over the shorter of the asset life or the remaining term of the related lease.

    TRADEMARKS AND PATENTS -- Trademarks and patents are being amortized on a straight-line basis over 40 years and 17 years, respectively. Amortization expense was $435,000 in each of 1997, 1996 and 1995.

    GOODWILL -- Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 40 years on a straight-line basis.

  EVALUATION OF TRADEMARKS, PATENTS AND GOODWILL -- The Company's policy is to evaluate, at each balance sheet date, the appropriateness of the carrying values of the unamortized balances of trademarks, patents and goodwill on the basis of estimated future cash flows and other factors. If such evaluation were to indicate a material impairment of these intangible assets, such impairment would be recognized by a write down of the applicable asset.

  DEFERRED FINANCING COSTS -- Costs associated with the issuance of debt are amortized over the life of the related debt using the interest method. Such amortization is included in interest expense.

  NET INCOME PER COMMON SHARE -- In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires the presentation of net income per common share and net income per common share assuming dilution ("EPS") amounts on the face of the income statement. Net income per common share is calculated based upon the weighted average number of shares outstanding during the year, while diluted EPS also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants and contingently issuable shares. The EPS data for 1996 and 1995 have been restated to conform to the requirements of SFAS No. 128.

  Net income per common share, assuming dilution includes 113,000, 22,000 and 51,000 dilutive equivalent shares from outstanding stock options for 1997, 1996 and 1995, respectively, which are not included in the calculation of net income per common share. Options to purchase 724,000 shares of common stock at prices ranging from $5.06 to $16.38 per share were not included in the computation of diluted EPS at December 31,1997 because the effect of such options would be anti-dilutive. Such options expire at various dates through November of 2007.

  ACCOUNTING FOR STOCK BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  SEGMENT DISCLOSURES - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises reporting requirements and definitions for segments of business operations. The Company will be required to begin reporting under SFAS No. 131 commencing in its financial statements for the year ended December 31, 1998.

2.  ACCOUNTS RECEIVABLE
    Accounts receivable at December 31 consists of the following (in thousands):

                                                          1997        1996
                                                        -------     -------
  Trade accounts receivable . . . . . . . . . . . . .   $ 5,769     $ 3,653
  Less: allowance for doubtful accounts . . . . . . .      (369)       (378)
  Less: allowance for sales returns . . . . . . . . .      (760)       (815)
                                                        -------     -------
  Accounts Receivable . . . . . . . . . . . . . . . .   $ 4,640     $ 2,460
                                                        -------     -------
                                                        -------     -------

3.  INVENTORIES
    Inventories at December 31 consist of the following (in thousands):

                                                          1997            1996
                                                        --------        -------
  Raw materials. . . . . . . . . . . . . . . . . . .    $  7,514        $ 3,868
  Work-in-process. . . . . . . . . . . . . . . . . .       2,108          2,298
  Finished goods . . . . . . . . . . . . . . . . . .       3,564          1,643
                                                        --------        -------
  Inventories. . . . . . . . . . . . . . . . . . . .    $ 13,186        $ 7,809
                                                        --------        -------
                                                        --------        -------

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at December 31 consist of the following (in thousands):

                                                          1997           1996
                                                        --------       --------
  Land. . . . . . . . . . . . . . . . . . . . . . .     $    140
  Machinery and equipment . . . . . . . . . . . . .       14,524       $ 12,829
  Office furniture and equipment. . . . . . . . . .        1,938          1,705
  Leasehold improvements. . . . . . . . . . . . . .        7,359          6,596
  Property and equipment not yet in service . . . .       13,088          1,401
  Other . . . . . . . . . . . . . . . . . . . . . .          167            229
                                                        --------       --------
                                                          37,216         22,760
  Less accumulated depreciation and amortization. .      (11,046)        (7,877)
                                                        --------       --------
      Property, plant and equipment . . . . . . . .     $ 26,170       $ 14,883
                                                        --------       --------
                                                        --------       --------

  Depreciation and amortization expense was $3,471,000, $3,036,000 and $2,095,000 in 1997, 1996 and 1995, respectively. $225,000 of interest was capitalized in 1997.

5.  ACCRUED EXPENSES

    Accrued expenses at December 31 consist of the following (in thousands):

                                                           1997           1996
                                                         -------        -------
  Payroll and employee benefits . . . . . . . . . .      $   871        $ 1,289
  Plant consolidation . . . . . . . . . . . . . . .        1,491
  Interest payable. . . . . . . . . . . . . . . . .          306            306
  Other . . . . . . . . . . . . . . . . . . . . . .        1,028            682
                                                         -------        -------
      Accrued expenses. . . . . . . . . . . . . . .      $ 3,696        $ 2,277
                                                         -------        -------
                                                         -------        -------

6.  LONG-TERM DEBT

    SENIOR NOTES -- Long-term debt consists of $20.0 million in principal amount of senior notes placed with an institutional investor on November 30, 1993. The notes bear interest at 6.13%, payable semi-annually on March 31 and September 30. Semi-annual principal payments of $4.0 million will be due beginning September 30, 1999 through September 30, 2001. The senior notes contain certain restrictions, including limitations on additional borrowings, the payment of dividends and capital stock repurchases. Under the most restrictive provision of the note agreement, approximately $12.3 million of retained earnings is unrestricted and available for such borrowings and expenditures. The senior notes also require the maintenance of certain financial ratios. As of December 31, 1997, the Company was in compliance with all covenants under the senior notes. None of the restrictions contained in the senior notes are expected to have a significant effect on the ability of the Company to operate.

     LINE OF CREDIT -- In March of 1998 the Company established a $10.0 million unsecured line of credit with a financial institution expiring June 30, 1999. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the LIBOR rate plus 1.5%. The line of credit requires the maintenance of certain financial ratios.

7.  STOCKHOLDERS' EQUITY

    On October 26 1995, the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of the Company's common stock. The Company intends to repurchase shares from time to time in the market at then prevailing prices, depending on market and general economic conditions. The Company repurchased 600,000 shares at an average price of $5.28 per share in 1997 and approximately 563,000 shares at an average price of $4.15 per share in 1996 and approximately 206,000 shares at an average price of $4.66 per share in 1995.

8.  PLANT CONSOLIDATION

    In November of 1997, the Company announced its plans to consolidate its United States graphite golf shaft manufacturing facilities by integrating its operations in Rancho Bernardo, California with its operations in Poway, California. In connection with this decision, a charge in the amount of $1,500,000 (after tax $900,000 or $0.06 per share) was recorded in the fourth quarter ended December 31, 1997. The charge reflects $900,000 of noncash write-downs for plant and equipment, $450,000 for the estimated future losses on the Rancho Bernardo facility lease and $150,000 for other associated consolidation costs.

9.  INCOME TAXES

    The components of the provision for income taxes are as follows (in thousands):

                                                           1997           1996           1995
                                                         -------        -------        -------
  Current:
      Federal . . . . . . . . . . . . . . . . . . . .    $ 2,014        $ 3,095        $ 3,306
      State . . . . . . . . . . . . . . . . . . . . .        544            930            676
                                                         -------        -------        -------
         Total. . . . . . . . . . . . . . . . . . . .      2,558          4,025          3,982
                                                         -------        -------        -------
  Deferred:
      Federal . . . . . . . . . . . . . . . . . . . .       (734)           287            306
      State . . . . . . . . . . . . . . . . . . . . .       (287)            88            318
                                                         -------        -------        -------
         Total. . . . . . . . . . . . . . . . . . . .     (1,021)           375            624
                                                         -------        -------        -------
  Tax benefit credited directly to additional
  paid-in-capital . . . . . . . . . . . . . . . . . .         13                           164
                                                         -------        -------        -------
  Provision for income taxes. . . . . . . . . . . . .    $ 1,550        $ 4,400        $ 4,770
                                                         -------        -------        -------
                                                         -------        -------        -------

    Net deferred income taxes included in current assets in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):

                                                              1997        1996
                                                            -------     -------
  Inventories . . . . . . . . . . . . . . . . . . . . .     $ 1,280     $ 1,186
  Allowance for doubtful accounts and sales returns . .         484         528
  Accrued expenses. . . . . . . . . . . . . . . . . . .       1,047         360
  State income taxes. . . . . . . . . . . . . . . . . .          91         227
                                                            -------     -------
  Deferred tax assets -- current. . . . . . . . . . . .     $ 2,902     $ 2,301
                                                            -------     -------
                                                            -------     -------


    Net deferred income taxes included in long-term liabilities in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):

                                                              1997        1996
                                                            -------     -------
  Trademarks and patents. . . . . . . . . . . . . . . .     $ 6,454     $ 6,876
  Property and equipment. . . . . . . . . . . . . . . .         728         827
  Other . . . . . . . . . . . . . . . . . . . . . . . .         305         203
                                                            -------     -------
  Deferred tax liabilities -- long-term . . . . . . . .     $ 7,487     $ 7,906
                                                            -------     -------
                                                            -------     -------

  Differences between the statutory federal income tax rate and the effective tax rate as a percentage of income taxes are summarized below.

                                                                         1997         1996           1995
                                                                        ------       ------         ------
  Statutory rate . . . . . . . . . . . . . . . . . . . . . . . . . . .   34.0%        35.0%          35.0%
  State income taxes, net of Federal tax benefit . . . . . . . . . . .    7.9          6.7            5.6
  Non-deductible amortization -- purchase accounting adjustments . . .   15.9          5.0            4.6
  Other items. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7.6)        (3.1)          (2.0)
                                                                         ----         ----           ----
  Effective rate . . . . . . . . . . . . . . . . . . . . . . . . . . .   50.2%        43.6%          43.2%
                                                                         ----         ----           ----
                                                                         ----         ----           ----

10.  STOCK OPTION PLAN

     In 1992, the Company adopted a Stock Option Plan for management. The Company has reserved 526,292 shares for issuance under this Plan. Options are granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant.

     In May of 1994, the stockholders adopted the 1994 Stock Incentive Plan for employees, directors and consultants of the Company. The Company has reserved 3,100,000 shares for issuance under this Plan. Options are granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant.

     The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock option plan. Had compensation cost for the Company's stock option awards been determined based upon the fair value at the grant date for awards in 1995, and 1996 and 1997 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1997          1996           1995
                                                   ----          ----           ----
  Net income - pro forma (in thousands)           $ 864        $ 5,232        $ 6,130
  Earnings per share, assuming dilution -
    pro forma                                     $0.05        $  0.32        $  0.37

     The pro forma effect on net income is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The weighted average fair value of options granted under the Company's stock option plans during 1997, 1996 and 1995 were estimated at $2.02, $1.91 and $2.33, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, expected volatility of 34%, risk free rate of return of 6.3% and expected lives of five years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

    A summary of the status of the Company's fixed stock option plans as of December 31, 1997, 1996 and 1995 and activity during the years then ended is presented below:

                                                      1997                        1996                          1995
                                            ------------------------    ---------------------------    -------------------------
                                                            Weighted                    Weighted                      Weighted
                                                            Average                     Average                       Average
                                                            Exercise                    Exercise                      Exercise
                                              Shares         Price        Shares         Price         Shares          Price
                                            ------------------------    ---------------------------    -------------------------
Outstanding at
  January 1                                 1,193,064        $ 6.09       593,064         $ 7.55        432,240        $  9.09
Granted                                     1,058,814        $ 4.85       610,000         $ 4.67        411,442        $  5.69
Exercised                                     (17,719)       $ 4.00             -                      (113,826)       $  2.00
Terminated                                   (230,167)       $ 5.21       (10,000)        $ 5.41        (57,850)       $ 10.29
Cancelled                                          -                            -                       (78,942)       $ 12.31
                                            ---------                   ---------                       -------
Outstanding at
  December 31                               2,003,992        $ 5.56     1,193,064         $ 6.09        593,064        $  7.55
                                            ---------        ------     ---------         ------        -------        -------
                                            ---------        ------     ---------         ------        -------        -------

  The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                              Options Outstanding             Options Exercisable
                                           -------------------------    ------------------------------
                                            Weighted
                           Number            Average        Weighted        Number            Weighted
                         Outstanding        Remaining       Average       Exercisable         Average
Range of               at December 31,     Contractual      Exercise    at December 31,       Exercise
Exercise Prices             1997           Life (Yrs.)       Price            1997             Price
--------------------------------------------------------------------    ------------------------------
     $ 2.00                 35,086             4.7          $  2.00         35,086            $  2.00
$  4.44 - $  6.00        1,816,756             8.8          $  4.96        413,625            $  5.28
$ 12.56 - $ 16.38          152,150             5.6          $ 13.47        152,150            $ 13.47
                     -----------------------------------------------    ------------------------------
$  2.00 - $ 16.38        2,003,992             8.5          $  5.56        600,861            $  7.16
                     -----------------------------------------------    ------------------------------
                     -----------------------------------------------    ------------------------------


    As of December 31, 1996 and 1995, 283,838 and 103,522 shares were exercisable under the Plans at a weighted average exercise price of $8.47 and $9.35 per share respectively.

     As of December 31, 1997, an aggregate of 1,178,287 shares remain available for grant under the Plans. In addition, during each of 1994 and 1993, options covering 26,314 shares were granted to two directors of the Company apart from the Stock Option Plans. The options were granted at $14.13 and $16.38 per share, respectively. The terms of these options are consistent with those granted under the 1992 Stock Option Plan.


11.  EMPLOYEE BENEFIT PLAN

     In July of 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the "Plan") for employees of the Company and its subsidiaries. The Plan became effective on October 1, 1994. This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company matches the first 4% of wages contributed by employees at a rate of $0.25 for every $1.00. The Company's matching contribution vests over four years based on years of service. The Company's contributions amounted to $61,000, $54,000 and $60,000 in 1997, 1996 and 1995, respectively.


12.  COMMITMENTS AND CONTINGENCIES

     The Company leases building space and certain equipment under operating leases. The Company's leases for office and manufacturing space contain rental escalation clauses and renewal options. Rental expense for the Company was $1,404,000 $1,270,000 and $1,301,000 for 1997, 1996 and 1995, respectively.

     As of December 31, 1997, future minimum lease payments for all operating leases are as follows (in thousands):

          1998 . . . . . . . . . . . . . . . . . . . .    $ 1,470
          1999 . . . . . . . . . . . . . . . . . . . .      1,266
          2000 . . . . . . . . . . . . . . . . . . . .        842
          2001 . . . . . . . . . . . . . . . . . . . .        785
          2002 . . . . . . . . . . . . . . . . . . . .          6
                                                          -------
                                                          $ 4,369
                                                          -------
                                                          -------

13.  SIGNIFICANT CUSTOMERS

     Sales to a major customer represented 32%, 43%, and 50% of net sales in 1997, 1996 and 1995, respectively. Sales to a second customer represented 22% and 16% of net sales in 1997 and 1996, respectively.

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 1997 (in thousands, except per share data):

                                                                                 QUARTER ENDED
                                                           -----------------------------------------------------------
                                                           MARCH 31,      JUNE 30,     SEPTEMBER 30,      DECEMBER 31,
                                                           ---------      --------     -------------      ------------
  1997:
  Net sales. . . . . . . . . . . . . . . . . . . . . .     $ 14,601       $ 17,008       $ 12,772          $ 11,255
  Gross profit . . . . . . . . . . . . . . . . . . . .        4,817          5,698          3,934             2,445
  Net income (loss). . . . . . . . . . . . . . . . . .          933          1,376            791            (1,561)
  Earnings (loss) per common share,
       assuming dilution . . . . . . . . . . . . . . .     $   0.06       $   0.09       $   0.05          $  (0.10)
  -----------------------------------------------------------------------------------------------------------------
  1996:
  Net sales. . . . . . . . . . . . . . . . . . . . . .     $ 11,919       $ 15,259       $ 16,735          $ 14,481
  Gross profit . . . . . . . . . . . . . . . . . . . .        4,111          5,483          6,301             5,254
  Net income . . . . . . . . . . . . . . . . . . . . .          812          1,361          1,869             1,640
  Earnings per common share,
       assuming dilution . . . . . . . . . . . . . . .         0.05           0.08           0.11              0.10


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Aldila, Inc.:

We have audited the consolidated balance sheets of Aldila, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

San Diego, California
February 4, 1998

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALDILA, INC.

                                  By:       /S/ GARY T. BARBERA
                                      ---------------------------------
                                              Gary T. Barbera
                                          Chairman of the Board,
                                          Chief Executive Officer


         Signature                             Title                          Date
        -----------                          --------                        ------
   /s/ Gary T. Barbera            Chief Executive Officer                March 16, 1998
-------------------------           and Director (Principal
     Gary T. Barbera                Executive Officer)


   /s/ Robert J. Cierzan          Vice President, Finance (Principal     March 16, 1998
-------------------------           Financial Officer and Principal
     Robert J. Cierzan              Accounting Officer)


 /s/ Vincent T. Gorguze           Chairman Emeritus of the Board         March 16, 1998
-------------------------           and Director
   Vincent T. Gorguze


 /s/ Peter R. Mathewson           Vice President and Director            March 16, 1998
-------------------------
   Peter R. Mathewson


  /s/ Peter E. Bennett            Director                               March 16, 1998
-------------------------
    Peter E. Bennett


/s/ Marvin M. Giles, III          Director                               March 16, 1998
-------------------------
  Marvin M. Giles, III


    /s/ John J. Henry             Director                               March 16, 1998
-------------------------
      John J. Henry


/s/ Donald C. Klosterman          Director                               March 16, 1998
-------------------------
   Donald C. Klosterman


  /s/ Wm. Brian Little            Director                               March 16, 1998
-------------------------
    Wm. Brian Little


    /s/ Chapin Nolen              Director                               March 16, 1998
-------------------------
      Chapin Nolen

   /s/ Jon B. DeVault             Vice President and Director            March 16, 1998
-------------------------
      Jon B. DeVault

/s/ Thomas A. Brand               Director                               March 16, 1998
-------------------------
    Thomas A. Brand

                                       -34-

                                 EXHIBIT INDEX

 Exhibit
 Number       Exhibit                                                       Page
--------      -------                                                       ----

  2.1    --   Agreement of Purchase and Sale, dated as of December 14, 1991,
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

                                 EXHIBIT INDEX

 Exhibit
 Number       Exhibit                                                       Page
--------      -------                                                       ----

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

  10.11 --    1994 Stock Incentive Plan of the Company as amended (filed as
               Exhibit A to the Company's 1996 Proxy Statement dated March 28, 1996 and incorporated herein by reference).

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

                                 EXHIBIT INDEX

 Exhibit
 Number      Exhibit                                                        Page
--------     -------                                                        ----

*10.14  --   Employment and Consulting Agreement dated as of October 2, 1995
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

*10.18 --    Employment and Consulting Agreement dated as of January 18, 1996 between the Company and Edmond S. Abrain (Filed on Exhibit 10.21 to the Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

*10.19 --    Services Agreement dated as of January 1, 1996 between Aldila,
              Inc. and Vincent T. Gorguze (Filed as Exhibit 10.1 to the report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference)

10.20 --     Supply Agreement commencing January 1, 1998 between Courtaulds
              Fibres, Ltd. and Aldila Materials Technology Corp.

11.1  --     Statement re: Computation of Earnings per Common Share           38

21.1  --     Subsidiaries of the Company.                                     39

23.1  --     Independent Auditors' Consent

27.1  --     Financial Data Schedule                                          40


* Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.