Form 10-Q
period 1998-03-31
ALDILA INC
filed 1998-05-13
CIK 902272

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

 (Mark One)
       [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 1998

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
Yes    x    No
     ----      ----

As of May 8, 1998 there were 15,448,871 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    ALDILA, INC.

                                 TABLE OF CONTENTS
                         FORM 10-Q FOR THE QUARTERLY PERIOD
                                ENDED MARCH 31, 1998


                                                                          Page
                                                                          ----
 PART I.      FINANCIAL INFORMATION

 Item 1.      Financial Statements

                   Consolidated Balance Sheets at
                      March 31, 1998 and December 31, 1997                 3

                   Consolidated Statements of Income for the
                      three months ended March 31, 1998
                      and 1997                                             4

                   Consolidated Statements of Cash Flows for the
                      three months ended March 31, 1998 and 1997           5

                   Notes to Consolidated Financial Statements              6

 Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     7


 PART II      OTHER INFORMATION

 Item 1.      Legal Proceedings                                            10

 Item 2.      Changes in Securities                                        10

 Item 3.      Defaults Upon Senior Securities                              10

 Item 4.      Submission of Matters to a Vote of Security Holders          10

 Item 5.      Other Information                                            10

 Item 6.      Exhibits and Reports on Form 8-K                             10

              Signatures                                                   11

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ALDILA, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 MARCH 31,   DECEMBER 31,
                                                                                   1998          1997
                                                                              ------------   ------------
ASSETS

CURRENT ASSETS:

          Cash and cash equivalents                                               $  2,358       $  3,046
          Accounts receivable                                                        9,756          4,640
          Income taxes receivable                                                      -               14
          Inventories                                                               12,154         13,186
          Deferred tax assets                                                        2,902          2,902
          Prepaid expenses and other current assets                                    646            734
                                                                              ------------   ------------
               Total current assets                                                 27,816         24,522

PROPERTY, PLANT AND EQUIPMENT                                                       26,388         26,170

TRADEMARKS AND PATENTS                                                              14,595         14,704

GOODWILL                                                                            47,268         47,625

DEFERRED FINANCING FEES                                                                 98            107
                                                                              ------------   ------------
TOTAL ASSETS                                                                      $116,165       $113,128
                                                                              ------------   ------------
                                                                              ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable                                                        $  5,309       $  4,051
          Accrued expenses                                                           3,285          3,696
          Income taxes payable                                                       1,052            -
                                                                              ------------   ------------
               Total current liabilities                                             9,646          7,747

LONG-TERM LIABILITIES:
          Long-term debt                                                            20,000         20,000
          Deferred tax liabilities                                                   7,412          7,487
          Deferred rent liabilities                                                    584            611
                                                                              ------------   ------------
               Total liabilities                                                    37,642         35,845
                                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value; authorized 5,000,000 shares;
               no shares issued
          Common stock, $.01 par value; authorized 30,000,000 shares;
               issued and outstanding 15,448,871 and 15,428,871 shares                 155            154
          Additional paid-in capital                                                42,554         42,456
          Retained earnings                                                         35,814         34,673
                                                                              ------------   ------------
               Total stockholders' equity                                           78,523         77,283
                                                                              ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $116,165       $113,128
                                                                              ------------   ------------
                                                                              ------------   ------------

                           ALDILA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        -------------------------
                                                           1998          1997
                                                        -----------   -----------

NET SALES                                                 $19,117       $14,601
COST OF SALES                                              13,277         9,784
                                                        -----------   -----------
          Gross profit                                      5,840         4,817
                                                        -----------   -----------

SELLING, GENERAL AND ADMINISTRATIVE                         3,068         2,643
AMORTIZATION OF GOODWILL                                      357           357
                                                        -----------   -----------
          Operating income                                  2,415         1,817
                                                        -----------   -----------

OTHER:
          Interest expense                                    316           316
          Other (income), net                                 (47)         (156)
                                                        -----------   -----------

INCOME BEFORE INCOME TAXES                                  2,146         1,657
PROVISION FOR INCOME TAXES                                  1,005           724
                                                        -----------   -----------

NET INCOME                                                $ 1,141       $   933
                                                        -----------   -----------
                                                        -----------   -----------

NET INCOME PER COMMON SHARE                               $  0.07       $  0.06
                                                        -----------   -----------
                                                        -----------   -----------

NET INCOME PER COMMON SHARE,
          ASSUMING DILUTION                               $  0.07       $  0.06
                                                        -----------   -----------
                                                        -----------   -----------

                           ALDILA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                   (IN THOUSANDS)



                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                 -----------------------
                                                                                                   1998           1997
                                                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                                $1,141        $   933
         Adjustments to reconcile net income to net cash
           provided by operating activities:
               Depreciation and amortization                                                        1,353          1,390
               Changes in assets and liabilities:
                      Accounts receivable                                                          (5,116)        (4,609)
                      Inventories                                                                   1,032         (1,222)
                      Prepaid expenses and other current assets                                        88             (6)
                      Accounts payable                                                              1,258          2,444
                      Accrued expenses                                                               (411)          (486)
                      Income taxes payable/receivable                                               1,066            790
                      Deferred tax liabilities                                                        (75)           (68)
                      Deferred rent liabilities                                                       (27)           (38)
                                                                                                 ---------      ---------
                           Net cash provided by (used for) operating activities                       309           (872)
                                                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment, net                                                   (1,096)        (3,190)
                                                                                                 ---------      ---------
                           Net cash used for investing activities                                  (1,096)        (3,190)
                                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                                         93              0
        Repurchase of common stock                                                                      0         (1,595)
        Tax benefit from exercise of stock options                                                      6              0
                                                                                                 ---------      ---------
                           Net cash provided by (used for) financing activities                        99         (1,595)
                                                                                                 ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (688)        (5,657)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      3,046         19,676
                                                                                                 ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $2,358        $14,019
                                                                                                 ---------      ---------
                                                                                                 ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Cash paid during the period for:
              Interest                                                                             $  613        $   613
              Income taxes                                                                             $9             $2

                           ALDILA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.   BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 1998 and the consolidated statements of income and of cash flows for the three month periods ended March 31, 1998 and 1997, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated balance sheet as of December 31, 1997 was derived from the Company's audited financial statements. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the Company's December 31, 1997 consolidated financial statements and notes thereto.


2.   INVENTORIES

Inventories consist of the following (in thousands):

                                                   March 31,   December 31,
                                                     1998         1997
                                                     ----         ----
     Raw materials                                   $ 8,957        $ 7,514
     Work in process                                     841          2,108
     Finished goods                                    2,356          3,564
                                                  -----------    -----------
          Inventories                                $12,154        $13,186
                                                  -----------    -----------
                                                  -----------    -----------

3.   LONG-TERM DEBT

Line of Credit - In March of 1998 the Company established a $10.0 million unsecured line of credit with a financial institution expiring June 30, 1999. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or the LIBOR rate plus 1.5%. The line of credit requires the maintenance of certain financial ratios. No borrowings have been made against the line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     In 1998, the Company began production of carbon fiber at its new facility in Evanston, Wyoming. The Company will use the output of this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. It also anticipates that it will produce at this new facility carbon fiber in excess of what it will be able to use in the manufacturing of golf club shafts. The Company intends to sell such excess, in some cases in the form of graphite prepreg manufactured using its existing facility in Poway, California, to other manufacturers of carbon fiber-based products. The Company is also exploring entering into the manufacture of new carbon fiber-based products in order to take advantage of this excess carbon fiber capacity and may make acquisitions of other companies in order to acquire such product lines. The Company expects that the additional vertical integration offered by its new facility will assist it from the outset in maintaining its position as a low cost manufacturer of graphite golf club shafts at all price points. Management of the Company believes that the ability to manufacture carbon fiber will also ultimately enable the Company to diversify its sales and reduce its dependence on the overall golf club market, while continuing to leverage the Company's existing composite materials expertise, which should provide opportunities for growth that are not currently present in the golf shaft business. This new facility will need to undergo a "shakedown" period and will not be operating at full capacity initially, therefore, the full benefit of this facility to the Company is not expected to be realized until at least 1999.

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

     In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply shafts for the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated in one or two customers, thereby making the Company's results of operations dependent to a large extent on continued sales to those customers. In the first quarter of 1998, sales to Callaway Golf Company and Taylor Made Golf represented 25% and 18%, respectively, of the Company's total net sales. The Company expects Callaway and Taylor Made to continue to be the Company's largest customers at least through 1998. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

     NET SALES. Net sales increased $4.5 million, or 30.9%, to $19.1 million for the first quarter ended March 31, 1998 (the "1998 Period") from $14.6 million for the first quarter ended in 1997 (the "1997 Period"). The increase in net sales was attributable to increased unit sales to the Company's club manufacturer customers. Unit sales increased 56% in the 1998 Period as compared to the 1997 Period, which was offset by a 18% decrease in the average selling price of shafts sold, both as a result of a change in product mix to lower priced value shafts as well as continued pressure on shaft prices.

     GROSS PROFIT. Gross profit increased $1.0 million, or 21.2%, to $5.8 million for the 1998 Period from $4.8 million for the 1997 Period principally as a result of the increase in net sales. The Company's gross profit margin decreased to 30.5% in the 1998 Period compared to 33.0% in the 1997 Period as a result of a change in product mix as well as continued pressure on shaft prices.

     OPERATING INCOME. Operating income increased $0.6 million, or 32.9%, to $2.4 million for the 1998 Period from $1.8 million for the 1997 Period, and increased as a percentage of net sales to 12.6% in the 1998 Period compared to 12.4% in the 1997 Period. Selling, general and administrative expense decreased as a percentage of net sales to 16.0% for the 1998 Period as compared to 18.1% for the 1997 Period primarily as a result of lower advertising and other administrative expenses incurred in the 1998 Period as compared to 1997. Selling, general and administrative expenses included $0.7 million of start-up costs in the 1998 Period related to the Company's new carbon fiber manufacturing facility which was completed during this period.

     Other income decreased to $47,000 for the 1998 Period as compared to $156,000 for the 1997 Period as a result of decreased investment income on lower average cash balances in the 1998 Period.

LIQUIDITY AND CAPITAL RESOURCES

     Since November 1993, the only indebtedness of the Company has been $20.0 million in 6.13% senior notes due 2001. Generally, the Company has not required borrowings to finance its operations or provide working capital but it may require additional financing to support its working capital needs on a short-term basis. In March of 1998, the Company established a $10.0 million unsecured line of credit from a financial institution expiring June 30, 1999 which is available to support any short-term working capital requirements.


     Cash (including cash equivalents) provided by operating activities in the 1998 Period was $0.3 million compared to $0.9 million used by operating activities in the 1997 Period. This increase resulted principally from the increase in net income and decrease in cash used for working capital items in 1998 as compared to 1997. The Company used $1.1 million for capital expenditures during the 1998 Period, primarily related to the completion of construction of a new facility for the manufacture of carbon fiber. The design, construction and start-up of the 50,000 square foot facility was completed in the first quarter of 1998 and had a total cost of approximately $16.0 million. The Company used existing cash and cash provided by operating activities to fund the project.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in the Company's Report on Form 10-K and elsewhere in the Company's filings with the Securities and Exchange Commission.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable.

Item 5.   OTHER INFORMATION
               Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibit 10.1- Loan Agreement dated March 27, 1998 between
                                  Aldila, Inc. and Union Bank of California,
                                  N.A.

                    Exhibit 27.1 - Financial Data Schedule

               (b)  Reports on Form 8-K:
                         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:                                  ALDILA, INC.


May 8, 1998                             \s\ Robert J. Cierzan
                                        -----------------------------------
                                        Robert J. Cierzan
                                        Vice President, Finance
                                        Signing both in his capacity as
                                        Vice President and as Chief
                                        Accounting Officer of the Registrant