Form 10-K/A
period 1997-12-31
ALDILA INC
filed 1998-06-26
CIK 902272

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A
                              Amendment No. 1

(Mark one)

[X] Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1997

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number 0-21872

                                ALDILA, INC.
           (Exact name of registrant as specified in its charter)

             DELAWARE                               13-3645590
  (State of other jurisdiction of     (I.R.S. Employer Identification Number)
  incorporation or organization)

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

        Securities registered pursuant to section 12(g) of the Act:
                  Common Stock, par value $0.01 per share
               ----------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X             No
    ---               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on market quotations as of that date, was approximately $78.1 million.

As of March 16, 1998, there were 15,443,871 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                                Aldila, Inc.

                       Amendment No. 1 on Form 10-K/A
                                   to the
   Annual Report on Form 10-K for the fiscal year ended December 31, 1997


                             Table of Contents

                                                                 Page

          Explanatory Note                                          3

          PART III

          Item 11.  Executive Compensation                          4

                              EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-K/A of Aldila, Inc. (the "Company") amends and restates Item 11(b)-(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                FORM 10-K/A

                        AMENDMENT NO. 1 TO FORM 10-K


          The undersigned Registrant hereby amends Part III Item 11(b)-(d) of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to read in its entirety as follows:

                                  PART III

ITEM 11.  EXECUTIVE COMPENSATION

          Summary Compensation Table. The following table sets forth the compensation (cash and non-cash, plan and non-plan) paid to each of the Named Executive Officers for services rendered in all capacities to the Company during the three fiscal years ended December 31, 1997, 1996 and 1995.

                                            SUMMARY COMPENSATION TABLE
                                                                                                    Long Term
                                                               Annual Compensation                  Compensation
                                                       ----------------------------------------  -----------------
                                                                                                    Securities
                                                                                  Other Annual      Underlying
Name and Principal Position        Fiscal Year    Base Salary         Bonus       Compensation        Options
--------------------------------  -------------  --------------  --------------  ---------------  ----------------

Gary T. Barbera                       1997          $359,400      $   --          $    --           250,000
   Chairman of the Board and          1996           332,900        86,600             --            60,000
   Chief Executive Officer            1995           317,000          --               --            40,000

Peter R. Mathewson                    1997           200,800          --               --           162,500
   Vice President; President          1996           119,300        31,000             --            40,000
   and Chief Operating Officer,       1995           111,000          --             51,803(FN2)     25,000
   Aldila Golf Corp.

Robert J. Cierzan                     1997           159,000          --               --           125,000
   Vice President, Finance;           1996           137,400        35,700             --            35,000
   Secretary and Treasurer            1995           128,000          --               --            18,000

Peter J. Piotrowski(FN1)              1997           129,300          --               --            25,000
   Vice President,                    1996           119,200        31,000             --            30,000
   Manufacturing                      1995           113,000          --             67,460(FN2)     25,000


Michael J. Rossi                      1997           115,300          --               --            40,000
   Vice President - Sales and          --              --             --               --              --
   Marketing, Aldila Golf Corp.        --              --             --               --              --

-----------------------

(1) In February 1998, Peter J. Piotrowski's employment in all capacities with the Company, including all subsidiaries thereof, was terminated.

(2) Represents the excess of fair market value of securities purchased from the Company over the price paid for such securities.

          The following table sets forth information concerning the grant of stock options during the fiscal year ended December 31, 1997 to each of the Named Executive Officers.

                                                       OPTION GRANTS
                                        IN THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                   Individual Grants
                                   ---------------------------------------------------

                                        Percent of
                                          Total                                             Potential Realizable
                                         Options                                              Value at Assumed
                                        Granted to                                            Annual Rates of
                                        Employees       Exercise or                             Stock Price
                         Options        in Fiscal       Base Price      Expiration            Appreciation for
Name                     Granted(FN1)   Year 1997(FN2)  (per share)      Date(FN3)               Option Term
----------------------  -------------  ---------------  -------------  --------------  ------------------------------
                                                                                              5%(FN4)      10%(FN4)
                                                                                       ----------------  ------------

Gary T. Barbera          250,000           26%             $4.80          5/06/07           $754,670     $1,912,490

Robert J. Cierzan        125,000           13%              4.80          5/06/07            377,340        956,240

Peter R. Mathewson       100,000           10%              4.94          1/07/07            310,670        787,310
                          62,500            6%              4.80          5/06/07            188,670        478,120

Peter J. Piotrowski       25,000            3%              4.80          5/06/07(FN5)        75,470        191,250

Michael J. Rossi          40,000            4%              4.80          5/06/07            120,750        306,000

---------------------

(1) These options were granted pursuant to the Company's 1994 Stock Incentive Plan, as amended and restated (the "1994 Stock Incentive Plan"). One-third of the total number of options granted are exercisable on the first anniversary of the option grant date and thereafter, an additional one-third of the total number of options granted are exercisable on each of the second and third anniversaries of the option grant.

(2) In fiscal 1997, the Company granted a total of 962,500 options to its employees under the Company's 1994 Stock Incentive Plan. This number was used in calculating the percentages above.

(3) The options granted under the Company's 1994 Stock Incentive Plan generally expire on the earliest of (a) the tenth anniversary of the date of grant, (b) if the Optionee's employment is terminated as a result of death, disability, retirement or within two years after a change in control, one year following termination of employment, (c) if the Optionee's employment is terminated for any other reason, 30 days following termination of employment or (d) the exercise in full of the option.

(4) The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with rules and regulations adopted by the SEC and do not represent the Company's estimate of stock price appreciation.

(5) Mr. Piotrowski's options have been terminated following termination of his employment in February 1998. These dates represent the original expiration dates of Mr. Piotrowski's options.

          Aggregated Option Exercises. The following table sets forth information (on an aggregated basis) concerning each exercise of stock options during the fiscal year ended December 31, 1997 by each of the Named Executive Officers and the fiscal year-end value of unexercised options. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.

                                                AGGREGATE OPTION EXERCISES
                                      IN THE FISCAL YEAR ENDED DECEMBER 31, 1997 AND
                                              FISCAL YEAR-END OPTION VALUES


                                                                                                     Value of Unexercised
                                                             Number of Securities Underlying            "In-the-Money"
                                                                Unexercised Options at                Options at Fiscal
                              Shares                                Fiscal Year-End                     Year-End(FN1)
                            Acquired on                      ------------------------------  --------------------------------
      Name                   Exercise       Value Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------  --------------  -----------------  -------------  ---------------  -------------  -----------------

Gary T. Barbera                 --                --            83,817          303,333            --                --

Robert J. Cierzan               --                --            38,667          154,333            --                --

Peter R. Mathewson              --                --            45,000          197,500            --                --

Peter J. Piotrowski(FN2)        --                --            41,667           53,333            --                --

Michael J. Rossi                --                --                 0           40,000            --                --

-----------------------

(1) Options are "in-the-money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The closing price of the Company's Common Stock on December 31, 1997 did not exceed the exercise price of the above underlying securities and, accordingly, none of the options are "in-the-money."

(2) Mr. Piotrowski's options have been terminated following termination of his employment in February 1998.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ALDILA, INC.


                                           By:/s/ Gary T. Barbera
                                              ----------------------------
                                              Gary T. Barbera
                                              Chairman of the Board,
                                                Chief Executive Officer

Date: June 25, 1998