Form 10-Q
period 1998-06-30
ALDILA INC
filed 1998-08-11
CIK 902272

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
       /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

                                      OR

      / /  Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

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

As of August 7, 1998 there were 15,462,204 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ALDILA, INC.

                              TABLE OF CONTENTS
                      FORM 10-Q FOR THE QUARTERLY PERIOD
                             ENDED JUNE 30, 1998

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets at
                 June 30, 1998 and December 31, 1997                       3

              Consolidated Statements of Income for the three
                 months ended June 30, 1998 and 1997 and the  six
                 months ended June 30, 1998 and 1997                       4

              Consolidated Statements of Cash Flows for the
                 six months ended June 30, 1998 and 1997                   5

              Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 2.  Changes in Securities                                            12

Item 3.  Defaults Upon Senior Securities                                  12

Item 4.  Submission of Matters to a Vote of Security Holders              12

Item 5.  Other Information                                                13

Item 6.  Exhibits and Reports on Form 8-K                                 13

         Signatures                                                       14

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ALDILA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          JUNE 30,    DECEMBER 31,
                                                           1998          1997
                                                        -----------   ------------
                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $  5,592      $  3,046
   Accounts receivable                                      10,882         4,640
   Income taxes receivable                                     -              14
   Inventories                                              10,549        13,186
   Deferred tax assets                                       2,902         2,902
   Prepaid expenses and other current assets                   813           734
                                                          --------      --------
        Total current assets                                30,738        24,522

PROPERTY, PLANT AND EQUIPMENT                               26,519        26,170

TRADEMARKS AND PATENTS                                      14,486        14,704

GOODWILL                                                    46,911        47,625

DEFERRED FINANCING FEES                                         88           107
                                                          --------      --------
TOTAL ASSETS                                              $118,742      $113,128
                                                          --------      --------
                                                          --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                       $  5,312      $  4,051
   Accrued expenses                                          4,048         3,696
   Income taxes payable                                      1,327           -
                                                          --------      --------
        Total current liabilities                           10,687         7,747

LONG-TERM LIABILITIES:
   Long-term debt                                           20,000        20,000
   Deferred tax liabilities                                  7,337         7,487
   Deferred rent liabilities                                   558           611
                                                          --------      --------
        Total liabilities                                   38,582        35,845
                                                          --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
        5,000,000 shares;- NO shares issued
   Common stock, $.01 par value; authorized
        30,000,000 shares;- issued and outstanding
        15,462,204 and 15,428,871 shares                       155           154
   Additional paid-in capital                               42,627        42,456
   Retained earnings                                        37,378        34,673
                                                          --------      --------
        Total stockholders' equity                          80,160        77,283
                                                          --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $118,742      $113,128
                                                          --------      --------
                                                          --------      --------

                        ALDILA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                              ------------------------      ------------------------
                                                                 1998           1997           1998           1997
                                                              ---------      ---------      ---------      ---------
NET SALES                                                      $21,153        $17,008        $40,270        $31,609
COST OF SALES                                                   15,177         11,310         28,454         21,094
                                                              ---------      ---------      ---------      ---------
    Gross profit                                                 5,976          5,698         11,816         10,515
                                                              ---------      ---------      ---------      ---------

SELLING, GENERAL AND ADMINISTRATIVE                              2,419          2,708          5,487          5,351
AMORTIZATION OF GOODWILL                                           357            357            714            714
                                                              ---------      ---------      ---------      ---------
    Operating income                                             3,200          2,633          5,615          4,450
                                                              ---------      ---------      ---------      ---------

OTHER:
    Interest expense                                               323            316            639            632
    Other (income), net                                            (54)          (128)          (101)          (284)
                                                              ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES                                       2,931          2,445          5,077          4,102
PROVISION FOR INCOME TAXES                                       1,367          1,069          2,372          1,793
                                                              ---------      ---------      ---------      ---------
NET INCOME                                                      $1,564         $1,376         $2,705         $2,309
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------
NET INCOME PER COMMON SHARE                                      $0.10          $0.09          $0.18          $0.15
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------
NET INCOME PER COMMON SHARE,
    ASSUMING DILUTION                                            $0.10          $0.09          $0.17          $0.15
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------

                          ALDILA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ----------------------
                                                                  1998           1997
                                                                -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $2,705          $2,309
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                            2,896           2,831
        Changes in assets and liabilities:
           Accounts receivable                                  (6,242)         (3,620)
           Inventories                                           2,637          (3,980)
           Prepaid expenses and other current assets               (79)           (158)
           Accounts payable                                      1,261           3,299
           Accrued expenses                                        352            (149)
           Income taxes payable/receivable                       1,341             920
           Deferred tax liabilities                               (150)           (137)
           Deferred rent liabilities                               (53)            (75)
                                                                -------        -------
                Net cash provided by operating activities        4,668           1,240
                                                                -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                       (2,294)         (6,784)
                                                                -------        -------
                Net cash used for investing activities          (2,294)         (6,784)
                                                                -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           156               -
  Repurchase of common stock                                         -          (2,186)
  Tax benefit from exercise of stock options                        16               -
                                                                -------        -------
                Net cash provided by (used for)
                  financing activities                             172          (2,186)
                                                                -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             2,546          (7,730)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   3,046          19,676
                                                                -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $5,592         $11,946
                                                                -------        -------
                                                                -------        -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest                                                  $620           $613
        Income taxes                                            $1,166         $1,009


                          ALDILA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.   BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 1998 and the consolidated statements of income and of cash flows for the three and six month periods ended June 30, 1998 and 1997, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated balance sheet as of December 31, 1997 was derived from the Company's audited financial statements. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the Company's December 31, 1997 consolidated financial statements and notes thereto.

2.   INVENTORIES

Inventories consist of the following (in thousands):


                                        June 30,     December 31,
                                          1998          1997
                                       --------     ------------
     Raw materials                      $ 7,902        $ 7,514
     Work in process                        985          2,108
     Finished goods                       1,662          3,564
                                        -------        -------
        Inventories                     $10,549        $13,186
                                        -------        -------
                                        -------        -------

3.   LONG-TERM DEBT

Line of Credit - In March of 1998 the Company established a $10.0 million unsecured line of credit with a financial institution expiring June 30, 1999. Borrowings under the line of credit bear interest, at the bank reference rate or the LIBOR rate plus 1.5%, at the election of the Company. The line of credit requires the maintenance of certain financial ratios. No borrowings have been made against the line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW - BUSINESS CONDITIONS

     Aldila, Inc. and subsidiaries (the "Company") is principally in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 85% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.
 As a result, the Company's operating results are substantially dependent not only on demand by its customers for the Company's shafts, but also on demand by consumers for clubs including graphite shafts such as the Company's.

     In 1998, the Company began production of carbon fiber at its new facility in Evanston, Wyoming. The Company will use the output of this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. It also anticipates that it will produce at this new facility carbon fiber in excess of what it will be able to use in the manufacturing of golf club shafts. The Company intends to sell such excess, in some cases in the form of graphite prepreg manufactured using its existing facility in Poway, California, to other manufacturers of carbon fiber-based products. The Company has not yet realized significant revenues from the sale of carbon fiber or graphite prepreg to third parties through the first half of 1998. The Company is also exploring entering into the manufacture of new carbon fiber-based products in order to take advantage of this excess carbon fiber capacity and may make acquisitions of other companies in order to acquire such product lines. The Company expects that the additional vertical integration offered by its new facility will assist it in maintaining its position as a low cost manufacturer of graphite golf club shafts at all price points. Management of the Company believes that the ability to manufacture carbon fiber will also ultimately enable the Company to diversify its sales and reduce its dependence on the overall golf club market, while continuing to leverage the Company's existing composite materials expertise, which should provide opportunities for growth that are not currently present in the golf shaft business. This new facility will need to undergo a "shakedown" period and will not be operating at full capacity initially, therefore, the full benefit of this facility to the Company is not expected to be realized until at least 1999.

     Historically, graphite shafts have principally been offered by manufacturers of higher priced, premium golf clubs, and the Company's sales have been predominantly of premium graphite shafts. In addition, until recently, the United States market for graphite shafts was dominated by a relatively small number of United States-based shaft manufacturers. Both of these aspects of the graphite shaft market have been changing. As a high percentage of premium clubs are already sold with graphite shafts, as compared to a smaller percentage of value priced clubs, the Company anticipates that growth in graphite shaft usage in the future will be greater in the value priced segment of the market than in the premium segment. Management of the Company expects sales of shafts for the value priced club market to increase significantly over the next several years, although management also anticipates that sales of premium shafts will continue to represent a majority of the Company's sales measured in dollars for the foreseeable future. Over the last several years, the number of shaft manufacturers of graphite golf shafts serving the United States premium club market has increased, including affiliates of foreign manufacturers that had previously not had significant sales in the United States. These two overall trends in the graphite shaft marketplace have had the effect, and are expected by management to continue to have the effect for at least the next several years, of decreasing the average selling price of the Company's shafts. Although the Company's gross profit margin is being adversely affected by the reduction in average selling price and continuing increases in raw material costs, these adverse effects on gross margin should be mitigated to some extent by efforts being taken by the Company to control costs, including manufacturing its own graphite prepreg and, starting in 1998 its own carbon fiber, increased automation and increasing the percentage of its shafts being manufactured in countries with lower labor and overhead costs. In order to increase its capacity to manufacture shafts in a lower cost environment, the Company is planning to open a second shaft manufacturing facility in Zhuhai, China in the first quarter of 1999.

     In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply shafts for the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated in one or two customers, thereby making the Company's results of operations dependent to a large extent on continued sales to those customers. In the first six months of 1998, sales to Callaway Golf Company and Taylor Made Golf represented 24% and 20%, respectively, of the Company's total net sales. The Company expects Callaway and Taylor Made to continue to be the Company's largest customers at least through 1998. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

     NET SALES. Net sales increased $4.1 million, or 24.4%, to $21.2 million for the second quarter ended June 30, 1998 (the "1998 Period") from $17.0 million for the second quarter ended in 1997 (the "1997 Period"). The increase in net sales was attributable to increased unit sales to the Company's club manufacturer customers. Unit sales increased 47% in the 1998 Period as compared to the 1997 Period, which was offset by an 18% decrease in the average selling price of shafts sold, both as a result of a change in product mix to lower priced value shafts as well as continued pressure on shaft prices.

     GROSS PROFIT. Gross profit increased $0.3 million, or 4.9%, to $6.0 million for the 1998 Period from $5.7 million for the 1997 Period principally as a result of the increase in net sales. The Company's gross profit margin decreased to 28.3% in the 1998 Period compared to 33.5% in the 1997 Period as a result of a charge of $0.5 million against cost of sales related to the production ramp-up in the new facility in Evanston, Wyoming as well as continued pressure on shaft prices.

     OPERATING INCOME. Operating income increased $0.6 million, or 21.5%, to $3.2 million for the 1998 Period from $2.6 million for the 1997 Period, but decreased as a percentage of net sales to 15.1% in the 1998 Period compared to 15.5% in the 1997 Period. Selling, general and administrative expense decreased as a percentage of net sales to 11.4% for the 1998 Period as compared to 15.9% for the 1997 Period primarily as a result of lower advertising expenses incurred in the 1998 Period as compared to the 1997 Period.

     Other income decreased to $54,000 for the 1998 Period as compared to $128,000 for the 1997 Period as a result of decreased investment income on lower average cash balances in the 1998 Period.

     SIX MONTH PERIOD IN 1998 COMPARED TO SIX MONTH PERIOD IN 1997

     NET SALES. Net sales increased $8.7 million, or 27.4%, to $40.3 million for the six month period ended June 30, 1998 from $31.6 million for the six month period ended June 30, 1997. The increase in net sales was attributable to increased unit sales to the Company's club manufacturer customers. Unit sales increased 51% in the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997, which was offset by an 18% decrease in the average selling price of shafts sold, both as a result of a change in product mix to lower price shafts as well as continued pressure on shaft prices.

     GROSS PROFIT. Gross profit increased $1.3 million, or 12.4%, to $11.8 million for the six month period ended June 30, 1998 from $10.5 million for the six month period ended June 30, 1997 principally as a result of the increase in net sales. The Company's gross profit margin decreased to 29.3% for the six month period ended June 30, 1998 compared to 33.3% for the six month period ended June 30, 1997 as a result of continued pressure on shaft prices and a charge of $0.5 million against cost of sales related to the production ramp-up in the new facility in Evanston, Wyoming.

     OPERATING INCOME. Operating income increased $1.2 million, or 26.2%, to $5.6 million for the six month period ended June 30, 1998 from $4.4 million for the six month period ended June 30, 1997, but decreased as a percentage of net sales to 13.9% for the six month period ended June 30, 1998 compared to 14.1% for the six month period ended June 30, 1997. Selling, general and administrative expense decreased as a percentage of net sales to 13.6% for the six month period ended June 30, 1998 as compared to 16.9% for the six month period ended June 30, 1997 primarily as a result of lower advertising and other administrative expenses incurred in the six month period in 1998 compared to 1997.

     Other income decreased to $101,000 for the six month period ended June 30, 1998 as compared to $284,000 for the six month period ended June 30, 1997 as a result of decreased investment income on lower average cash balances in 1998.

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

     Cash (including cash equivalents) provided by operating activities for the six month period in 1998 was $4.7 million compared to $1.2 million provided by operating activities for the six month period in 1997. This increase resulted principally from the increase in net income and decrease in cash used for working capital items in 1998 as compared to 1997. The Company used $2.3 million for capital expenditures during the six month period ended June 30, 1998, primarily related to the completion of construction of a new facility for the manufacture of carbon fiber. The design, construction and start-up of the 50,000 square foot facility was completed in the first quarter of 1998 and had a total cost of approximately $16.0 million. The Company used existing cash and cash provided by operating activities to fund the project. Other than maintenance capital expenditures in the ordinary course of business (which the Company does not expect to be significant), the only planned capital expenditures over the next twelve months are in connection with the new China facility and additional expansion of prepreg capacity, which is expected to total approximately $7.2 million and will be funded out of existing cash and cash provided by operating activities.

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

SEASONALITY

     Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in the highest sales occurring in the second quarter. The timing of customers' new products introductions has frequently mitigated the impact of seasonality in recent years.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties. The Company does not undertake any responsibility to update these statements in the future. The Company's actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of a variety of factors, including (i) risks associated with the addition of the new facility in China (such as the need to obtain required governmental permits and approvals, potential construction delays, and the need to hire and train additional employees), (ii) the ability to produce high volumes of carbon fiber at lower cost at the Evanston, Wyoming facility, which has been undergoing a "shakedown" period following its commencement of production earlier in 1998, (iii) changes in demand by the Company's customers for graphite golf shafts, graphite prepreg or carbon fiber (due to factors such as changes in consumer demand for products including the Company's products, changes in availability or prices for golf shafts, graphite prepreg or carbon fiber, changes in inventory purchasing practices by the Company's customers (iv) the availability of raw materials for the Company's manufacturing operations (principally carbon fiber and acrylic fiber) at anticipated prices, (v) the ability of the Company to develop new customer relationships with non-graphite golf users of prepreg and carbon fiber, and (vi) risks resulting from the increasing portion of the Company's manufacturing operations that is conducted in Mexico and China (including the risk of political instability, export/import regulation, currency exchange rate risk, and cultural differences).

     The Company's Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K") presents a more detailed discussion of these and other risks related to the forward looking statements in this 10-Q, in particular under "Business Risks" in Part I, Item 1 of the Company's Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part I, Item 7 of the Form 10-K.


                         PART II - OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS
               Not applicable.

Item 2.   CHANGES IN SECURITIES
               Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               The Company held its Annual Meeting of Stockholders on May 6, 1998. At the Annual Meeting, two items were submitted to a vote of the stockholders of the Company and were approved:

               1) The eleven current directors of the Company (listed below) were nominated and elected to serve until the next annual meeting of stockholders. Votes cast for each director as well as votes withheld are as follows:


                                                          WITHHELD
               NAME                     FOR               AUTHORITY
               ----                     ---               ---------
          Gary T. Barbera          14,596,361               76,575
          Peter E. Bennett         14,597,640               75,326
          Thomas A. Brand          14,583,491               89,475
          Jon B. DeVault           15,595,340               77,626
          Marvin M. Giles, III     14,596,666               76,300
          Vincent T. Gorguze       14,581,083               91,883
          John J. Henry            14,592,315               80,651
          Donald C. Klosterman     14,589,715               83,251
          Wm. Brian Little         14,597,515               75,451
          Peter R. Mathewson       14,597,315               75,651
          Chapin Nolen             14,594,891               78,075

          2) The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 1998. 14,586,527 votes were cast for ratification of Deloitte & Touche LLP; 50,435 votes were cast against; and there were 36,004 abstentions and 0 broker non-votes.

Item 5.   OTHER INFORMATION
               Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibit 11.1 - Statement re:  Computation of Net Income per
                       Common Share

              (b)  Exhibit 27.1 - Financial Data Schedule

              (c)  Reports on Form 8-K:
                       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:                                  ALDILA, INC.



August 7, 1998                          /s/ Robert J. Cierzan
                                        ------------------------------------
                                        Robert J. Cierzan
                                        Vice President, Finance
                                        Signing both in his capacity as
                                        Vice President and as Chief
                                        Accounting Officer of the Registrant