Form 10-Q
period 1998-09-30
ALDILA INC
filed 1998-11-13
CIK 902272

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark One)
     [ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1998

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

As of November 7, 1998 there were 15,462,204 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     ALDILA, INC.

                                 TABLE OF CONTENTS
                         FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED SEPTEMBER 30, 1998

                                                                          PAGE
                                                                          ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets at
                 September 30, 1998 and December 31, 1997                   3

               Consolidated Statements of Income for the three
                 months ended September 30, 1998 and 1997 and the
                 nine months ended September 30, 1998 and 1997              4

               Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 1998 and 1997              5

               Notes to Consolidated Financial Statements                   6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                           13

Item 2.        Changes in Securities                                       13

Item 3.        Defaults Upon Senior Securities                             13

Item 4.        Submission of Matters to a Vote of Security Holders         13

Item 5.        Other Information                                           13

Item 6.        Exhibits and Reports on Form 8-K                            13

               Signatures                                                  14

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ALDILA, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1998           1997
                                                   -------------  ------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $   7,006      $   3,046
   Accounts receivable                                 5,719          4,640
   Income taxes receivable                               -               14
   Inventories                                        14,150         13,186
   Deferred tax assets                                 2,902          2,902
   Prepaid expenses and other current assets           1,141            734
                                                   ----------     ----------
      Total current assets                            30,918         24,522

PROPERTY, PLANT AND EQUIPMENT                         27,136         26,170

TRADEMARKS AND PATENTS                                14,378         14,704

GOODWILL                                              46,554         47,625

DEFERRED FINANCING FEES                                   78            107
                                                   ----------     ----------

TOTAL ASSETS                                       $ 119,064      $ 113,128
                                                   ----------     ----------
                                                   ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $   5,623      $   4,051
   Accrued expenses                                    3,605          3,696
   Income taxes payable                                1,127            -
   Long-term debt, current portion                     4,000            -
                                                   ----------     ----------
      Total current liabilities                       14,355          7,747

LONG-TERM LIABILITIES:
   Long-term debt                                     16,000         20,000
   Deferred tax liabilities                            7,262          7,487
   Deferred rent liabilities                             532            611
                                                   ----------     ----------
      Total liabilities                               38,149         35,845
                                                   ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
      5,000,000 shares; no shares issued
   Common stock, $.01 par value; authorized
      30,000,000 shares; issued and outstanding
      15,462,204 and 15,428,871 shares                   155            154
   Additional paid-in capital                         42,627         42,456
   Retained earnings                                  38,133         34,673
                                                   ----------     ----------
      Total stockholders' equity                      80,915         77,283
                                                   ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 119,064      $ 113,128
                                                   ----------     ----------
                                                   ----------     ----------

                           ALDILA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                    -----------------------      ------------------------
                                                       1998          1997           1998          1997
                                                    ---------     ---------      ---------     ----------

NET SALES                                            $13,609        $12,772        $53,879       $44,381
COST OF SALES                                          9,498          8,838         37,952        29,932
                                                     --------       --------       --------      --------
   Gross profit                                        4,111          3,934         15,927        14,449
                                                     --------       --------       --------      --------

SELLING, GENERAL AND ADMINISTRATIVE                    2,079          2,025          7,566         7,376
AMORTIZATION OF GOODWILL                                 357            357          1,071         1,071
                                                     --------       --------       --------      --------
   Operating income                                    1,675          1,552          7,290         6,002
                                                     --------       --------       --------      --------

OTHER:
   Interest expense                                      322            162            961           794
   Other (income), net                                   (81)           (93)          (182)         (377)
                                                     --------       --------       --------      --------

INCOME BEFORE INCOME TAXES                             1,434          1,483          6,511         5,585
PROVISION FOR INCOME TAXES                               679            692          3,051         2,485
                                                     --------       --------       --------      --------

NET INCOME                                              $755           $791         $3,460        $3,100
                                                     --------       --------       --------      --------
                                                     --------       --------       --------      --------

NET INCOME PER COMMON SHARE                            $0.05          $0.05          $0.22         $0.20
                                                     --------       --------       --------      --------
                                                     --------       --------       --------      --------

NET INCOME PER COMMON SHARE,
   ASSUMING DILUTION                                   $0.05          $0.05          $0.22         $0.20
                                                     --------       --------       --------      --------
                                                     --------       --------       --------      --------

                           ALDILA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                   (IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   ------------------------
                                                                      1998           1997
                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $3,460         $3,100
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                   4,315          4,137
      Changes in assets and liabilities:
         Accounts receivable                                         (1,079)        (1,747)
         Inventories                                                   (964)        (4,663)
         Prepaid expenses and other current assets                     (407)          (156)
         Accounts payable                                             1,572          2,233
         Accrued expenses                                               (91)          (802)
         Income taxes payable/receivable                              1,141              4
         Deferred tax liabilities                                      (225)          (205)
         Deferred rent liabilities                                      (79)          (113)
                                                                    ---------      ---------
            Net cash provided by operating activities                 7,643          1,788
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                           (4,108)       (10,606)
   Other                                                                253             29
                                                                    ---------      ---------
            Net cash used for investing activities                   (3,855)       (10,577)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                               156             24
   Repurchase of common stock                                             -         (3,165)
   Tax benefit from exercise of stock options                            16              7
                                                                    ---------      ---------
            Net cash provided by (used for) financing activities        172         (3,134)
                                                                    ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  3,960        (11,923)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        3,046         19,676
                                                                    ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $7,006         $7,753
                                                                    ---------      ---------
                                                                    ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                       $1,239         $1,226
      Income taxes                                                   $2,119         $2,679

                           ALDILA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.   BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 1998 and the consolidated statements of income and of cash flows for the three and nine month periods ended September 30, 1998 and 1997, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The consolidated balance sheet as of December 31, 1997 was derived from the Company's audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the Company's December 31, 1997 consolidated financial statements and notes thereto.

2.   INVENTORIES

Inventories consist of the following (in thousands):

                                September 30,        December 31,
                                     1998                1997
                                -------------        ------------
     Raw materials                 $11,340             $ 7,514
     Work in process                   845               2,108
     Finished goods                  1,965               3,564
                                  ---------           ---------
        Inventories                $14,150             $13,186
                                  ---------           ---------
                                  ---------           ---------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW - BUSINESS CONDITIONS

     Aldila, Inc. and subsidiaries (the "Company") is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 85% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.
 As a result, the Company's operating results are substantially dependent not only on demand by its customers for the Company's shafts, but also on demand by consumers for clubs including graphite shafts such as the Company's.

     In 1998, the Company began production of carbon fiber at its new facility in Evanston, Wyoming. The Company will use the output of this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. It also anticipates that it will produce at this new facility carbon fiber in excess of what it will be able to use in the manufacturing of golf club shafts. The Company intends to sell such excess, in some cases in the form of graphite prepreg manufactured using its existing facility in Poway, California, to other manufacturers of carbon fiber-based products. The Company has not yet realized significant revenues from the sale of carbon fiber or graphite prepreg to third parties through the first nine months of 1998. The Company is also exploring entering into the manufacture of new carbon fiber-based products in order to take advantage of this excess carbon fiber capacity and may make acquisitions of other companies in order to acquire such product lines. The Company expects that the additional vertical integration offered by its new facility will assist it in maintaining its position as a low cost manufacturer of graphite golf club shafts at all price points. Management of the Company believes that the ability to manufacture carbon fiber will also ultimately enable the Company to diversify its sales and reduce its dependence on the overall golf club market, while continuing to leverage the Company's existing composite materials expertise, which should provide opportunities for growth that are not currently present in the golf shaft business. The new facility is undergoing a "shakedown" period and will not be operating at full capacity in 1998, therefore, the full benefit of this facility to the Company is not expected to be realized until at least 1999.

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

     In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply shafts for the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated in one or two customers, thereby making the Company's results of operations dependent to a large extent on continued sales to those customers. In the first nine months of 1998, sales to Callaway Golf Company and Taylor Made Golf represented 25% and 17%, respectively, of the Company's total net sales. The Company expects Callaway and Taylor Made to continue to be the Company's largest customers at least through 1998. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

     NET SALES. Net sales increased $0.8 million, or 6.6%, to $13.6 million for the third quarter ended September 30, 1998 (the "1998 Period") from $12.8 million for the third quarter ended in 1997 (the "1997 Period"). The increase in net sales was attributable to increased shaft unit sales to the Company's club manufacturer customers as well as a $0.9 million increase in sales of other carbon fiber products in the 1998 Period. Shaft unit sales increased 7% in the 1998 Period as compared to the 1997 Period, which was offset by an 9% decrease in the average selling price of shafts sold, as a result of a change in product mix to lower priced value shafts.

     GROSS PROFIT. Gross profit increased $0.2 million, or 4.5%, to $4.1 million for the 1998 Period from $3.9 million for the 1997 Period. The Company's gross profit margin decreased to 30.2% in the 1998 Period compared to 30.8% in the 1997 Period as a result of a charge of $0.2 million against cost of sales related to the production ramp-up in the new facility in Evanston, Wyoming.

     OPERATING INCOME. Operating income increased $0.1 million, or 7.9%, to $1.7 million for the 1998 Period from $1.6 million for the 1997 Period, and increased as a percentage of net sales to 12.3% in the 1998 Period compared to 12.2% in the 1997 Period. Selling, general and administrative expense decreased as a percentage of net sales to 15.3% for the 1998 Period as compared to 15.9% for the 1997 Period primarily as a result of lower advertising expenses incurred in the 1998 Period as compared to the 1997 Period.

     NINE MONTH PERIOD IN 1998 COMPARED TO NINE MONTH PERIOD IN 1997

     NET SALES. Net sales increased $9.5 million, or 21.4%, to $53.9 million for the nine month period ended September 30, 1998 from $44.4 million for the nine month period ended September 30, 1997. The increase in net sales was attributable to increased shaft unit sales to the Company's club manufacturer customers. Shaft unit sales increased 38% in the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997, which was offset by a 15% decrease in the average selling price of shafts sold, both as a result of a change in product mix to lower price shafts as well as continued downward pressure on shaft prices.

     GROSS PROFIT. Gross profit increased $1.5 million, or 10.2%, to $15.9 million for the nine month period ended September 30, 1998 from $14.5 million for the nine month period ended September 30, 1997 principally as a result of the increase in net sales. The Company's gross profit margin decreased to 29.6% for the nine month period ended September 30, 1998 compared to 32.6% for the nine month period ended September 30, 1997 as a result of continued downward pressure on shaft prices and a charge of $0.7 million against cost of sales related to the production ramp-up in the new facility in Evanston, Wyoming.

     OPERATING INCOME. Operating income increased $1.3 million, or 21.5%, to $7.3 million for the nine month period ended September 30, 1998 from $6.0 million for the nine month period ended September 30, 1997, and remained constant as a percentage of net sales at 13.5% for the nine month period ended September 30, 1998 compared to 13.5% for the nine month period ended September 30, 1997. Selling, general and administrative expense decreased as a percentage of net sales to 14.0% for the nine month period ended September 30, 1998 as compared to 16.6% for the nine month period ended September 30, 1997 primarily as a result of lower advertising and other administrative expenses incurred in the nine month period in 1998 compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since November 1993, the only indebtedness of the Company has been $20.0 million in 6.13% senior notes due 2001. Generally, the Company has not required borrowings to finance its operations or provide working capital but it may require additional financing to support its working capital needs on a short-term basis. The Company's $20.0 million in 6.13% senior notes require semi-annual principal payments of $4.0 million beginning September 30, 1999 through September 30, 2001. In March of 1998, the Company established a $10.0 million unsecured line of credit from a financial institution expiring June 30, 1999 which is available to support any short-term working capital requirements.

     Cash (including cash equivalents) provided by operating activities for the nine month period in 1998 was $7.6 million compared to $1.8 million provided by operating activities for the nine month period in 1997. This increase resulted principally from the increase in net income and decrease in cash used for working capital items in 1998 as compared to 1997. The Company used $4.1 million for capital expenditures during the nine month period ended September 30, 1998, primarily related to the completion of construction of a new facility for the manufacture of carbon fiber. Other than maintenance capital expenditures in the ordinary course of business (which the Company does not expect to be significant), the only planned capital expenditures over the next twelve months are in connection with the new China facility and additional expansion of prepreg capacity. Management anticipates capital expenditures over the next 12 months to approximate $3.0 million to $5.0 million.

     The Company may from time to time consider the acquisition of businesses complementary to the Company's business. The Company could require additional debt financing if it were to engage in a material acquisition in the future.

YEAR 2000

     The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's information systems and the information systems of its major customers and suppliers to process data having dates on or after January 1, 2000 (the "Year 2000" issues).

   The Company has evaluated its information technology ("IT") and non-IT systems, including but not limited to computer hardware and software, alarm systems, manufacturing equipment and software, and all other mechanical equipment, to determine areas of exposure to potential Year 2000 issues. Based on this evaluation, a plan was developed and implemented to identify and resolve all of the internal Year 2000 issues. The Company has tested its critical systems and believes them to be Year 2000 compliant. However, the Company has not completed the testing phase for its non critical systems. The Company believes that it will complete its Year 2000 plan by the end of the second quarter 1999.

   Included in the Company's plan is the evaluation of its external Year 2000 exposure and risk. The Company is still in the process of contacting its major external customers and suppliers to determine their Year 2000 readiness and evaluate risk factors associated with them.

   To date, the Company has not spent a significant amount in identifying and fixing Year 2000 issues and estimates it will not incur a significant amount for remediation of its remaining Year 2000 issues. In addition, based on its efforts to date, the Company does not anticipate any significant risk of failure leading to material financial impact resulting from the Year 2000 issue. Consequently, the Company does not intend to create a contingency plan.

   There can be no assurance that the Company's efforts to achieve Year 2000 compliance will be successful or that third parties with whom the Company has material relationships will be Year 2000 compliant by January 1, 2000. An interruption of the Company's ability to conduct its business due to a Year 2000 problem with a third party could have an adverse effect on the company.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties. The Company does not undertake any responsibility to update these statements in the future. The Company's actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of a variety of factors, including (i) risks associated with the addition of the new facility in China (such as the need to obtain required governmental permits and approvals, potential construction delays, and the need to hire and train additional employees), (ii) the ability to produce high volumes of carbon fiber at lower cost at the Evanston, Wyoming facility, which has been undergoing a "shakedown" period following its commencement of production earlier in 1998, (iii) changes in demand by the Company's customers for graphite golf shafts, graphite prepreg or carbon fiber (due to factors such as changes in consumer demand for products including the Company's products, changes in availability or prices for golf shafts, graphite prepreg or carbon fiber, changes in inventory purchasing practices by the Company's customers
(iv) the availability of raw materials for the Company's manufacturing operations (principally carbon fiber and acrylic fiber) at anticipated prices, (v) the ability of the Company to develop new customer relationships with non golf users of prepreg and carbon fiber, and (vi) risks resulting from the increasing portion of the Company's manufacturing operations that is conducted in Mexico and China (including the risk of political instability, export/import regulation, currency exchange rate risk, and cultural differences) and (vii) the Company's ability to vacate and sublease its Rancho Bernardo facility on a timely basis and in the manner anticipated (which in turn depends in part on the market for leased real property of this type in the vicinity of Rancho Bernardo).

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable

Item 5.   OTHER INFORMATION
               Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibit 11.1 - Statement re:  Computation of Net Income per
                       Common Share

               (b)  Exhibit 27.1 - Financial Data Schedule

               (c)  Reports on Form 8-K:
                       No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:                             ALDILA, INC.



November 7, 1998                   \s\ Robert J. Cierzan
                                   ---------------------------------------
                                   Robert J. Cierzan
                                   Vice President, Finance
                                   Signing both in his capacity as
                                   Vice President and as Chief
                                   Accounting Officer of the Registrant