Form 10-K
period 1998-12-31
ALDILA INC
filed 1999-03-26
CIK 902272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

          [ X ]  Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1998

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

                  12140 COMMUNITY ROAD, POWAY, CALIFORNIA 92064
                    (Address of principal executive offices)
                                 (619) 513-1801
                          (Registrant's Telephone No.)

     Securities Registered Pursuant to Section 12(b) of the Act:
   Title of each class                Names of each exchange on which registered
          None                                            None
          ----                                            ----
           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    x    No
                                                   -------   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of March 22, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on market quotations as of that date, was approximately $23.9 million.

As of March 22, 1999, there were 15,462,204 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated into this report by reference:
Part III The Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

                                  ALDILA, INC.

                               REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      INDEX

                                                                            PAGE
                                                                            ----
Part I

         Item 1.  Business                                                     3
         Item 2.  Properties                                                  14
         Item 3.  Legal Proceedings                                           15
         Item 4.  Submission of Matters to a Vote of Security Holders         15

Part II

         Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters                                      15
         Item 6.  Selected Financial Data                                     16
         Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      17
         Item 7a. Quantitative and Qualitative Disclosures about Market
                     Risk                                                     22
         Item 8.  Financial Statements and Supplementary Data                 22
         Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                      22

Part III

         Item 10. Directors and Executive Officers of the Registrant          22
         Item 11. Executive Compensation                                      22
         Item 12. Security Ownership of Certain Beneficial Owners
                      and Management                                          22
         Item 13. Certain Relationships and Related Transactions              22
         Item 14. Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K                                             23

Signatures                                                                    38
Exhibit Index                                                                 39

                                     PART I

     THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO SIGNIFICANT RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S EXPECTATIONS AS OF THE DATE HEREOF, AND THE COMPANY DOES NOT UNDERTAKE ANY RESPONSIBILITY TO UPDATE ANY OF THESE STATEMENTS IN THE FUTURE. ACTUAL FUTURE PERFORMANCE AND RESULTS COULD DIFFER FROM THAT CONTAINED IN OR SUGGESTED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS SET FORTH IN THIS FORM 10-K (INCLUDING THOSE SECTIONS HEREOF INCORPORATED BY REFERENCE FROM OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION ), IN PARTICULAR AS SET FORTH IN "BUSINESS RISKS" UNDER ITEM 1 AND SET FORTH IN THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" UNDER ITEM 7.

ITEM 1.  BUSINESS

GENERAL

     Aldila, Inc. ("Aldila" or the "Company") is the leading designer and manufacturer of high-quality innovative graphite (carbon fiber-based composite) golf shafts in the United States today and has maintained this leading position for over a decade. Aldila enjoys strong relationships with most major domestic, and many foreign, golf club manufacturers including Callaway, Taylor Made, Ping and Titleist. Aldila believes that it is one of the few independent shaft manufacturers with the technical and production expertise required to produce high-quality graphite shafts in quantities sufficient to meet rapidly growing demand. The Company's current golf shaft product line consists of Aldila and G. Loomis branded products designed for custom club makers as well as hundreds of custom shafts developed in conjunction with its major customers, which are designed to improve the performance of any level of golfer, from novice to tour professional.

     In an effort to maintain its leadership position in the graphite shaft market over the last several years the Company has taken steps to vertically integrate into the manufacture of its own raw materials in order to control its raw material costs and ensure its sources of supply. In 1994, the Company started production of its principal raw material for shafts, graphite prepreg, which consists of sheets of carbon fibers combined with epoxy resin. See "Manufacturing--Raw Materials." The Company now produces substantially all of its graphite prepreg requirements internally. In 1997, the Company constructed a 50,000 square foot carbon fiber manufacturing facility in Evanston, Wyoming. The Company now produces carbon fiber at this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of graphite prepreg for the production of graphite golf club shafts. The Company also has the capability to produce carbon fiber at this new facility in excess of what it will be able to use in the manufacture of golf club shafts. The Company intends to sell such excess carbon fiber, in the form of graphite prepreg manufactured using its existing facility in Poway, California, as well as chopped carbon fiber to manufacturers of other carbon fiber - based products. Management of the Company believes that the ability to manufacture carbon fiber will ultimately enable the Company to diversify its sales and reduce its dependence on the overall golf club market, while continuing to leverage the Company's existing composite materials expertise. During 1998, however, the new facility did not operate at full capacity and management does not expect to operate the plant at full capacity in 1999 due to the weak demand for carbon fiber. The full benefit of this facility to the Company is not expected to be realized until the demand for the Company's carbon fiber increases which will allow the Company to produce at increased volume levels resulting in lower production costs.

Graphite Golf Shafts and Other Composite Products:

     The Company was founded in San Diego, California in 1972 and was an early leader in the design and production of graphite golf shafts. Since then, the Company has continually improved upon its shaft designs and the materials used in its shafts to meet the demands of a growing market. The Company believes it is well positioned to remain a leader in the market for graphite shafts due to its innovative and high quality products, strong customer relationships, design and composite expertise and significant manufacturing capabilities.

     Most golf clubs being sold today have shafts constructed from steel or graphite, although limited numbers are also manufactured from other materials. Graphite shafts were introduced in the early 1970's as the first major improvement in golf shaft technology since steel replaced wood in the 1930's. The first graphite shafts had significant torque (twisting force) and appealed primarily to weaker-swinging players desiring greater distance. Graphite shaft technology has subsequently improved so that shafts can now be designed for golfers at all skill levels. Unlike steel shafts, graphite shafts can be altered with respect to weight, flex, flex location and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved "feel" to the golfer. The improvements in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods. Subsequently, after achieving dominant acceptance and penetration in both the professional and consumer woods markets (with over 78% of new woods purchased including graphite shafts in 1998), graphite shafts have started to achieve similar success in the irons market including increasing acceptance among tour professionals. Since many golfers consider professionals to be "opinion leaders," their acceptance and growing use of graphite shafts in irons has helped broaden the overall graphite market. As a result, in 1998, approximately 39% of new irons purchased were graphite shafted.

     Originally, graphite shafts were primarily sold for use in premium clubs, while the value priced segment of the golf club market continued to be supplied with steel shafts. In the last several years, however, an increasing percentage of value priced clubs are being sold with graphite shafts, which is a trend that the Company expects will continue. As a result, the Company has taken steps to enable it to meet the needs of this segment of the shaft market, including the design of shafts that can be manufactured at prices acceptable to this market and continued efforts to reduce its overall manufacturing costs.

Carbon Fiber and Graphite Prepreg:

     Carbon fiber is produced by processing acrylic fiber through a series of stretching, stabilizing and carbonizing sequences converting it into essentially a pure carbon chain fiber exhibiting stiffness and strength characteristics similar to steel at significantly less weight. These carbon fibers combined with various resins (prepregs) are then converted to composite structures which have replaced metals in a number of weight critical aerospace, sporting and industrial applications. Typically, the composite structure will weigh 25 to 50 percent less than the metal structure it has replaced. Carbon fiber composite structures also provide toughness, resistance to corrosion, resistance to fatigue, capacity to dissipate heat and electrical conductivity. Carbon fiber has grown from its inception in the late 1950's into an industry producing approximately 27 million pounds of carbon fiber per year.

     Carbon fiber usage has grown primarily for consumption by the aerospace industry and for sporting goods applications. Aerospace grade carbon fibers continue to be utilized for production of commercial and military aerostructures. The higher-cost, aerospace grade carbon fibers were first used in sporting goods and industrial applications until a lower-cost, large bundle carbon fiber was developed as an alternative for use in many sporting goods and industrial applications. Aldila was a leader in utilizing large bundle carbon fibers purchased from outside vendors for the manufacture of graphite golf shafts. With the opening of its carbon fiber facility in Evanston, Wyoming, Aldila now produces large bundle carbon fiber for its prepreg operation and graphite golf shaft production. The carbon fiber industry is represented by approximately ten companies that produce aerospace and commercial carbon fibers. Aldila now competes in the carbon fiber market as it offers for sale commercial carbon fibers and prepreg produced in its facilities. At the same time, Aldila continues to purchase certain types of carbon fiber from these outside vendors for the manufacture of golf shafts.

     In addition to aerospace applications and graphite golf shafts, applications for carbon fibers include thermoplastic injection molding compounds for electronic components such as cellular telephones and computers, drive shafts for trucks, natural gas vehicle fuel tanks, reinforcement for infrastructure repair such as bridges, lightweight tubes for off shore deep water oil well drilling, fishing rods, ski poles, bicycle tubes and frames, tennis racquets, hockey sticks and sailboat masts. Continuing growth in demand for carbon fibers in these applications and others is dependent on continuing efforts to reduce the cost of the material along with delivering adequate quantities of high quality carbon fiber to the customer.

PRODUCTS

     Aldila offers a broad range of innovative and high-quality graphite golf shafts designed to maximize the performance of golfers of every skill level. The Company manufactures hundreds of unique graphite shafts featuring various combinations of performance characteristics such as weight, flex, flex point and torque. The Company's customized shafts, which constituted approximately 85% of net sales in the year ended December 31, 1998, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs. The Company's standard models are typically sold to golf club manufacturers, distributors and golf pro and repair shops, and are used either to assemble a new custom club from selected components or to replace the steel shaft of an older club. The Company also helps develop cosmetic designs to give the customer's golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics. The prices of Aldila shafts typically range from $5 to $30.

     All of the Company's shafts are composite structures consisting principally of carbon fiber and epoxy resins. The Company's shafts may also include boron (added to increase shaft strength) or fiberglass. The Company regularly evaluates new composite materials for inclusion in the Company's shafts and new refinements on designs using current materials.

     During 1998, the Company sold graphite prepreg manufactured in its Poway, California manufacturing facility to third parties and offered for sale large bundle carbon fiber and chopped fiber from its manufacturing facility in Evanston, Wyoming. Sale of these new carbon fiber products commenced in the first quarter 1999.

     Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties. Carbon fibers are used as reinforcements in composite materials that combine fibers with epoxy resins or other matrix materials to form a substance with high strength, low weight, stiffness, resistance to corrosion, resistance to fatigue and capacity to dissipate heat and electrical conductivity. Carbon fiber materials produced by the Company would be used in a variety of applications such as molding compounds for the manufacture of electronic components, masts and spars for the marine industry, hockey sticks, fishing rods and other industrial products.

CUSTOMERS AND CUSTOMER RELATIONS

     For fiscal year 1998, the Company had approximately 300 customers, which included approximately 100 golf club manufacturers and more than 60 distributors, with the balance principally consisting of custom club assemblers, pro shops and repair shops. However, the majority of the Company's sales have been and may continue to be concentrated among a relatively small number of customers. Sales to the Company's top five customers represented approximately 61%, 72% and 78% of net sales in 1998, 1997 and 1996 respectively.

     Historically, Aldila's principal customers have varied as a result of general market trends in the golf industry, in particular the prevailing popularity of the various clubs that contain Aldila's shafts, and there typically are changes in the composition of the list of the Company's five or ten most significant customers from year to year as a result. Due to the substantial marketplace success of their clubs in recent periods, however, for the last several years, the Company's two largest customers have been Callaway and Taylor Made. Callaway, which has been the Company's largest customer for the last seven years but which has represented a decreasing percentage of the Company's sales for each of the last four years, accounting for 26%, 32% and 43% of the Company's net sales in 1998, 1997 and 1996 respectively, while Taylor Made, which has been the Company's second largest customer for the last three years, accounted for 15%, 22% and 16% of the Company's net sales in 1998, 1997 and 1996, respectively. As a result of expected poor sales of golf clubs in 1999, particularly of premium clubs, as well as the increased diversification of the Company's customer base due to increasing penetration of graphite shafts into the value club segment of the industry, the Company expects that the concentration of its sales to its five largest customers will continue to decline in 1999. In addition, the Company does not expect Callaway to continue to be its largest customer in 1999. Because of the historic volatility of consumer demand for specific clubs, as well as continued competition from alternative shaft suppliers, sales to a given customer in a prior period may not necessarily be indicative of future sales and it is often difficult to project the Company's sales to a given customer in advance.

     Aldila sells graphite prepreg primarily to manufacturers of composite products such as hockey equipment, sail boat riggings and fishing rods and sells chopped carbon fibers to companies which produce molding compounds which include carbon fibers.

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

MARKETING AND PROMOTION

     The Company's marketing strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts, and to increase overall market acceptance and use of graphite golf shafts. The Company utilizes a variety of marketing and promotional channels to increase sales of Aldila brand name shafts through its network of distributors, and to support Aldila's brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers. Although the Company does not sell directly to the end users of its products, the Company believes that its brand name recognition contributes to the marketability of its customers' products.

     Aldila's marketing and promotion expenditures were approximately $1.0 million, $2.5 million and $2.5 million in 1998, 1997 and 1996, respectively.

SALES AND DISTRIBUTION

     Within the golf club industry, most companies do not manufacture the three principal components of the golf club -- the grip, the shaft and the clubhead --but, rather, source these components from independent suppliers that design and manufacture components to the club manufacturers' specifications. As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and, to a lesser extent, distributors, custom club shops, pro shops and repair shops. Distributors typically resell the Company's products to custom club assemblers, pro and custom club shops, and individuals. The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers. Sales to golf club manufacturers accounted for approximately 85% of net sales for the year ended December 31, 1998.

     Graphite prepreg sales and carbon fiber sales are made primarily to manufacturers of composite products. The Company uses its internal sales force in the marketing and sale of these products to its customers.

     International sales represented less than 10% of net sales for the years ended December 31, 1998, 1997 and 1996.

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

     Graphite shaft designs and modifications are frequently the direct result of the Company's and its customers' combined efforts and expertise to develop an exclusive shaft for each customer's clubs. New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new standard shafts as well as generate design ideas for customized shafts. To improve and advance composites technology and shaft process manufacturing, the Company's engineers test new and existing materials, such as boron, kevlar, fiberglass, ceramic, thermoplastic and carbon fiber. The Company's design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers. Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or that the Company will be able to utilize new composite material technology on a timely or competitive basis, or otherwise respond to emerging market trends.

     The Company has applied its carbon fiber technology to other products in recent years, engaging in limited production of graphite tubing and other molded parts on a special order basis.

MANUFACTURING

     The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to customers orders and provide sufficient quantities on a timely basis. The Company today operates six golf shaft manufacturing facilities, one prepreg manufacturing facility (in conjunction with one of its shaft manufacturing facilities) and one carbon fiber manufacturing facility. During its 27 years of operation, the Company has improved its manufacturing processes and believes its has established a reputation as the industry's leading volume manufacturer of high-performance graphite shafts.

     SHAFT MANUFACTURING PROCESS. The process of manufacturing a graphite shaft has several distinct phases. Different designs of Aldila shafts require variations in both the manufacturing process and the materials used. In traditional shaft designs, treated graphite known as "prepreg" is rolled onto metal rods known as mandrels. The Company also manufacturers filament wound shafts where continuous graphite fibers are mechanically wound around a mandrel. Under either process, the graphite is then baked at high temperatures to harden the material into a golf shaft. At the end of the manufacturing process, the shafts are painted and stylized using a variety of colors, patterns and designs, including logos and other custom identification. Through each phase of this process, the Company performs quality control reviews to ensure continuing high standards of quality and uniformity and to meet exacting customer specifications.

     RAW MATERIALS. The primary material currently used in all of the Company's graphite shafts is carbon fiber, which is combined with epoxy resin to produce sheets of graphite prepreg. Heating and stretching the graphite fibers determines the tensile strength and modulus (stiffness) of the fiber. The Company manufacturers graphite prepreg in its Poway, California facility. Through 1997, the Company purchased all of its carbon fibers from outside vendors. Beginning in 1998, the Company manufactured carbon fiber in its Evanston, Wyoming facility for consumption in its golf shaft production operation. Because many different forms of carbon fiber are required for golf shaft products, the Company will continue to be reliant on outside suppliers for a portion of its ongoing carbon fiber needs.

     GRAPHITE PREPREG MANUFACTURING PROCESS. In October 1994, the Company initiated the internal production of graphite prepreg in its Poway, California facility. The Company believes that by producing a major portion of its graphite prepreg requirements internally it may better control the supply of raw material for shafts and may reduce the impact of potential future price increases. The Company now produces substantially all of its graphite prepreg requirements internally. The Company is, however, dependent upon certain domestic graphite prepreg suppliers for graphite prepreg which it does not produce and, therefore, the Company expects to continue to purchase some prepreg products from outside suppliers in the future. The Company is now dependent on its own prepreg production operation to support its shaft manufacturing requirements. Although the Company believes that there will continue to be alternative third party suppliers of graphite prepreg, there can be no assurance that unforeseen difficulties which could lead to an interruption in the Company's internal prepreg production will not occur which would result in production delays.

     The Company's graphite prepreg operation is dependent on certain suppliers for carbon fibers, which along with epoxy resins and paper constitute the primary components in graphite prepreg. In 1998, the Company purchased most of its carbon fiber from Hexcel (formerly Hercules, Inc.) and Fortafil Fibers; however, the Company also purchased carbon fiber from Toho Carbon Fibers, Inc. The Company experienced increases in these raw material component costs in 1996 and 1997 but due to a weakening in demand for carbon fiber overall the costs for these raw materials stabilized in 1998, and management anticipates that these costs will decrease in the future, although it cannot predict the timing or extent of any future price changes.

     CARBON FIBER MANUFACTURING PROCESS. In the first quarter of 1998 the Company completed construction of a 50,000 square foot carbon fiber manufacturing facility in Evanston, Wyoming. In this facility the Company produces large bundle carbon fiber material from acrylic fiber through a series of stretching, stabilizing and carbonizing sequences. This material is now the primary raw material for the Company's prepreg manufacturing operation to support the manufacture of graphite golf shafts.

     In 1998, the Company purchased substantially all of its raw acrylic fibers for the carbon fiber operation from two outside vendors. Pursuant to a supply agreement with the Company, Courtaulds Fibres, Ltd. ("Courtaulds") has agreed to supply the Company with carbon fiber precursor. The Company believes Courtaulds and its other vendor will provide a reliable source of supply for raw materials at the anticipated 1999 operating levels. However, the Company will continue to pursue alternate sources of supply for this material. See "Business Risks -- New Carbon Fiber Manufacturing Facility."

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials as the Company uses hazardous substances and generates hazardous waste in the ordinary course of its manufacturing of graphite golf shafts, graphite prepreg, and beginning in 1998, carbon fiber. The Company believes it is in substantial compliance with applicable laws and regulations and has not to date incurred any material liabilities under environmental laws and regulations; however, there can be no assurance that environmental liabilities will not arise in the future which may affect the Company's business.

COMPETITION

     Aldila operates in a highly competitive environment in both the United States and international markets for the sale of its graphite golf club shafts. The Company believes that it competes on the basis of its ability to provide a broad range of high quality, performance graphite shafts; its ability to deliver customized products in large quantities and on a timely basis to its customers; the acceptance of graphite in general, and Aldila shafts in particular, by professional and other golfers, whose preferences are to some extent subjective; and, finally, price. Recently, competition based primarily on price has become increasingly prevalent. Until recently, the United States market for graphite shafts was dominated by a relatively small number of United States based shaft manufacturers. The Company currently competes against a number of well established United States based shaft manufacturers for sales of premium shafts which constitute the majority of the Company's revenues. This competition has made it more difficult to retain existing customers, attract new customers and has placed increasing pressure on prices for the Company's premium shafts. The Company now also competes with foreign owned graphite shaft manufacturers for customers desiring lower priced value shafts. The Company only recently entered into this segment of the market, whereas the competing shaft manufacturers may be well established in this segment of the market.

     The Company believes that it is the largest supplier of graphite shafts in the United States, which results from its ability to establish a premium brand image and reputation among golf club companies as a value-added supplier with competitive prices.

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

     The Company expects that in the future it may also compete against companies who manufacture one or more of three principal components of the golf club -- the grip, the shaft and the clubhead and assemble completed golf clubs for delivery to club companies. Should any of the Company's significant customers decide to source their golf clubs in this manner where an Aldila shaft is not included, it could have an adverse effect on the Company.

     The Company also competes for sales of graphite prepreg and carbon fiber products with other producers of graphite prepreg and carbon fibers, many of which have substantially greater research and development, managerial and financial resources than the Company and have been producing graphite prepreg and carbon fiber for substantially longer periods of time than the Company has, and represent significant competition for the Company. In addition, the Company's ability to compete in the sale of graphite prepreg and carbon fiber is dependent to some extent on the Company's ability to cause manufacturers and consumers of carbon fiber-based products to utilize large bundle carbon fiber, which is the sole type of carbon fiber manufactured by the Company and the principal type used in its graphite prepreg, rather than the small bundle, aerospace grade carbon fiber, that predominated in the industry until a few years ago.

INTELLECTUAL PROPERTY

     Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products. The Company believes that the strength of its trademarks and logos are of considerable value to its business and intends to continue to protect them to the fullest extent practicable. The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company's products. As of December 31, 1998 the Company had approximately 48 United States and foreign registered trademarks.

     The Company currently holds and protects the rights to two patents, although the Company does not view these patents as critical to the Company's business.

EMPLOYEES

     As of December 31, 1998, Aldila employed approximately 1,000 persons on a full-time basis, including nine in sales and marketing, 22 in research and development and engineering, and 920 in production, and the balance are administrative and support staff. The number of full-time employees also includes 435 persons who are employed in the Company's Mexico facilities and 275 who are employed in the Company's China facility. Aldila considers its employee relations to be good.

SEASONALITY

     Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in highest sales occurring in the second quarter.

     The Company experienced a substantial shaft unit volume increase in 1998 over the previous year which followed a seasonal pattern where sales volume peaked in the second quarter of the fiscal year. However, based on the overall weak demand for golf clubs experienced in the fourth quarter of 1998 and forecast for at least the first half of 1999, the Company anticipates its net sales could decline between 25% to 45% in the first half of 1999 versus 1998 and accordingly, does not anticipate normal seasonal sales trends in 1999.

BACKLOG

     As of December 31, 1998, the Company had a sales backlog of approximately $8.1 million compared to approximately $14.1 million as of December 31, 1997. The Company believes that the dollar volume of its current backlog will be shipped over the next three months. Orders can typically be cancelled without penalty up to 30 days prior to shipment. Historically, the Company's backlog generally has been highest in the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

BUSINESS RISKS

     NEW CARBON FIBER MANUFACTURING FACILITY. The Company has constructed a new facility for the manufacture of carbon fiber in Evanston, Wyoming. The Company has made a substantial investment in this new operation and is now operating at a normal rate of production after completing its start-up phase in the first half of 1998. Although the Company has hired individuals with substantial expertise in the manufacture of carbon fiber, the Company has only produced carbon fibers for consumption by the golf shaft manufacturing operation for a short-time and, therefore, there is a risk that the Company will be unable to continue to manufacture carbon fiber of high enough quality in sufficient quantities at low enough costs to justify a decision to limit the use of outside suppliers.

     The Company expects to be able to use its carbon fiber manufacturing capacity to facilitate a transition away from being a single product producer, to become a diversified manufacturer of carbon fiber based products, either through supplying other manufacturers of sporting and industrial applications or by acquiring other such manufacturers. Although the Company would still be capitalizing on its existing expertise in composite materials manufacturing, the transition into new carbon fiber applications will require the Company to develop expertise with respect to different manufacturing and marketing issues related to such new applications. The inability to develop new applications internally or to sell carbon fiber or prepreg to other manufacturers to absorb carbon fiber manufacturing capacity in excess of its golf shaft needs could have an adverse effect on the Company.

     MARKET PENETRATION - CARBON FIBER PRODUCTS. The Company established a carbon fiber manufacturing facility in Evanston, Wyoming to support the manufacture of graphite golf shafts but also to diversify its sales among other products. In recent years, the worldwide demand for carbon fiber for aerospace, sporting goods and industrial applications has grown rapidly as new applications have been advanced for consumption of this material. The Company's success in entering into this market with its internally produced carbon fiber is dependent on continued increases in demand for carbon fiber worldwide. However, at present there exists excess capacity for the manufacture of carbon fiber worldwide which has had the effect of decreasing the market prices for carbon fiber and products derived from carbon fiber, as compared to shortages and increasing prices as prevailed during 1996 and 1997. The Company anticipates that the current state of overcapacity in the industry will make it difficult for the Company to take advantage of the full capacity of its carbon fiber plant to generate incremental profitable revenues through sales of carbon fiber other than its golf shafts.

     POTENTIAL CASH FLOW SHORTAGES. As a result of a significant drop-off in sales of golf clubs generally, particularly the premium clubs that continue to represent a substantial majority of the Company's sales, that started in the fall of 1998 and is expected to continue at least through 1999, combined with current overcapacity in the carbon fiber industry that is depressing market prices for carbon fiber products, the Company has recently experienced, and expects to continue to experience periodically throughout 1999, the need for borrowings under its line of credit facility in order to finance its business operations. Since its initial public offering in 1993, the Company had been able to finance its business operations out of internally generated working capital without resort to any outside credit facility. In addition, the first semi-annual $4,000,000 principal payment under its outstanding senior notes is due in September 1999. The Company has recently been required by the financial institution providing its line of credit facility to secure its obligations under the facility through a pledge of substantially all of its assets. The line of credit facility currently expires in August 1999, although the Company is engaged in negotiations to extend or replace this facility in order to provide working capital borrowing capacity at least into 2000. In particular if the Company is not able to secure an adequate working capital credit facility that extends past the expiration of its current facility, there can be no assurance that the Company will generate sufficient cash flow from operations to finance its business operations for the remainder of 1999 and also meet its obligations under its senior notes.

     CUSTOMER CONCENTRATION. The Company's sales have been, and very likely will continue to be, concentrated among a small number of customers. In 1998, sales to the Company's top five customers represented approximately 61% of net sales. Aldila's principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts. In 1998, Callaway accounted for 26% of net sales and Taylor Made accounted for 15% of net sales. The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of specific clubs manufactured by customers, will have on its future business or operating results.

     While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with the industry practice, generally does not have long-term contracts with its customers. In this regard, Callaway and Taylor Made, who collectively represent in excess of 40% of the Company's sales in 1998, each purchases from at least two other graphite shaft suppliers. In the event Callaway, Taylor Made or any other significant customer increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer, could have a material adverse effect on the Company's business and operating results. In addition, sales by the Company's major customers are likely to vary dramatically from time to time due to fluctuating public acceptance of their products. The Company anticipates that its sales to Callaway and Taylor Made will decline significantly in 1999 as compared to 1998. If these sales are not replaced with sales to other shaft customers then such decrease could have an adverse effect on the Company's business and operating results.

     SHAFT MANUFACTURING BY CLUB COMPANIES. Another factor that could have a negative impact in the future on the Company's sales to golf club manufacturers would be a decision by one of its customers to manufacture all or a portion of its graphite shaft requirements. While the Company has not to date experienced any material decline in its sales for this reason, should any of the Company's major customers decide to meet any significant portion of their shaft needs internally, it could have a material adverse impact on the Company and its financial results.

     RAW MATERIAL COST/AVAILABILITY. The Company's gross profit margins, in part, are dependent on the price paid for carbon fiber purchased from outside vendors and more substantially in the latter part of 1998 and in 1999 the price paid for the acrylic fiber used for the manufacture of carbon fiber in Evanston, Wyoming and the other costs associated with the operation of the carbon fiber plant.

     The Company experienced an increase in carbon fiber prices in 1996 and 1997 due to the growth being experienced in the use of carbon fiber coupled with relatively little excess capacity. However, the Company experienced minimal increases in raw material costs in 1998 and expects that raw material costs will decline in 1999 due to a moderation in demand for all forms of carbon fiber coupled with higher levels of available capacity for the production of carbon fiber and prepregs in the industry.

     The Company expects to obtain the majority of its carbon fiber from its new facility in Evanston, Wyoming, but has also secured contracts for most of its additional carbon fiber needs from outside vendors through 1999. Depending on market conditions prevailing at the time and extent to which production at its planned facility meets expectations, the Company may face difficulties in obtaining adequate supplies of carbon fiber from external sources to provide for any carbon fiber needs not met internally. If it appears that the carbon fiber facility is not likely to satisfy a significant portion of the Company's needs or if it appears that there will not be adequate availability in the market, the Company may not have made arrangements in advance for the purchase of material amounts of carbon fiber from alternative sources. In addition, the Company is dependent on its internal production of graphite prepreg to support its shaft manufacturing operations and has not secured adequate additional sources of supply should its production of prepreg be interrupted for any reason. The exposure to the Company resulting from its increasing reliance on its own internal production of the raw materials for its golf shaft business is enhanced because the Company currently operates only one prepreg facility and only one carbon fiber manufacturing facility. Although there is currently overcapacity in these industries, there have been significant market shortages of both carbon fiber and graphite prepreg in the recent past and such shortages should be expected to recur in the future.

     In 1998 the Company procured substantially all of its raw acrylic fibers for the carbon fiber operation from two outside vendors. Pursuant to a supply agreement with the Company, Courtaulds has agreed to supply the Company with carbon fiber precursor. The Company believes Courtaulds and its other vendor will provide a reliable source of supply of raw materials at the anticipated operating levels, however, any interruption of precursor supply from one or both of these suppliers would have a material adverse effect on the Company's business.

     RELIANCE ON OFF-SHORE MANUFACTURING FACILITIES. The Company operates manufacturing facilities in Tijuana, Mexico and Zhuhai, People's Republic of China. The Company pays certain expenses of these facilities in Mexican pesos and Chinese renminbis, respectively, which are subject to fluctuations in currency value and exchange rates.

     The Company operates a shaft manufacturing facility in Tijuana, Mexico pursuant to the "maquiladora" duty-free program established by the Mexican and United States governments. Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. The Company also operates in the People's Republic of China in a special economic zone which affords special advantages to companies with regards to income taxes, import and export duties and value added taxes. There can be no assurance that the Mexican government or the People's Republic of China will continue the programs currently in place or that the Company will continue to be able to take advantage of the benefits of the programs. The loss of these benefits could have an adverse effect on the Company's business. The Company is also subject to other customary risks of doing business outside of the United States, including political instability, other import/export regulation, and cultural differences.

     UTILIZATION OF CERTAIN HAZARDOUS MATERIALS. In the ordinary course of its manufacturing processes, the Company uses hazardous substances and generates hazardous waste. The Company has not to date incurred any material liabilities under environmental laws and regulations, and believes that it is in substantial compliance with applicable laws and regulations. Nevertheless, no assurance can be given that the Company will not encounter environmental problems or incur environmental liabilities in the future which could adversely affect its business.

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

     The Company is also seeking to develop new applications for the type of carbon fiber that it produces in its new Wyoming facility. The Company's ability to compete in the sale of graphite prepreg and carbon fiber is dependent to some extent on the Company's ability to cause manufacturers and consumers of carbon fiber-based products to utilize large bundle carbon fiber, which is the sole type of carbon fiber manufactured by the Company. There can be no assurance, however, that these applications will develop to the extent anticipated by the Company.

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

     COMPETITION. Aldila operates in a highly competitive environment for golf equipment sales. The Company believes that it competes principally on the basis of its ability to provide a broad range of high quality, performance graphite shafts, its ability to deliver customized products in large quantities and on a timely basis; the acceptance of graphite shafts in general, and Aldila shafts in particular, by professionals and other golfers, whose preferences are to some extent subjective; and finally, price.

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

     As the Company further enters into the manufacture and sale of carbon fiber and prepreg products, it competes with other producers of carbon fibers and prepregs, many of which have substantially greater research and development, managerial and financial resources than the Company and represent significant competition for the Company.

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

     YEAR 2000. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems and the information systems of its major customers and suppliers to process data having dates on or after January 1, 2000. The Company has developed and implemented a plan to identify and resolve all of the internal Year 2000 issues as well as evaluate its external Year 2000 exposures and risks. There can be no assurance that the Company's efforts to achieve Year 2000 compliance will be successful or that third parties with whom the Company has material relationships will be Year 2000 compliant by January 1, 2000. An interruption of the company's ability to conduct its business due to a Year 2000 problem with a third party could have an adverse effect on the Company. See also discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" in this Form 10-K.

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

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in a 33,000 square foot leased facility in Poway, California (in the San Diego metropolitan area). The Company's golf shafts are manufactured at six separate facilities, one located in the Poway, California, three others located in Tijuana, Mexico and two in the Zhuhai economic development zone of the People's Republic of China. The Company leases 61,000 square feet of office and manufacturing space (which was not being utilized as of December 31, 1998) in Rancho Bernardo, California. The Company also leases a 73,000 square foot facility in Poway, California for shaft manufacturing operations and graphite prepreg production. The Tijuana, Mexico production operations are conducted in leased facilities that aggregate 61,000 square feet. The China facilities are also leased and comprises 109,000 square feet.

     In addition, the Company owns 14 acres of land in Evanston, Wyoming on which the Company has constructed a 50,000 square foot carbon fiber manufacturing plant.

ITEM 3.  LEGAL PROCEEDINGS

     There is no information required to be submitted by the Company under this Item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PERFORMANCE


                                    1998                               1997
         ---------------------------------------------------------------------------
                              HIGH          LOW                HIGH          LOW

         First Quarter        $5 15/16      $4 3/8             $6 1/16       $4 9/16

         Second Quarter       $7 15/16      $5 7/8             $5  3/4       $4 1/8

         Third Quarter        $7 3/8        $ 3 1/2            $6            $4 7/8

         Fourth Quarter       $4            $2 1/8             $6 5/8        $4 1/4


     On March 22, 1999, the closing common stock price was $1.69, and there were approximately 460 common stockholders of record. The company believes a significant number of beneficial owners also own Aldila stock in "street name."

     Aldila, Inc. common stock is traded on the NASDAQ national market, symbol: ALDA.

     The Company intends to retain earnings for use in operations and does not anticipate paying cash dividends on the common stock in the foreseeable future. Aldila, Inc. is a holding company whose ability to pay dividends depends on the receipt of dividends or other payments from its two principal subsidiaries, Aldila Golf Corp. and Aldila Materials Technology Corp. The Company's 6.13% senior notes restrict its ability to declare or pay cash dividends unless certain financial criteria is satisfied.

ITEM 6.   SELECTED FINANCIAL DATA


      The information required as to this Item is contained in the following table.

                                  ALDILA, INC.

                             SELECTED FINANCIAL DATA

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               -----------------------------------------------------------------------------------
                                                    1998             1997            1996             1995             1994
                                               -----------------------------------------------------------------------------------
Operating Results (Year ended December 31):

      Net sales                                        $62,487          $55,636         $58,394          $56,545          $79,779
      Cost of sales                                     44,689           38,742          37,245           32,823           44,206
                                               -----------------------------------------------------------------------------------
           Gross profit                                 17,798           16,894          21,149           23,722           35,573
                                               -----------------------------------------------------------------------------------

      Selling, general and administrative                9,005           10,255           9,112           10,850           12,922
      Amortization of goodwill                           1,427            1,428           1,416            1,398            1,398
      Plant consolidation                                1,200            1,500
                                               -----------------------------------------------------------------------------------
           Operating income                              6,166            3,711          10,621           11,474           21,253
                                               -----------------------------------------------------------------------------------

      Interest expense                                   1,285            1,040           1,266            1,291            1,313
      Other (income), net                                 (218)            (418)           (727)            (857)            (297)
                                               -----------------------------------------------------------------------------------

      Income before income taxes                         5,099            3,089          10,082           11,040           20,237
      Provision for income taxes                         2,300            1,550           4,400            4,770            8,565
                                               -----------------------------------------------------------------------------------

      Net income                                        $2,799           $1,539          $5,682           $6,270          $11,672
                                               -----------------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------------


      Net income per common share-basic:                 $0.18            $0.10           $0.35            $0.38            $0.70
                                               -----------------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------------

      Net income per common share, assuming
        dilution:                                        $0.18            $0.10           $0.35            $0.37            $0.69
                                               -----------------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------------

Selected Operating Results
As Percentage of Net Sales:

      Gross profit                                       28.5%            30.4%           36.2%            42.0%            44.6%
      Selling, general and administrative                14.4%            18.4%           15.6%            19.2%            16.2%
      Operating income                                    9.9%             6.7%           18.2%            20.3%            26.6%
      Net income                                          4.5%             2.8%            9.7%            11.1%            14.6%

Financial Position (at December 31):

      Working capital                                  $15,731          $16,775         $28,274          $24,770          $19,080
      Total assets                                     117,034          113,128         111,935          111,853          109,557
      Long-term debt, including current portion         20,000           20,000          20,000           20,000           20,000
      Total stockholders' equity                        80,254           77,283          78,826           75,481           69,777

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

     In 1998, the Company began production of carbon fiber at its new facility in Evanston, Wyoming. The Company intends to use the output of this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. It also is producing at this new facility carbon fiber in excess of what it will be able to use in the manufacturing of golf club shafts. The Company intends to sell such excess, in some cases in the form of graphite prepreg manufactured using its existing facility in Poway, California, as well as chopped carbon fiber to manufacturers of other carbon fiber-based products. The Company has not yet realized significant revenues from the sale of carbon fiber or graphite prepreg to third parties through the end of 1998. Management of the Company believes that the ability to manufacture carbon fiber will ultimately enable the Company to diversify its sales and reduce its dependence on the overall golf club market, while continuing to leverage the Company's existing composite materials expertise. The new facility underwent a "shakedown" period in 1998 and therefore did not operate at full capability during the year. Management does not expect to operate the plant at full capacity in 1999 due to the weak demand for carbon fiber. The full benefit of this facility to the Company is not expected to be realized until the demand for the Company's carbon fiber increases which will allow the Company to produce at increased volume levels resulting in lower production costs.

     Historically, graphite shafts have principally been offered by manufacturers of higher priced, premium golf clubs, and the Company's sales have been predominantly of premium graphite shafts. However, in recent years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market. The Company now competes aggressively with primarily United States based shaft manufacturers for premium graphite shafts and also against primarily foreign based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment. While the Company's market share in the value segment is not as great as the premium segment, the Company has advanced rapidly in securing new customers in this segment in recent years. Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries. This has had the effect, and is expected by management to continue to have the effect for at least the next several years, of decreasing the selling prices of the Company's shafts. Although the Company's gross profit margin is being adversely affected by the reduction in selling prices, the adverse effects on gross margin should be mitigated to some extent by efforts being taken by the Company to control costs, including obtaining lower prices for its raw materials, manufacturing its own graphite prepreg and increasing the percentage of its shafts being manufactured in countries with lower labor and overhead costs. In order to increase its capacity to manufacture shafts in a lower cost environment, the Company opened a second shaft manufacturing facility in Zhuhai, China during the first quarter of 1999.

     In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply shafts for the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated in one or two customers, thereby making the Company's results of operations dependent to a large extent on continued sales to those customers. In 1998, sales to Callaway Golf Company and Taylor Made Golf represented 26% and 15%, respectively, of the Company's total net sales. The Company anticipates that its sales, both in dollars and as a percentage of total sales to these two customers will decline significantly in 1999 as compared to 1998. If these sales are not replaced with sales to other shaft customers then such decrease could have an adverse effect on the Company's business and operating results. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

RESULTS OF OPERATIONS

     The following table sets forth operating results expressed as a percentage of net sales for the years indicated:

                                                                       Year Ended December 31,
                                                          --------------------------------------------------
                                                              1998              1997              1996
                                                          --------------------------------------------------
Net sales                                                     100.0%            100.0%            100.0%

Cost of sales                                                  71.5              69.6              63.8
                                                          -------------     -------------     --------------
         Gross profit                                          28.5              30.4              36.2
                                                          -------------     -------------     --------------
Selling, general and administrative                            14.4              18.4              15.6

Amortization of goodwill                                        2.3               2.6               2.4

Plant consolidation                                             1.9               2.7
                                                          -------------     -------------     --------------
         Operating income                                       9.9               6.7              18.2
                                                          -------------     -------------     --------------
Other:

         Interest expense                                       2.0               1.9               2.2

         Other (income), net                                   (0.3)             (0.8)             (1.2)
                                                          -------------     -------------     --------------
Income before income taxes                                      8.2               5.6              17.2
Provision for income taxes                                      3.7               2.8               7.5
                                                          -------------     -------------     --------------
Net income                                                      4.5%              2.8%              9.7%
                                                          -------------     -------------     --------------
                                                          -------------     -------------     --------------


1998 COMPARED TO 1997

     NET SALES. Net sales increased $6.9 million, or 12.3%, to $62.5 million for 1998 from $55.6 million for the prior year. The increase in net sales was attributable to increased shaft unit sales to the Company's club manufacturer customers as well as a $1.5 million increase in sales of other carbon fiber products in 1998 as compared to 1997. Shaft unit sales increased 22% in 1998 as compared to 1997, which was offset by a 12% decrease in the average selling price of shafts sold, as a result of a change in product mix to lower priced value shafts.

     Based on the overall weak demand for golf clubs experienced in the fourth quarer of 1998 and forecast for at least the first half of 1999, the Company anticipates its net sales could decline between 25% to 45% in the first half of 1999 versus 1998.

     GROSS PROFIT. Gross profit increased $0.9 million, or 5.4%, to $17.8 million in 1998 from $16.9 million in 1997 principally as a result of the increase in net sales. Gross profit was negatively impacted in 1998 by $1.6 million in charges against cost of sales related to production ramp-up in the new facility in Evanston, Wyoming ($0.7 million) and inventory markdowns on carbon fiber recorded in the fourth quarter of 1998 ($0.9 million). Including these charges, the Company's gross profit margin decreased to 28.5% in 1998 compared to 30.4% in 1997. Before considering these charges, gross profit margin in 1998 increased by 0.7% over the 1997 gross profit margin to 31.1%.

     The Company anticipates its gross profit margin will be negatively impacted in 1999 by the anticipated lower shaft sales volumes forecast for the Company and also as the early production quantities of Evanston, Wyoming produced carbon fiber is relieved from inventories to cost of sales in the form of graphite shaft sales containing carbon fiber produced at relatively higher production costs.

     OPERATING INCOME. Operating income increased $2.5 million, or 66.2%, to $6.2 million in 1998 from $3.7 million in 1997 and increased as a percentage of net sales to 9.9% in 1998 compared to 6.7% in 1997. Selling, general and administrative expense decreased as a percentage of net sales to 14.4% in 1998 as compared to 18.4% in 1997 primarily as a result of lower advertising, promotional and other administrative expenses in 1998 compared to 1997.

     The Company has reflected plant consolidation charges in 1998 ($1.2 million) and 1997 ($1.5 million) in connection with the consolidation of its domestic golf shaft manufacturing operations in Rancho Bernardo, California into its facility in Poway, California. See - "Notes to Consolidated Financial Statements", Note 8.

     INTEREST EXPENSE. Interest expense was $1.3 million in 1998 and $1.0 million in 1997. A total of $20.0 million in long term borrowings remained outstanding during each period. In 1997, $0.2 million of interest was capitalized during the construction period for the Company's new carbon fiber manufacturing facility. The weighted average interest rate on borrowings was 6.13% in 1998 and 1997

     INCOME TAXES. The Company's effective tax rate in 1998 was 45.1% as compared to 50.2% in 1997. The decrease resulted primarily from the increase in profit before tax with constant non-deductible amortization of goodwill in each year.

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

     GROSS PROFIT. Gross profit decreased $4.3 million, or 20.1% to $16.9 million in 1997 from $21.1 million in 1996 primarily as a result of the lower average selling prices for shafts sold and increases in raw material costs. The Company's gross profit margin deceased to 30.4% in 1997 from 36.2% in 1996 as a result of the factors noted above.

     OPERATING INCOME. Operating income decreased $6.9 million, or 65.1%, to $3.7 million in 1997 from $10.6 in 1996 and decreased as a percentage of net sales to 6.7% in 1997 compared to 18.2% in 1996, primarily as a result of the lower gross profit and a $1.5 million plant consolidation charge recorded in the fourth quarter of 1997. The Company plans to consolidate its domestic golf shaft manufacturing operations located in Rancho Bernardo, California into its facility in Poway, California. The $1.5 million charge reflects $900,000 for write-downs of plant and equipment, $450,000 for estimated losses on the Rancho Bernardo facility lease, and $150,000 of other associated consolidation costs. See - "Notes to Consolidated Financial Statements", Note 8.

     Selling, general and administrative expense increased to $10.3 million (or 18.4% of net sales) in 1997 from $9.1 million (or 15.6% of net sales) in 1996 primarily as a result of increased administrative expenses in 1997 as compared to 1996 and as a result of approximately $0.6 million in start-up costs recorded in the fourth quarter of 1997 related to the Company's new carbon fiber manufacturing facility.

     INTEREST EXPENSE. Interest expense was $1.0 million in 1997 and $1.3 million in 1996. A total of $20.0 million in long term borrowings remained outstanding during each period, but in 1997 $0.2 million of interest was capitalized during the construction period for the Company's new carbon fiber manufacturing facility. The weighted average interest rate on borrowings was 6.13% in 1997 and 1996 .

     INCOME TAXES. The Company's effective tax rate in 1997 was 50.2% as compared to 43.6% in 1996. The increase resulted primarily from the decrease in profit before tax with constant non-deductble amortization of goodwill in each year.

LIQUIDITY AND CAPITAL RESOURCES

     Since November 1993, the only indebtedness of the Company has been $20.0 million in 6.13% senior notes due 2001. Generally, the Company has not required borrowings to finance its operations or provide working capital but in 1999 the Company will require additional borrowings to support its working capital needs on a short-term basis. The Company's $20.0 million in 6.13% senior notes require semi-annual principal payments of $4.0 million beginning September 30,1999 through September 30, 2001. The Company has in place a $5.0 million line of credit facility from a financial institution which is secured by substantially all the assets of the Company. This line of credit facility, which was initially established in March of 1998, was amended in March of 1999 and has a maturity date of August 30, 1999. The Company did not take advances against the line of credit in 1998, although it did so the first quarter of 1999. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate (7.75% at December 31, 1998) plus 0.5% or at the LIBOR rate plus 2.0%. The line of credit requires the maintenance of certain financial ratios. As of December 31, 1998, the Company was in compliance with all covenants under the amended line of credit agreement.

     Cash (including cash equivalents) provided by operating activities in 1998 was $4.6 million compared to $1.2 in 1997. This increase resulted principally from the increase in net income and decrease in cash used for working capital items in 1998 as compared to 1997. The Company used $5.9 million for capital expenditures during 1998, primarily related to the completion of construction of a new facility for the manufacture of carbon fiber and for the new shaft manufacturing facility in China. Other than maintenance capital expenditures in the ordinary course of business (which the Company does not expect to be significant), the only planned capital expenditures over the next twelve months are in connection with the completion of the new China shaft facility. Management anticipates capital expenditures over the next 12 months to approximate $1.5 million.

     The Company may from time to time consider the acquisition of businesses complementary to the Company's business. The Company could require additional debt financing if it were to engage in a material acquisition in the future.

SEASONALITY

     Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in highest sales occurring in the second quarter.

     The Company experienced a substantial shaft unit volume increase in 1998 over the previous year which followed a seasonal pattern where sales volume peaked in the second quarter of the fiscal year. However, based on the overall weak demand for golf clubs experienced in the fourth quarter of 1998 and forecast for at least the first half of 1999, the Company anticipates its net sales could decline between 25% to 45% in the first half of 1999 versus 1998 and accordingly, does not anticipate normal seasonal sales trends in 1999.

     YEAR 2000. The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's information systems and the information systems of its major customers and suppliers to process data having dates on or after January 1, 2000 (the "Year 2000" issues).

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

     Included in the Company's plan is the evaluation of its external Year 2000 exposure and risks. The Company is still in the process of contacting its major external customers and suppliers to determine their Year 2000 readiness and evaluate risk factors associated with them. The possibility exists that the Company's manufacturing operations could be affected by external suppliers systems that are not year 2000 compliant. Key risk areas identified by the Company include its energy suppliers to its facility in Evanston, Wyoming as well as electrical providers to the Company in Tijuana, Mexico and Zhuhai, China. If one of these providers is not able to provide the necessary requirements to the Company, there likely would not be a reasonable alternative available to the Company and as a result the Company's business could be negatively impacted.

     To date, the Company has not expended a significant amount in identifying and fixing Year 2000 issues and estimates it will not incur a significant amount for remediation of its remaining Year 2000 issues. Total expenditures are not expected to exceed $100,000. In addition, based on its efforts to date, the Company does not anticipate any significant risk of failure leading to material financial impact resulting from the Year 2000 issue. Consequently, the Company does not intend to create a contingency plan.

     There can be no assurance that the Company's efforts to achieve Year 2000 compliance will be successful or that third parties with whom the Company has material relationships will be Year 2000 compliant by January 1, 2000. An interruption of the Company's ability to conduct its business due to a Year 2000 problem with a third party, such as those noted above, could have an adverse effect on the Company.

 "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     With the exception of historical information (information relating the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties. The Company does not undertake any responsibilities to update these statements in the future. The Company's actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in Item 1 of this Report of Form 10-K and elsewhere in the Company's filings with the Securities and Exchange Commission.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's only indebtedness as of December 31, 1998 was related to its fixed rate financing. The Company anticipates that it will require advances against the line of credit in 1999 to meet short-term working capital requirements, which are at variable rates. The Company believes that its exposure to market risk relating to interest rate risk is not material. The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Mexican peso and the Chinese renminbi. Based on historical movements of these currencies, the Company does not believe that reasonably possible near-term changes in these currencies will have a material adverse effect on the Company's financial position or results of operations. The Company believes that its business operations are not exposed to market risk relating to commodity price risk or equity price risk.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required as to this Item is incorporated by reference from the section headed "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders for the year ended December 31, 1998, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report ("1999 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required as to this Item is incorporated herein by reference from the data under the caption "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required as to this Item is incorporated herein by reference from the data under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

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

                 Consolidated Balance Sheets at
                        December 31, 1998 and 1997;

                 Consolidated Statements of Income for
                        the years ended December 31,
                        1998, 1997 and 1996;

                 Consolidated Statements of Stockholders' Equity
                        for the years ended December 31, 1998,
                        1997 and 1996;

                 Consolidated Statements of Cash Flows
                        for the years ended December 31,
                        1998, 1997 and 1996;

                 Notes to Consolidated Financial Statements

                 Independent Auditors' Report.

2. All financial statement schedules have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

3. See the Index to Exhibits on page 39 of this Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits by an asterisk.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                              ALDILA, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     DECEMBER 31,          DECEMBER 31,
                                                                                         1998                  1997
                                                                                  -------------------   -------------------
ASSETS

CURRENT ASSETS:
          Cash and cash equivalents                                                           $1,972                $3,046
          Accounts receivable                                                                  3,421                 4,640
          Income taxes receivable                                                                  -                    14
          Inventories                                                                         17,326                13,186
          Deferred tax assets                                                                  5,126                 2,902
          Prepaid expenses and other current assets                                            1,006                   734
                                                                                  -------------------   -------------------
               Total current assets                                                           28,851                24,522

PROPERTY, PLANT AND EQUIPMENT                                                                 27,649                26,170

TRADEMARKS AND PATENTS, less accumulated amortization
           of $3,070 and $2,634                                                               14,268                14,704

GOODWILL, less accumulated amortization of $9,862 and $8,435                                  46,198                47,625

DEFERRED FINANCING FEES, less accumulated amortization of
          $198 and $159                                                                           68                   107
                                                                                  -------------------   -------------------

TOTAL ASSETS                                                                                $117,034              $113,128
                                                                                  -------------------   -------------------
                                                                                  -------------------   -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

          Accounts payable                                                                    $3,658                $4,051
          Accrued expenses                                                                     3,897                 3,696
          Income taxes payable                                                                 1,565                     -
          Long-term debt, current portion                                                      4,000                     -
                                                                                  -------------------   -------------------
               Total current liabilities                                                      13,120                 7,747

LONG-TERM LIABILITIES:

          Long-term debt                                                                      16,000                20,000
          Deferred tax liabilities                                                             7,143                 7,487
          Deferred rent liabilities                                                              517                   611
                                                                                 -------------------   -------------------
               Total liabilities                                                              36,780                35,845
                                                                                  -------------------   -------------------

COMMITMENTS AND CONTINGENCIES ( Notes 10 and 12 )

STOCKHOLDERS' EQUITY:

          Preferred stock, $.01 par value; authorized 5,000,000 shares;
               no shares issued
          Common stock, $.01 par value; authorized 30,000,000 shares;
               issued and outstanding 15,462,204 and 15,428,871 shares                           155                   154
          Additional paid-in capital                                                          42,627                42,456
          Retained earnings                                                                   37,472                34,673
                                                                                  -------------------   -------------------
               Total stockholders' equity                                                     80,254                77,283
                                                                                  -------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $117,034              $113,128
                                                                                  -------------------   -------------------
                                                                                  -------------------   -------------------

                      See notes to consolidated financial statements.

                                         ALDILA, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME

                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                  ----------------------------------------------
                                                                      1998            1997            1996
                                                                  -------------   -------------   --------------
NET SALES                                                              $62,487         $55,636          $58,394
COST OF SALES                                                           44,689          38,742           37,245
                                                                  -------------   -------------   --------------
          Gross profit                                                  17,798          16,894           21,149
                                                                  -------------   -------------   --------------

SELLING, GENERAL AND ADMINISTRATIVE                                      9,005          10,255            9,112
AMORTIZATION OF GOODWILL                                                 1,427           1,428            1,416
PLANT CONSOLIDATION                                                      1,200           1,500                -
                                                                  -------------   -------------   --------------
          Operating income                                               6,166           3,711           10,621
                                                                  -------------   -------------   --------------

OTHER:

          Interest expense                                               1,285           1,040            1,266
          Other (income), net                                             (218)           (418)            (727)
                                                                  -------------   -------------   --------------

INCOME BEFORE INCOME TAXES                                               5,099           3,089           10,082
PROVISION FOR INCOME TAXES                                               2,300           1,550            4,400
                                                                  -------------   -------------   --------------

NET INCOME                                                              $2,799          $1,539           $5,682
                                                                  -------------   -------------   --------------
                                                                  -------------   -------------   --------------

NET INCOME PER COMMON SHARE-BASIC                                        $0.18           $0.10            $0.35
                                                                  -------------   -------------   --------------
                                                                  -------------   -------------   --------------

NET INCOME PER COMMON SHARE,
          ASSUMING DILUTION                                              $0.18           $0.10            $0.35
                                                                  -------------   -------------   --------------
                                                                  -------------   -------------   --------------

WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                                      15,452          15,625           16,411
                                                                  -------------   -------------   --------------
                                                                  -------------   -------------   --------------

WEIGHTED AVERAGE NUMBER OF
         COMMON AND COMMON EQUIVALENT
         SHARES                                                         15,519          15,738           16,434
                                                                  -------------   -------------   --------------
                                                                  -------------   -------------   --------------


               See notes to consolidated financial statements.

                         ALDILA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (IN THOUSANDS)


                                                              Common Stock            Additional
                                                   -------------------------------     Paid-in        Retained
                                                          Shares          Amount       Capital        Earnings          Total
                                                   ------------------------------- --------------  --------------  ---------------
Balance at January 1, 1996                                  16,574            $166        $47,863         $27,452          $75,481
Repurchases of common stock                                   (563)             (6)        (2,331)                          (2,337)

Net income                                                                                                  5,682            5,682
                                                   --------------- --------------- --------------  --------------  ---------------

Balance at Deccember 31, 1996                               16,011             160         45,532          33,134           78,826
Repurchases of common stock                                   (600)             (6)        (3,159)                          (3,165)
Common stock issued upon stock option exercises,
     including income tax benefits of $12                       18                             83                               83

Net income                                                                                                  1,539            1,539
                                                   --------------- --------------- --------------  --------------  ---------------

Balance at December 31, 1997                                15,429             154         42,456          34,673           77,283
Common stock issued upon stock option exercises,
     including income tax benefits of $16                       33               1            171                              172

Net income                                                                                                  2,799            2,799
                                                   --------------- --------------- --------------  --------------  ---------------

Balance at December 31, 1998                                15,462            $155        $42,627         $37,472          $80,254
                                                   --------------- --------------- --------------  --------------  ---------------
                                                   --------------- --------------- --------------  --------------  ---------------


                    See notes to consolidated financial statements.

                         ALDILA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                -----------------------------------------------
                                                                                   1998             1997              1996
                                                                                ------------     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                                                  $2,799           $1,539            $5,682
         Adjustments to reconcile net income to net cash
           provided by operating activities:
               Depreciation and amortization                                          5,996            5,373             4,931
               Loss on disposal of fixed assets                                         258                -                 -
               Changes in assets and liabilities:
                      Accounts receivable                                             1,219           (2,180)              708
                      Inventories                                                    (4,140)          (5,377)           (1,735)
                      Deferred tax assets                                            (2,224)            (601)              507
                      Prepaid expenses and other current assets                        (272)            (266)              274
                      Accounts payable                                                 (393)           1,989            (2,168)
                      Accrued expenses                                                  201            1,419              (948)
                      Income taxes payable/receivable                                 1,579             (115)              189
                      Deferred tax liabilities                                         (344)            (419)             (134)
                      Deferred rent liabilities                                         (94)            (152)             (114)
                                                                                ------------     ------------     -------------
                           Net cash provided by operating activities                  4,585            1,210             7,192
                                                                                ------------     ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment, net                                     (5,886)         (14,791)           (4,407)
         Other                                                                           55               33              (117)
                                                                                ------------     ------------     -------------
                           Net cash used for investing activities                    (5,831)         (14,758)           (4,524)
                                                                                ------------     ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                          156               71                 -
        Repurchase of common stock                                                        -           (3,165)           (2,337)
        Tax benefit from exercise of stock options                                       16               12                 -
                                                                                ------------     ------------     -------------
                           Net cash provided by (used for) financing activities         172           (3,082)           (2,337)
                                                                                ------------     ------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,074)         (16,630)              331
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          3,046           19,676            19,345
                                                                                ------------     ------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                               $1,972           $3,046           $19,676
                                                                                ------------     ------------     -------------
                                                                                ------------     ------------     -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the year for:
              Interest                                                               $1,246           $1,226            $1,226
              Income taxes                                                           $3,273           $2,674            $3,841


                       See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY - Aldila, Inc. (a Delaware Corporation) (The "Company") designs, manufacturers and markets graphite golf club shafts for sale principally in the United States.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Aldila Materials Technology Corporation, Aldila Golf, and Aldila Golf's subsidiaries, Aldila de Mexico, Aldila Graphite Products (Zhuhai) Company Ltd. and Aldila Foreign Sales Corporation. All intercompany transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The recorded amounts of assets, liabilities, revenues and expenses are affected by such estimates and assumptions. Actual results could differ from estimates.

     REVENUE RECOGNITION - The Company recognizes revenues as of the date merchandise is shipped to its customers.

     CASH EQUIVALENTS - The Company's investment policy is to invest its excess cash in corporate debt, tax-exempt and government securities, bank related instruments and money market accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has not historically experienced losses on such investments.

     The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments.

     ACCOUNTS RECEIVABLE - The Company sells graphite golf club shafts primarily to golf club manufacturers on credit terms. Historically, credit losses have been minimal in relation to the credit extended.

     INVENTORIES - Inventories are stated at the lower of first-in, first-out
(FIFO) cost or market.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred. The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, as follows:

                                                           Years
                                                           -----
             Building                                         39

             Machinery and equipment                        5-10

             Office furniture and equipment                 3-10


     Leasehold improvements are amortized over the shorter of the asset life or the remaining term of the related lease.

     TRADEMARKS AND PATENTS - Trademarks and patents are being amortized on a straight-line basis over 40 years and 17 years, respectively. Amortization expense was $435,000 in each of 1998, 1997 and 1996.

     GOODWILL - Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 40 years on a straight-line basis.

     EVALUATION OF TRADEMARKS, PATENTS AND GOODWILL - SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. The Company's policy is to evaluate, at each balance sheet date, the appropriateness of the carrying values of the unamortized balances of trademarks, patents and goodwill on the basis of estimated future cash flows and other factors. If such evaluation were to indicate a material impairment of these intangible assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value.

     DEFERRED FINANCING COSTS - Costs associated with the issuance of debt are amortized over the life of the related debt using the interest method. Such amortization is included in interest expense.

     NET INCOME PER COMMON SHARE - In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires the presentation of net income per common share - basic and net income per common share assuming dilution ("EPS") amounts on the face of the income statement. Net income per common share - basic is calculated based upon the weighted average number of shares outstanding during the year, while diluted EPS also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants and contingently issueable shares. The EPS data for 1996 has been restated to conform to the requirements of SFAS No. 128.

     Net income per common share, assuming dilution includes 67,000, 113,000 and 22,000 dilutive equivalent shares from outstanding stock options for 1998, 1997 and 1996, respectively, which are not included in the calculation of net income per common share - basic. Options to purchase 1,230,534 shares of common stock at prices ranging from $4.94 to $16.38 per share were not included in the computation of diluted EPS at December 31, 1998 because the effect of such options would be anti-dilutive. Such options expire at various dates through May of 2008.

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

     SEGMENT DISCLOSURES - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises reporting requirements and definitions for segments of business operations, based on management's approach to segment reporting. It establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company adopted SFAS No. 131 as of December 31, 1998. See Note 13.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31 consist of the following (in thousands):

                                                                         1998            1997
                                                                     ------------    ------------
        Trade accounts receivable                                    $   4,821       $   5,769
        Less:  allowance for doubtful accounts                            (640)           (369)
        Less:  allowance for sales returns                                (760)           (760)
                                                                     ------------    ------------
                 Accounts Receivable                                 $   3,421       $   4,640
                                                                     ------------    ------------
                                                                     ------------    ------------


3.   INVENTORIES

     Inventories at December 31 consist of the following (in thousands):

                                                                           1998           1997
                                                                       -----------    -----------
                        Raw materials                                    $11,210          $7,514
                        Work-in-process                                    3,141           2,108
                        Finished goods                                     2,975           3,564
                                                                       -----------    -----------
                            Inventories                                  $17,326         $13,186
                                                                       -----------    -----------
                                                                       -----------    -----------


4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consist of the following (in thousands):


                                                                                1998                1997
                                                                           -------------      --------------
               Land                                                              $140                 $140
               Machinery and equipment                                         22,683               14,524
               Building                                                         5,894
               Office furniture and equipment                                   1,842                1,938
               Leasehold improvements                                           8,830                7,359
               Property and equipment not yet in service                        2,518               13,088
               Other                                                              196                  167
                                                                           -------------      --------------
                                                                               42,103               37,216
               Less accumulated depreciation and
                    amortization                                              (14,454)             (11,046)
                                                                           -------------      --------------
               Property, plant and equipment                                  $27,649              $26,170
                                                                           -------------      --------------
                                                                           -------------      --------------


     Depreciation and amortization expense was $4,094,000, $3,471,000 and $3,036,000 in 1998, 1997 and 1996, respectively. $225,000 of interest was capitalized in 1997.

5.   ACCRUED EXPENSES

     Accrued expenses at December 31 consist of the following (in thousands):


                                                                             1998              1997
                                                                         ------------      --------------
               Payroll and employee benefits                                   $832              $871
               Plant consolidation                                            1,726             1,491
               Interest payable                                                 306               306
               Other                                                          1,033             1,028
                                                                         ------------      --------------
                        Accrued Expenses                                     $3,897            $3,696
                                                                         ------------      --------------
                                                                         ------------      --------------


6.   LONG-TERM DEBT

     SENIOR NOTES -The Company has $20.0 million in principal amount of senior notes placed with an institutional investor on November 30, 1993. The notes bear interest at 6.13%, payable semi-anually on March 31 and September
30. Semi-annual principal payments of $4.0 million will be due beginning September 30, 1999 through September 30, 2001. The senior notes contain certain restrictions, including limitations on additional borrowings, the payment of dividends and capital stock repurchases. Under the most restrictive provision of the note agreement, approximately $13.7 million of retained earnings is unrestricted and available for such borrowings and expenditures. The senior notes also require the maintenance of certain financial ratios. As of December 31, 1998, the Company was in compliance with all covenants under the senior notes. None of the restrictions contained in the senior notes are expected to have a significant effect on the ability of the Company to operate. The fair value of the fixed rate senior notes approximates their carrying amount based on the estimated current incremental borrowing rates for similar obligations with similar terms.

     LINE OF CREDIT - The Company has in place a $5.0 million line of credit facility from a financial institution which is secured by substantially all of the assets of the Company. This line of credit facility, which was initially established in March of 1998, was amended in March of 1999 and has a maturity date of August 30, 1999. The Company did not take advances against the line of credit in 1998. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate (7.75% at December 31, 1998) plus 0.5% or at the LIBOR rate plus 2.0%. The line of credit requires the maintenance of certain financial ratios. As of December 31, 1998, the Company was in compliance with all covenants under the amended line of credit agreement.

7.   STOCKHOLDERS' EQUITY

     On October 26, 1995, the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of the Company's common stock. The Company intends to repurchase shares from time to time in the market at then prevailing prices, depending on market and general economic conditions. The Company repurchased 600,000 shares at an average price of $5.28 per share in 1997 and approximately 563,000 shares at an average price of $4.15 per share in 1996.

8.   PLANT CONSOLIDATION

     In November of 1997, the Company announced its plans to consolidate its United States graphite golf shaft manufacturing facilities by integrating its operations in Rancho Bernardo, California with its operations in Poway, California. In connection with this decision, a charge in the amount of $1,500,000 (after tax $900,000 or $0.06 per share) was recorded in the fourth quarter ended December 31, 1997. The charge reflected $900,000 of non-cash write-downs for plant and equipment, $450,000 for the estimated future losses on the Rancho Bernardo facility lease and $150,000 for other associated consolidation costs.

     In the fourth quarter ended December 31, 1998, the Company recorded an additional plant consolidation charge in the amount of $1,200,000 (after tax $720,000 or $0.05 per share) for estimated future losses on the Rancho Bernardo facility lease in excess of the provision established in the fourth quarter of 1997. The total plant consolidation charge of $2,700,000 represents management's best estimate of the costs to vacate and sublease this facility. The Company remains obligated under an operating lease for this property through December 31, 2001.

9.   INCOME TAXES

     The components of the provision for income taxes are as follows (in thousands):


                                                          1998             1997             1996
                                                      ------------     ------------    ------------
Current:
         Federal                                           $4,088           $2,014           $3,095
         State                                                764              544              930
                                                      ------------     ------------    ------------
             Total                                          4,852            2,558            4,025
                                                      ------------     ------------    ------------
Deferred:
         Federal                                           (2,030)            (734)             287
         State                                               (538)            (287)              88
                                                      ------------     ------------    ------------
             Total                                         (2,568)          (1,021)             375
                                                      ------------     ------------    ------------
Tax benefit credited directly to
         additional paid-in-capital                            16               13
Provision for income taxes                                 $2,300           $1,550           $4,400
                                                      ------------     ------------    ------------
                                                      ------------     ------------    ------------


     Net deferred income taxes included in current assets in the balance sheet at December 31, consist of the tax effects of temporary differences related to the following (in thousands):

                                                                       1998               1997
                                                                       ----               ----
Inventories                                                            $2,712           $1,280
Accrued expenses                                                        1,098            1,047
Allowance for doubtful accounts and
      sales returns                                                       600              484
Deferred expenses                                                         520
State income taxes                                                        196               91
                                                                   ------------     ------------
Deferred tax assets - current                                          $5,126           $2,902
                                                                   ------------     ------------
                                                                   ------------     ------------


     Net deferred income taxes included in long-term liabilities in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):


                                                                       1998             1997
                                                                       ----             ----
Trademarks and patents                                                 $6,252           $6,454
Property and equipment                                                    413              728
Other                                                                     478              305
                                                                   ------------     ------------
Deferred tax liability - long term                                     $7,143           $7,487
                                                                   ------------     ------------
                                                                   ------------     ------------


     Differences between the statutory federal income tax rate and the effective tax rate as a percentage of income taxes are summarized below.

                                                                     1998               1997              1996
                                                                     ----               ----              ----
       Statutory rate                                                 34.0%              34.0%             35.0%
       State income taxes, net of Federal tax benefit                  2.9                7.9               6.7
       Non-deductible amortization                                     9.7               15.9               5.0
       Other items                                                    (1.5)              (7.6)             (3.1)
                                                                     -------            -------           ------
       Effective rate                                                 45.1%              50.2%             43.6%
                                                                     -------            -------           ------
                                                                     -------            -------           ------


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

     The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock option plan. Had compensation cost for the company's stock option awards been determined based upon the fair value at the grant date for awards from 1995, through 1998 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                               1998             1997             1996
                                                          -------------    -------------    -------------
     Net income - pro forma                                   $1,616             $864           $5,232
                  (in thousands)
     Net income per share, basic and                           $0.10            $0.05            $0.32
                  assuming dilution - pro forma


     The pro forma effect on net income is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The weighted average fair value of options granted under the Company's stock option plans during 1998, 1997 and 1996 were estimated at $3.18, $2.02 and $1.91 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, expected volatility of 43% in 1998 and 34% in 1997 and 1996, risk free rate of return of 5.7% in 1998 and 6.3% in 1997 and 1996 and expected lives of five years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

     A summary of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996 and activity during the years then ended is presented below:


                                   1998                               1997                               1996
                        -------------------------------     ------------------------------    -----------------------------
                                              Weighted                         Weighted                          Weighted
                                              Average                           Average                          Average
                                              Exercise                         Exercise                          Exercise
                             Shares            Price             Shares          Price             Shares         Price
                        ------------------ -------------    --------------- --------------    --------------- -------------
     Outstanding at
         January 1           2,003,992         $5.56            1,193,064        $6.09             593,064        $7.55
     Granted                   480,000         $6.94            1,058,814        $4.85             610,000        $4.67
     Exercised                 (33,333)        $4.70              (17,719)       $4.00
     Terminated               (308,500)        $6.05             (230,167)       $5.21             (10,000)       $5.41
                             ----------                         ----------                       ----------       -----
     Outstanding at
         December 31         2,142,159         $5.81            2,003,992        $5.56           1,193,064        $6.09
                             ----------        -----            ----------       -----           ----------       -----
                             ----------        -----            ----------       -----           ----------       -----


     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:


                                                       Options Outstanding                    Options Exercisable
                                                ----------------------------------     ---------------------------------
                                                     Weighted
                                   Number             Average           Weighted              Number          Weighted
         Range of               Outstanding          Remaining          Average             Exercisable        Average
         Exercise             at December 31,       Contractual         Exercise          at December 31,     Exercise
          Prices                    1998            Life (Yrs.)          Price                  1998            Price
----------------------------------------------- ------------------- --------------     -------------------- -------------
           $2.00                    35,086             3.7               $2.00                 35,086            $2.00
       $4.44 - $7.06             1,979,923             8.2               $5.37                849,601            $5.07
      $12.56 - $16.38              127,150             4.6              $13.65                127,150           $13.65
                            ------------------- ------------------- --------------     -------------------- -------------
       $2.00 - $16.38            2,142,159             7.9               $5.81              1,011,837            $6.04
                            ------------------- ------------------- --------------     -------------------- -------------
                            ------------------- ------------------- --------------     -------------------- -------------


     As of December 31, 1997 and 1996, 600,861 and 283,838 shares were exercisable under the Plans at a weighted average exercise price of $7.16 and $8.47 per share respectively.

     As of December 31, 1998, an aggregate of 1,006,787 shares remain available for grant under the Plans. In addition, during each of 1994 and 1993, options covering 26,314 shares were granted to two directors of the Company apart from the Stock Option Plans. The options were granted at $14.13 and $16.38 per share, respectively. The terms of these options are consistent with those granted under the 1992 Stock Option Plan.

11.  EMPLOYEE BENEFIT PLAN

     In July of 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the "Plan") for employees of the Company and its subsidiaries. The Plan became effective on October 1, 1994. This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company matches the first 4% of wages contributed by employees at a rate of $0.25 for every $1.00. The Company's matching contribution vests over four years based on years of service. The Company's contributions amounted to $53,000, $61,000 and $54,000 in 1998, 1997 and 1996, respectively.

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases building space and certain equipment under operating leases. The Company's leases for office and manufacturing space contain rental escalation clauses and renewal options. Rental expense for the Company was $1,046,000, $1,404,000 and $1,270,000 for 1998, 1997 and 1996, respectively.

     As of December 31, 1998, future minimum lease payments for all operating leases are as follows (in thousands):

                1999                                     $1,814
                2000                                      1,213
                2001                                      1,117
                2002                                        347
                2003                                        361
                Thereafter                                1,898
                                                          -----
                                                         $6,750
                                                          -----
                                                          -----

13.  SEGMENT INFORMATION

     The Company designs and manufacturers graphite shafts for golf club manufacturers. In doing so, the Company also manufactures carbon fiber and prepreg materials which are utilized in the manufacture of graphite golf shafts. In accordance with SFAS No. 131, the Company considers its business to consist of one reportable operating segment.

     Sales to a major customer represented 26%, 32%, and 43% of net sales in 1998, 1997, and 1996, respectively. Sales to a second customer represented 15%, 22%, and 16% of net sales in 1998, 1997, and 1996, respectively.

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 1998 (in thousands, except per share data):

                                                                         Quarter Ended
                                    -------------------------------------------------------------------------------------
                                         March 31,              June 30,            September 30,        December 31,
                                    -------------------     ----------------     ------------------    ------------------
    1998:

    Net Sales                             $19,117               $21,153                 $13,609               $8,608
    Gross profit                            5,840                 5,976                   4,111                1,871
    Net income (loss)                       1,141                 1,564                     755                 (661)
    Net income (loss) per common
         share, assuming dilution           $0.07                 $0.10                   $0.05               ($0.04)
-------------------------------------------------------------------------------------------------------------------------
    1997:

    Net sales                             $14,601               $17,008                 $12,772              $11,255
    Gross profit                            4,817                 5,698                   3,934                2,445
    Net income (loss)                         933                 1,376                     791               (1,561)
    Net income (loss) per common
     share, assuming dilution               $0.06                 $0.09                   $0.05               ($0.10)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Aldila, Inc.:

We have audited the consolidated balance sheets of Aldila, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

San Diego, California

February 3, 1999 (March 22, 1999 as to the effects of the amendment to the line of credit described in Note 6)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALDILA, INC.

                                  By:           /s/ Gary T. Barbera
                                       ---------------------------------------
                                                  Gary T. Barbera
                                               Chairman of the Board,
                                               Chief Executive Officer

                    SIGNATURE                             TITLE                                        DATE
                    ---------                             -----                                        -----
                 /s/ Gary T. Barbera               Chief Executive Officer                         March 22, 1999
     ------------------------------------            and Director (Principal
                     Gary T. Barbera                 Executive Officer)

               /s/ Robert J. Cierzan               Vice President, Finance                         March 22, 1999
     ------------------------------------            (Principal Financial Officer
                   Robert J. Cierzan                 and Principal Accounting Officer)

                                                   Chairman Emeritus of the Board                  March   , 1999
     ------------------------------------            and Director
                  Vincent T. Gorguze

              /s/ Peter R. Mathewson               Vice President and Director                     March 22, 1999
     ------------------------------------
                  Peter R. Mathewson

                /s/ Peter E. Bennett               Director                                        March 22, 1999
     ------------------------------------
                    Peter E. Bennett

            /s/ Marvin M. Giles, III               Director                                        March 22, 1999
     ------------------------------------
                Marvin M. Giles, III

                   /s/ John J. Henry               Director                                        March 22, 1999
     ------------------------------------
                       John J. Henry

                                                   Director                                        March   , 1999
     ------------------------------------
                Donald C. Klosterman

                /s/ Wm. Brian Little               Director                                        March 22, 1999
     ------------------------------------
                    Wm. Brian Little

                    /s/ Chapin Nolen               Director                                        March 22, 1999
     ------------------------------------
                        Chapin Nolen

                 /s/ Thomas A. Brand               Director                                        March 22, 1999
     ------------------------------------
                     Thomas A. Brand

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                  EXHIBIT                                                                     PAGE
       -------                 -------                                                                     ----
         2.1  --        Agreement of Purchase and Sale, dated as of December 14,
                           1991, by and among Aldila Acquisition Corp., Aldila,
                           Inc. and all of the Shareholders of Aldila, Inc., as
                           amended by the First Amendment dated January 9, 1992
                           by and among Aldila Acquisition Corp., Aldila, Inc.
                           and all the Shareholders of Aldila, Inc. (Filed as
                           Exhibit 2.1 to the Company's Registration Statement
                           on Form S-1 (Registration No. 33-61560)and in-
                           corporated herein by reference).

         3.1  --        Restated Certificate of Incorporation.  (Filed as
                           Exhibit 3.1 to the Company's Registration Statement
                           on Form S-1 (Registration No. 33-70010) and in-
                           corporated herein by reference).

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

       *10.1  --        1992 Stock Option Plan of the Company, as amended.
                           (Filed as Exhibit 10.6 to the Company's Registration
                           Statement on Form S-1 (Registration No. 33-61560)
                           and incorporated herein by reference).

       *10.2  --        Form of Stock Option Agreement in connection with Stock
                           Option Plan. (Filed as Exhibit 10.7 to the Company's
                           Registration Statement on Form S-1 (Registration
                           No. 33-61560) and incorporated herein by reference).

       EXHIBIT
       NUMBER                  EXHIBIT                                                                     PAGE
       -------                 -------                                                                     ----
       *10.3  --        Executive Bonus Plan of the Company.  (Filed as Exhibit
                           10.2 to the Company's Report on Form 10-Q for the
                           quarterly period ended September 30, 1994 and
                           incorporated herein by reference).

        10.4  --        Form of Indemnification Agreement between the Company
                           and its directors and executive officers. (Filed as
                           Exhibit 10.13 to the Company's Registration Statement
                           on Form S-1 (Registration No. 33-61560) and
                           incorporated herein by reference).

        10.5  --        Business Park Net Lease dated as of May 29, 1987,
                           between the Company and Kaiser Development Company as
                           amended by the First Amendment to Lease dated as of
                           January 12, 1992, between the Company and Bedford
                           Development Company. (Filed as Exhibit 10.15 to the
                           Company's Registration Statement on Form S-1
                           (Registration No. 33-61560) and incorporated herein
                           by reference).

        10.6  --        Lease Agreement dated as of October 15, 1990, between
                           the Company and Baja del Mar, S.A. de C.V. (Filed as
                           Exhibit 10.16 to the Company's Registration Statement
                           on Form S-1 Registration No. 33-61560) and
                           incorporated herein by reference).

        10.7  --        Lease Agreement dated as of August 30, 1993, between the
                           Company and T.M. Cobb Company.  (Filed as Exhibit
                           10.16 to the Company's Registration Statement on Form
                           S-1 (Registration No. 33-70010) and incorporated
                           herein by reference).

        10.8  --        First Amendment to Lease Agreement dated as of August
                           30, 1993, between the Company and T.M. Cobb Company.
                           (Filed as Exhibit 10.14 to the Company's Report on
                           Form 10-K for the year ended December 31, 1993 and
                           incorporated herein by reference).

        10.9  --        Lease Agreement dated as of November 30, 1993, between
                           the Company and T.M. Cobb Company.  (Filed as Exhibit
                           10.15 to the Company's Report on Form 10-K for the
                           year ended December 31, 1993 and incorporated herein
                           by reference).

       *10.10  --       Form of Stock Option Agreement, dated October 5, 1993,
                           between Marvin M. Giles, III and the Company. (Filed
                           as Exhibit 10.18 to the Company's Registration
                           Statement on Form S-1 (Registration No. 33-70010) and
                           incorporated herein by reference).

       EXHIBIT
       NUMBER                  EXHIBIT                                                                     PAGE
       -------                 -------                                                                     ----
        10.11  --       1994 Stock Incentive Plan of the Company as amended
                           (filed as Exhibit A to the Company's 1996 Proxy
                           Statement dated March 28, 1996 and incorporated
                           herein by reference).

        10.12  --       Form of Stock Option Agreement in connection with the
                           1994 Stock Incentive Plan (filed as Exhibit 10.1 to
                           the Report on Form 10-Q for the quarterly period
                           ended September 30, 1994 and incorporated herein
                           by reference).

        10.13  --       Lease Agreement dated May 15, 1995 between the Company
                           and Desarrollo Industrial de Tijuana, S.A. de C.V.
                           (Filed as Exhibit 10.1 to the Company's Report on
                           Form 10-Q for the quarterly period ended June 30,
                           1995 and incorporated herein by reference).

        10.14  --       Supply Agreement commencing January 1, 1998 between
                           Courtaulds Fibres, Ltd. And Aldila Materials
                           Technology Corp. (Filed as Exhibit 10.20 to the
                           Company's Report on Form 10-K for the year ended
                           December 31, 1997 and incorporated herein by
                           reference).

        10.15  --       Loan agreement dated March 27, 1998 between Aldila, Inc.
                           and Union Bank of California, N.A. (Field as Exhibit
                           10.1 to the Company's Report on Form 10-Q for the
                           quarterly period ended March 31, 1998 and
                           incorporated herein by reference).

        10.16  --       First Amendment to Loan Agreement dated March 22, 1999
                           between Aldila, Inc. and Union Bank of California,
                           N.A.

        11.1  --        Statement re:  Computation of Net Income per Common
                           Share

        21.1  --        Subsidiaries of the Company (Filed as Exhibit 21.1 to
                           the Company's Report on Form 10-K for the year ended
                           December 31, 1997 and incorporated herein by
                           reference.)

        23.1  --        Independent Auditors' Consent

        27.1  --        Financial Data Schedule

*Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.