Form 10-Q
period 1999-03-31
ALDILA INC
filed 1999-05-13
CIK 902272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

As of May 11, 1999 there were 15,462,204 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

-------------------------------------------------------------------------------

                                  ALDILA, INC.

                                TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1999

                                                                            PAGE
                                                                            ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                     Consolidated Balance Sheets at
                        March 31, 1999 and December 31, 1998                  3

                     Consolidated Statements of Income for the three
                        months ended March 31, 1999 and 1998                  4

                     Consolidated Statements of Cash Flows for the
                        three months ended March 31, 1999 and 1998            5

                     Notes to Consolidated Financial Statements               6

Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      7


PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                            13

Item 2.         Changes in Securities                                        13

Item 3.         Defaults Upon Senior Securities                              13

Item 4.         Submission of Matters to a Vote of Security Holders          13

Item 5.         Other Information                                            13

Item 6.         Exhibits and Reports on Form 8-K                             13

                Signatures                                                   14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ALDILA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,    DECEMBER 31,
                                                                              1999           1998
                                                                          ------------   ------------
ASSETS                                                                    (Unaudited)
CURRENT ASSETS:
          Cash and cash equivalents                                       $        397   $      1,972
          Accounts receivable                                                    5,905          3,421
          Inventories                                                           17,353         17,326
          Deferred tax assets                                                    4,891          5,126
          Prepaid expenses and other current assets                                966          1,006
                                                                          ------------   ------------
               Total current assets                                             29,512         28,851

PROPERTY, PLANT AND EQUIPMENT                                                   27,171         27,649

TRADEMARKS AND PATENTS                                                          14,159         14,268

GOODWILL                                                                        45,841         46,198

DEFERRED FINANCING FEES                                                             59             68
                                                                          ------------   ------------

TOTAL ASSETS                                                              $    116,742   $    117,034
                                                                          ------------   ------------
                                                                          ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable                                                $      3,381   $      3,658
          Accrued expenses                                                       3,194          3,897
          Income taxes payable                                                     942          1,565
          Line of credit                                                         1,700           --
          Long-term debt, current portion                                        8,000          4,000
                                                                          ------------   ------------
               Total current liabilities                                        17,217         13,120

LONG-TERM LIABILITIES:
          Long-term debt                                                        12,000         16,000
          Deferred tax liabilities                                               7,091          7,143
          Deferred rent liabilities                                                487            517
                                                                          ------------   ------------
               Total liabilities                                                36,795         36,780
                                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value; authorized 5,000,000 shares;
               no shares issued
          Common stock, $.01 par value; authorized 30,000,000 shares;
               issued and outstanding 15,462,204 shares                            155            155
          Additional paid-in capital                                            42,627         42,627
          Retained earnings                                                     37,165         37,472
                                                                          ------------   ------------
               Total stockholders' equity                                       79,947         80,254
                                                                          ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    116,742   $    117,034
                                                                          ------------   ------------
                                                                          ------------   ------------

                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------
NET SALES                                     $     10,563    $     19,117
COST OF SALES                                        8,274          13,277
                                              ------------    ------------
          Gross profit                               2,289           5,840
                                              ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE                  1,865           3,068
AMORTIZATION OF GOODWILL                               357             357
                                              ------------    ------------
          Operating income                              67           2,415
                                              ------------    ------------

OTHER:
          Interest expense                             334             316
          Other expense (income), net                    7             (47)
                                              ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (274)          2,146
PROVISION FOR INCOME TAXES                              33           1,005
                                              ------------    ------------

NET INCOME (LOSS)                             ($       307)   $      1,141
                                              ------------    ------------
                                              ------------    ------------


NET INCOME (LOSS) PER COMMON SHARE - BASIC    ($      0.02)   $       0.07
                                              ------------    ------------
                                              ------------    ------------

NET INCOME (LOSS) PER COMMON SHARE,
          ASSUMING DILUTION                   ($      0.02)   $       0.07
                                              ------------    ------------
                                              ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING                         15,462          15,432
                                              ------------    ------------
                                              ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON
         AND COMMON EQUIVALENT SHARES               15,462          15,482
                                              ------------    ------------
                                              ------------    ------------

                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    -----------------------------
                                                                                        1999             1998
                                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                          ($       307)    $      1,141
         Adjustments to reconcile net income (loss) to net cash
           provided by (used for) operating activities:
               Depreciation and amortization                                               1,585            1,353
               Loss on disposal of fixed assets                                                9             --
               Changes in assets and liabilities:
                      Accounts receivable                                                 (2,484)          (5,116)
                      Inventories                                                            (27)           1,032
                      Prepaid expenses and other current assets                              275               88
                      Accounts payable                                                      (277)           1,258
                      Accrued expenses                                                      (703)            (411)
                      Income taxes payable                                                  (623)           1,066
                      Deferred tax liabilities                                               (52)             (75)
                      Deferred rent liabilities                                              (30)             (27)
                                                                                    ------------     ------------
                           Net cash provided by (used for) operating activities           (2,634)             309
                                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment, net                                            (641)          (1,096)
                                                                                    ------------     ------------
                           Net cash used for investing activities                           (641)          (1,096)
                                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under line of credit                                                    1,700             --
        Proceeds from issuance of common stock                                              --                 93
        Tax benefit from exercise of stock options                                          --                  6
                                                                                    ------------     ------------
                           Net cash provided by financing activities                       1,700               99
                                                                                    ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (1,575)            (688)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             1,972            3,046
                                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $        397     $      2,358
                                                                                    ------------     ------------
                                                                                    ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
              Interest                                                              $        630     $        613
              Income taxes                                                          $        473     $          9

                 See notes to consolidated financial statements

                          ALDILA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 1999 and the consolidated statements of income and of cash flows for the three month period ended March 31, 1999 and 1998, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The consolidated balance sheet as of December 31, 1998 was derived from the Company's audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the Company's December 31, 1998 consolidated financial statements and notes thereto.

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                               March 31,      December 31,
                                                 1999             1998
                                                 ----             ----
Raw materials                                     $11,039          $11,210
Work in process                                     3,559            3,141
Finished goods                                      2,755            2,975
                                             ------------     ------------
         Inventories                              $17,353          $17,326
                                             ------------     ------------
                                             ------------     ------------

3.   LONG-TERM DEBT

     LINE OF CREDIT - The Company has in place a $5.0 million line of credit facility from a financial institution which is secured by substantially all of the assets of the Company. This line of credit facility, which was initially established in March of 1998, was amended in March of 1999 and has a maturity date of August 30, 1999. The Company has taken advances of $1.7 million against the line of credit through March 31, 1999. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate (7.75% at March 31, 1999) plus 0.5% or at the LIBOR rate plus 2.0%. The line of credit requires the maintenance of certain financial ratios. As of March 31, 1999, the Company was in compliance with all covenants under the amended line of credit agreement.

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

     In 1998, the Company began production of carbon fiber at its new facility in Evanston, Wyoming. The Company will use the output of this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. It is also producing at this new facility carbon fiber in excess of what it will be able to use in the manufacturing of golf club shafts. The Company intends to sell such excess, in some cases in the form of graphite prepreg manufactured using its existing facility in Poway, California, as well as chopped fiber to manufacturers of other carbon fiber-based products. The Company did not realize significant revenues from the sale of carbon fiber or graphite prepreg to third parties through the end of 1998. Management of the Company believes that the ability to manufacture carbon fiber will ultimately enable the Company to diversify its sales and reduce its dependence on the overall golf club market, while continuing to leverage the Company's existing composite materials expertise. The new facility underwent a "shakedown" period in 1998 and therefore did not operate at full capability during the year. Management does not expect to operate the plant at full capacity in 1999 due to the weak demand for carbon fiber. The full benefit of this facility to the Company is not expected to be realized until the demand for the Company's carbon fiber increases which will allow the Company to produce at increased volume levels resulting in lower production costs.

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

RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

     NET SALES. Net sales decreased $8.6 million, or 44.7%, to $10.6 million for the first quarter ended March 31, 1999 (the "1999 Period") from $19.1 million for the first quarter ended 1998 (the "1998 Period"). The decrease in net sales was attributable to decreased shaft unit sales to the Company's club manufacturer customers and a decrease in the average selling price of shafts sold. Shaft unit sales decreased 42% in the 1999 Period as compared to the 1998 Period, and the average selling price of shafts sold decreased 16%, partly as a result of a change in product mix to lower priced value shafts. Sales of other carbon fiber products increased $0.6 million, or 145% in the 1999 Period as compared to the 1998 Period.

     The company expects that shaft sales, both in total units and in dollars, will continue to be lower, at least for the next two quarters, than they were in comparable periods in 1998 as a result of an overall weak market for golf clubs the impact of which was first felt in the fourth quarter of 1998.

     GROSS PROFIT. Gross profit decreased $3.6 million, or 60.8%, to $2.3 million for the 1999 Period from $5.8 million for the 1998 Period principally as a result of the decrease in net sales. The Company's gross profit margin decreased to 21.7% in the 1999 Period compared to 30.5% in the 1998 Period as a result of lower average selling prices for shafts and fixed costs being spread over reduced operating levels in the 1999 Period. Gross profit margin was also negatively impacted in the 1999 Period as the early production quantities of Evanston, Wyoming produced carbon fiber was relieved from inventories to cost of sales in the form of graphite shaft sales containing carbon fiber produced at relatively higher production costs.

     OPERATING INCOME. Operating income decreased $2.3 million, or 97.2%, to $0.1 million for the 1999 Period from $2.4 million for the 1998 Period, and decreased as a percentage of net sales to 0.6% in the 1999 Period compared to 12.6% in the 1998 Period. Selling, general and administrative expense decreased $1.2 million, or 39.2%, to $1.9 million for the 1999 Period from $3.1 million for the 1998 Period, primarily as a result of reduced administrative expenses in the 1999 Period as compared to the 1998 Period and the absence in the 1999 Period of $0.7 million of start-up costs related to the carbon fiber manufacturing facility recorded in the 1998 Period.

     INCOME TAXES. The Company recorded a provision for income taxes of $33,000 in the 1999 Period primarily as a result of the effect of the Company's non-deductible amortization of goodwill on the pretax loss. The Company's effective tax rate in the 1998 Period was 46.8%.

LIQUIDITY AND CAPITAL RESOURCES

     From November 1993 through the end of 1998, the only indebtedness of the Company was $20.0 million in 6.13% senior notes due 2001, and the Company did not require borrowings to finance its operations or provide working capital. Starting in the first quarter of 1999, however, the Company has required additional borrowings to support its working capital needs on a short term basis and expects to continue to do so for the foreseeable future. The Company's $20.0 million in 6.13% senior notes require semi-annual principal payments of $4.0 million beginning September 30, 1999 through September 30, 2001. The Company has in place a $5.0 million line of credit facility from a financial institution which is secured by substantially all the assets of the Company. This line of credit facility has a maturity date of August 30, 1999. The Company has outstanding borrowings of $1.7 million against the line of credit as of March 31, 1999. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate (7.75% at March 31, 1999) plus 0.5% or at the LIBOR rate plus 2.0%. The line of credit requires the maintenance of certain financial ratios. As of March 31, 1999, the Company was in compliance with all covenants under the amended line of credit agreement. The Company is engaged in negotiations to extend or replace this facility in order to provide working capital borrowing capacity at least into the year 2000. Management anticipates that it will be able to secure adequate financing to support its working capital needs on an on-going basis. However, if the Company is unable to arrange the necessary financing facilities, the Company could be unable to make its principal payments under the 6.13% senior notes on a timely basis or otherwise be adversely affected.

     Cash (including cash equivalents) used for operating activities in the 1999 Period was $2.6 million compared to $0.3 million provided by operating activities for the 1998 Period. This decrease resulted principally from the decrease in net income and an increase in cash used for working capital items in 1999 as compared to 1998. The Company used $0.6 million for capital expenditures during the 1999 Period, primarily related to the completion of construction of the new shaft manufacturing facility in China. Management anticipates capital expenditures to approximate $1.5 million for 1999.

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

     The company experienced a substantial shaft unit volume increase in 1998 over the previous year which followed a seasonal pattern where sales volume peaked in the second quarter of the fiscal year. However, based on the overall weak demand for golf clubs experienced in the fourth quarter of 1998 and the first quarter of 1999, the Company anticipates its net sales could decline between 25% to 45% in the first half of 1999 versus 1998 and accordingly, does not anticipate normal seasonal sales trends in 1999.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties. The Company does not undertake any responsibility to update these statements in the future. The Company's actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of a variety of factors, including (i) the ability to produce high volumes of carbon fiber at lower cost at the Evanston, Wyoming facility, in order to generate incremental profitable revenues through the sale of carbon fiber products other than graphite golf shafts and to reduce the manufacturing costs for the Company's graphite golf club shafts using internally generated carbon fiber (ii) changes in demand by the Company's customers for graphite golf shafts, graphite prepreg or carbon fiber (due to factors such as changes in consumer demand for products including the Company's products, changes in availability or prices for golf shafts, graphite prepreg or carbon fiber, changes in inventory purchasing practices by the Company's customers), (iii) the availability of raw materials for the Company's manufacturing operations (principally carbon fiber and acrylic fiber) at anticipated prices, (iv) the ability of the Company to develop new customer relationships with users of graphite prepreg and carbon fiber, (v) risks resulting from the increasing portion of the Company's manufacturing operations that is conducted in Mexico and China (including the risk of political instability, export/import regulation, currency exchange rate risk, and cultural differences), and (vi) the Company's ability to sublease its Rancho Bernardo facility on a timely basis and in the manner anticipated (which in turn depends in part on the market for leased real property of this type in the vicinity of Rancho Bernardo).

The Company's Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") presents a more detailed discussion of these and other risks related to the forward looking statements in this 10-Q, in particular under "Business Risks" in Part I, Item 1 of the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part I, Item 7 of the Form 10-K.

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

Item 5.  OTHER INFORMATION
              Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibit 11.1 - Statement re:  Computation of Net Income per
                                 Common Share

              (b) Exhibit 27.1 - Financial Data Schedule

              (c) Reports on Form 8-K:
                    No reports on Form 8-K were filed by
                    the Registrant during the quarter
                    ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:                                     ALDILA, INC.


May 11, 1999                               /s/ Robert J. Cierzan
                                           ------------------------------------
                                           Robert J. Cierzan
                                           Vice President, Finance
                                           Signing both in his capacity as
                                           Vice President and as Chief
                                           Accounting Officer of the Registrant