Form 10-Q
period 1999-06-30
ALDILA INC
filed 1999-08-10
CIK 902272

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                                 (858) 513-1801
                          (Registrant's Telephone No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No  ____

As of August 11, 1999 there were 15,462,204 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

------------------------------------------------------------------------------

                                  ALDILA, INC.

                                TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1999

                                                                      PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

               Consolidated Balance Sheets at
                  June 30, 1999 and December 31, 1998                    3

               Consolidated Statements of Income for the three
                  months ended June 30, 1999 and 1998 and the six        4
                  months ended June 30, 1999 and 1998

               Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1999 and 1998                5

               Notes to Consolidated Financial Statements                6

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       7


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                           13

Item 2.     Changes in Securities                                       13

Item 3.     Defaults Upon Senior Securities                             13

Item 4.     Submission of Matters to a Vote of Security Holders         13

Item 5.     Other Information                                           13

Item 6.     Exhibits and Reports on Form 8-K                            14

            Signatures                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ALDILA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            JUNE 30,              DECEMBER 31,
                                                                              1999                    1998
                                                                          -----------             ------------
ASSETS                                                                    (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                                              $    485              $  1,972
     Accounts receivable                                                       7,087                 3,421
     Inventories                                                              15,056                17,326
     Deferred tax assets                                                       4,891                 5,126
     Prepaid expenses and other current assets                                 1,080                 1,006
                                                                            --------              --------
        Total current assets                                                  28,599                28,851

PROPERTY, PLANT AND EQUIPMENT                                                 26,202                27,649

TRADEMARKS AND PATENTS                                                        14,050                14,268

GOODWILL                                                                      45,484                46,198

DEFERRED FINANCING FEES                                                           49                    68
                                                                            --------              --------
TOTAL ASSETS                                                                $114,384              $117,034
                                                                            --------              --------
                                                                            --------              --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $  2,519              $  3,658
     Accrued expenses                                                          3,321                 3,897
     Income taxes payable                                                      1,173                 1,565
     Long-term debt, current portion                                           8,000                 4,000
                                                                            --------              --------
        Total current liabilities                                             15,013                13,120

LONG-TERM LIABILITIES:
     Long-term debt                                                           12,000                16,000
     Deferred tax liabilities                                                  7,039                 7,143
     Deferred rent liabilities                                                   457                   517
                                                                            --------              --------
        Total liabilities                                                     34,509                36,780
                                                                            --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized 5,000,000 shares;
        no shares issued
     Common stock, $.01 par value; authorized 30,000,000 shares;
        issued and outstanding 15,462,204 shares                                 155                   155
     Additional paid-in capital                                               42,627                42,627
     Retained earnings                                                        37,093                37,472
                                                                            --------              --------
        Total stockholders' equity                                            79,875                80,254
                                                                            --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $114,384              $117,034
                                                                            --------              --------
                                                                            --------              --------

                See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                             JUNE 30,
                                                      ------------------------             ------------------------
                                                        1999             1998                1999             1998
                                                      -------          -------             -------          -------
NET SALES                                             $12,612          $21,153             $23,175          $40,270
COST OF SALES                                           9,956           15,177              18,230           28,454
                                                      -------          -------             -------          -------
     Gross profit                                       2,656            5,976               4,945           11,816
                                                      -------          -------             -------          -------

SELLING, GENERAL AND ADMINISTRATIVE                     1,831            2,419               3,696            5,487
AMORTIZATION OF GOODWILL                                  357              357                 714              714
                                                      -------          -------             -------          -------
     Operating income                                     468            3,200                 535            5,615
                                                      -------          -------             -------          -------

OTHER:
     Interest expense                                     344              323                 678              639
     Other expense (income), net                            6              (54)                 13             (101)
                                                      -------          -------             -------          -------

INCOME (LOSS) BEFORE INCOME TAXES                         118            2,931                (156)           5,077
PROVISION FOR INCOME TAXES                                190            1,367                 223            2,372
                                                      -------          -------             -------          -------

NET INCOME (LOSS)                                     $   (72)         $ 1,564             $  (379)         $ 2,705
                                                      -------          -------             -------          -------
                                                      -------          -------             -------          -------

NET INCOME (LOSS) PER COMMON SHARE - BASIC              $0.00            $0.10               (0.02)           $0.18
                                                      -------          -------             -------          -------
                                                      -------          -------             -------          -------

NET INCOME (LOSS) PER COMMON SHARE,
     ASSUMING DILUTION                                  $0.00            $0.10               (0.02)           $0.17
                                                      -------          -------             -------          -------
                                                      -------          -------             -------          -------

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                15,462           15,451              15,462           15,441
                                                      -------          -------             -------          -------
                                                      -------          -------             -------          -------

WEIGHTED AVERAGE NUMBER OF COMMON
     AND COMMON EQUIVALENT SHARES                      15,462           15,893              15,462           15,700
                                                      -------          -------             -------          -------
                                                      -------          -------             -------          -------

                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 -------------------------
                                                                   1999             1998
                                                                 -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $  (379)          $ 2,705
     Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
          Depreciation and amortization                            3,133             2,896
          Loss on disposal of fixed assets                             9                23
          Changes in assets and liabilities:
             Accounts receivable                                  (3,666)           (6,242)
             Inventories                                           2,270             2,637
             Prepaid expenses and other current assets               161               (79)
             Accounts payable                                     (1,139)            1,261
             Accrued expenses                                       (576)              352
             Income taxes payable                                   (392)            1,341
             Deferred tax liabilities                               (104)             (150)
             Deferred rent liabilities                               (60)              (53)
                                                                 -------           -------
                Net cash provided by (used for)
                  operating activities                              (743)            4,691
                                                                 -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                        (744)           (2,317)
                                                                 -------           -------
                Net cash used for investing activities              (744)           (2,317)
                                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit                               1,700                 -
     Payments under line of credit                                (1,700)                -
     Proceeds from issuance of common stock                            -               156
     Tax benefit from exercise of stock options                        -                16
                                                                 -------           -------
                Net cash provided by financing activities              -               172
                                                                 -------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,487)            2,546
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,972             3,046
                                                                 -------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   485           $ 5,592
                                                                 -------           -------
                                                                 -------           -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                  $   660           $   620
       Income taxes                                              $   483           $ 1,166

                See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.    BASIS OF PRESENTATION

      The consolidated balance sheet as of June 30, 1999 and the consolidated statements of income and of cash flows for the three and six month period ended June 30, 1999 and 1998, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The consolidated balance sheet as of December 31, 1998 was derived from the Company's audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the Company's December 31, 1998 consolidated financial statements and notes thereto.


2.    INVENTORIES

      Inventories consist of the following (in thousands):

                                      JUNE 30,                DECEMBER 31,
                                        1999                      1998
                                      --------                ------------
      Raw materials                    $ 9,163                   $11,210
      Work in process                    3,909                     3,141
      Finished goods                     1,984                     2,975
                                       -------                   -------
           Inventories                 $15,056                   $17,326
                                       -------                   -------
                                       -------                   -------


3.    LONG-TERM DEBT

      REVOLVING CREDIT AGREEMENT - On July 9, 1999, Aldila Golf Corp. ("Aldila Golf"), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing. The Agreement has a three year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company. Advances under the Agreement are made based on eligible accounts receivables and inventories of Aldila Golf and bear interest at the Eurodollar rate plus 2.5% or at the bank reference rate at the election of the Company. The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined).

      As of June 30, 1999, the Company did not have outstanding borrowings on its pre-existing line of credit facility. This $5.0 million secured line of credit (with another financial institution) was replaced by the new Agreement in July of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW - BUSINESS CONDITIONS

      Aldila, Inc. and subsidiaries (the "Company") is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with the majority of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs. As a result, the Company's operating results are substantially dependent not only on demand by its customers for the Company's shafts, but also on demand by consumers for clubs including graphite shafts such as the Company's.

      In 1998, the Company began production of carbon fiber at its new facility in Evanston, Wyoming. The Company uses the output of this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. It is also producing at this new facility carbon fiber in excess of what it will be able to use in the manufacturing of golf club shafts. The Company markets such excess, in some cases in the form of graphite prepreg manufactured using its existing facility in Poway, California, as well as chopped fiber to manufacturers of other carbon fiber-based products. Management of the Company believes that the ability to manufacture carbon fiber will ultimately enable the Company to diversify its sales and reduce its dependence on the overall golf club market, while continuing to leverage the Company's existing composite materials expertise. During the period in which the Company has operated this facility, the market for carbon fiber products has been soft, which has limited the Company's ability to take full advantage of the opportunity offered by the facility. Management expects these market conditions to continue for at least the near term.

      In July of 1999, the Company entered into an agreement in principle with an unrelated entity to form a joint venture for the manufacture and sale of carbon fiber at the Company's existing Evanston, Wyoming manufacturing operation. The purpose of the joint venture is to support the carbon fiber needs of each of the venture partners but also to develop, manufacture and market a variety of carbon fiber products for the recreational, industrial and aerospace markets. The specific financial terms of the transaction are not yet available. It is anticipated that the combined carbon fiber requirements of the two parties will allow the operation to produce at increased volume levels resulting in lower carbon fiber production costs and thus limiting the adverse effect of current market conditions. However, there is no assurance that the parties will come to terms that are acceptable to the Company and as a result the Company may not be able to operate the plant at full capacity due to the weak demand for carbon fiber overall.

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

RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

      NET SALES. Net sales decreased $8.5 million, or 40.4%, to $12.6 million for the second quarter ended June 30, 1999 (the "1999 Period") from $21.2 million for the second quarter ended June 30, 1998 (the "1998 Period"). The decrease in net sales was attributable to decreased shaft unit sales to the Company's club manufacturer customers and a decrease in the average selling price of shafts sold. Shaft unit sales decreased 40% in the 1999 Period as compared to the 1998 Period, and the average selling price of shafts sold decreased 18%. Sales of other carbon fiber products increased $1.7 million to $2.2 million, for the 1999 Period as compared to $0.5 million for the 1998 Period primarily related to increased sales of carbon fiber from the Company's facility in Evanston, Wyoming.

      The Company expects that shaft sales, both in total units and in dollars, will continue to be lower, at least in the third quarter of 1999 than they were in the comparable period in 1998 as a result of an overall weak market for golf clubs, the impact of which was first felt in the fourth quarter of 1998.

      GROSS PROFIT. Gross profit decreased $3.3 million, or 55.6%, to $2.7 million for the 1999 Period from $6.0 million for the 1998 Period principally as a result of the decrease in net sales. The Company's gross profit margin decreased to 21.1% in the 1999 Period compared to 28.3% in the 1998 Period as a result of lower average selling prices for shafts and fixed costs being spread over reduced operating levels in the 1999 Period. Gross profit margin was also negatively impacted in the 1999 Period as the early production quantities of Evanston, Wyoming produced carbon fiber was relieved from inventories to cost of sales in the form of graphite shaft sales containing carbon fiber produced at relatively higher production costs.

      OPERATING INCOME. Operating income decreased $2.7 million, or 85.4%, to $0.5 million for the 1999 Period from $3.2 million for the 1998 Period, and decreased as a percentage of net sales to 3.7% in the 1999 Period compared to 15.1% in the 1998 Period. Selling, general and administrative expense decreased $0.6 million, or 24.3%, to $1.8 million for the 1999 Period from $2.4 million for the 1998 Period, primarily as a result of reduced administrative expenses in the 1999 Period as compared to the 1998 Period.

      INCOME TAXES. The Company recorded a provision for income taxes of $190,000 in the 1999 Period primarily as a result of the effect of the Company's non-deductible amortization of goodwill on the pretax income. The Company's effective tax rate in the 1998 Period was 46.6%.

SIX MONTH PERIOD IN 1999 COMPARED TO SIX MONTH PERIOD IN 1998

      NET SALES. Net sales decreased $17.1 million, or 42.5%, to $23.2 million for the six month period ended June 30, 1999 from $40.3 million for the six month period ended June 30, 1998. The decrease in net sales was attributable to decreased shaft unit sales to the Company's club manufacturer customers and a decrease in the average selling price of shafts sold. Shaft unit sales decreased 41% in the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998, and the average selling price of shafts sold decreased 17%. Sales of other carbon fiber products increased $2.2 million to $3.1 million in the six month period ended June 30, 1999 as compared to $0.9 million in the six month period ended June 30, 1998 primarily related to increased sales of carbon fiber from the Company's facility in Evanston, Wyoming.

      GROSS PROFIT. Gross profit decreased $6.9 million, or 58.1%, to $4.9 million for the six month period ended June 30, 1999 from $11.8 million for the six month period ended June 30, 1998 principally as a result of the decrease in net sales. The Company's gross profit margin decreased to 21.3% in the six month period ended June 30, 1999 compared to 29.3% in the six month period ended June 30, 1998 as a result of lower average selling prices for shafts and fixed costs being spread over reduced operating levels in the six month period ended June 30, 1999. Gross profit margin was also negatively impacted in the six month period ended, June 30, 1999 as the early production quantities of Evanston, Wyoming produced carbon fiber was relieved from inventories to cost of sales in the form of graphite shaft sales containing carbon fiber produced at relatively higher production costs.

      OPERATING INCOME. Operating income decreased $5.1 million, or 90.5%, to $0.5 million for the six month period ended June 30, 1999 from $5.6 million for the six month period ended June 30, 1998, and decreased as a percentage of net sales to 2.3% in the six month period ended June 30, 1999 compared to 13.9% in the six month period ended June 30, 1998. Selling, general and administrative expense decreased $1.8 million, or 32.6%, to $3.7 million for the six month period ended June 30, 1999 from $5.5 million for the six month period ended June 30, 1998, primarily as a result of reduced administrative expenses and incentive compensation accruals in the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998 and the absence in the six month period ended June 30, 1999 of $0.7 million of start-up costs related to the carbon fiber manufacturing facility recorded in the first quarter of 1998.

      INCOME TAXES. The Company recorded a provision for income taxes of $223,000 in the six month period ended June 30, 1999 primarily as a result of the effect of the Company's non-deductible amortization of goodwill on the pretax loss. The Company's effective tax rate in the six month period ended June 30, 1998 was 46.7%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has in place a $12.0 million revolving credit facility from a financial institution which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the Eurodollar rate plus 2.5%. The Company's $20.0 million in 6.13% senior notes require semi-annual principal payments of $4.0 million beginning September 30, 1999 through September 30, 2001.

      Cash (including cash equivalents) used for operating activities in the six months ended June 30, 1999 was $0.8 million compared to $4.7 million provided by operating activities for the six month period ended June 30, 1998. This decrease resulted principally from the decrease in net income and an increase in cash used for working capital items in the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998. The Company used $0.7 million for capital expenditures during the six month period ended June 30, 1999, primarily related to the completion of construction of the new shaft manufacturing facility in China. Management anticipates capital expenditures to approximate $1.5 million for 1999.

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

      The Company experienced a substantial shaft unit volume increase in 1998 over the previous year which followed a seasonal pattern where sales volume peaked in the second quarter of the fiscal year. However, based on the overall weak demand for golf clubs experienced in the fourth quarter of 1998 and the first half of 1999, the Company has not experienced normal seasonal trends in 1999 and accordingly, does not anticipate normal seasonal sales trends for the remainder of 1999.

YEAR 2000

      The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's information systems and the information systems of its major customers and suppliers to process data having dates on or after January 1, 2000 (the "Year 2000" issues).

      The Company has evaluated its information technology ("IT") and non-IT systems, including but not limited to computer hardware and software, alarm systems, manufacturing equipment and software, and all other mechanical equipment, to determine areas of exposure to potential Year 2000 issues. Based on this evaluation, a plan was developed and implemented to identify and resolve all of the internal Year 2000 issues. The Company has tested its critical systems and believes them to be Year 2000 compliant. However, the Company has not completed the testing phase for its non critical systems. The Company believes that it will complete its Year 2000 plan by the end of the third quarter of 1999.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties. The Company does not undertake any responsibility to update these statements in the future. The Company's actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of a variety of factors, including (i) the possibility that Aldila and SGL are unable to reach agreement on the final terms of the joint venture or the joint venture is not formed for any other reason, including the failure to obtain any required third party or governmental consents or a material adverse change in the business of Aldila's carbon fiber operation, (ii) the ability to produce high volumes of carbon fiber at lower cost at the Evanston, Wyoming facility, in order to generate incremental profitable revenues through the sale of carbon fiber products other than graphite golf shafts and to reduce the manufacturing costs for the Company's graphite golf club shafts using internally generated carbon fiber, (iii) changes in demand by the Company's customers for graphite golf shafts, graphite prepreg or carbon fiber (due to factors such as changes in consumer demand for products including the Company's products, changes in availability or prices for golf shafts, graphite prepreg or carbon fiber, changes in inventory purchasing practices by the Company's customers), (iv) the availability of raw materials for the Company's manufacturing operations (principally carbon fiber and acrylic fiber) at anticipated prices, (v) the ability of the Company to develop new customer relationships with users of graphite prepreg and carbon fiber, (vi) risks resulting from the increasing portion of the Company's manufacturing operations that is conducted in Mexico and China (including the risk of political instability, export/import regulation, currency exchange rate risk, and cultural differences), and (vii) the Company's ability to sublease its Rancho Bernardo facility on a timely basis and in the manner anticipated (which in turn depends in part on the market for leased real property of this type in the vicinity of Rancho Bernardo).

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

                          PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS
                Not applicable.

Item 2.    CHANGES IN SECURITIES
                Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
                Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                The Company held its Annual Meeting of Stockholders on May 5, 1999. At the Annual Meeting, two items were submitted to a vote of the stockholders of the Company and were approved:

                1) The nine current directors of the company (listed below) were nominated and elected to serve until the next Annual Meeting of Stockholders. Votes cast for each director as well as votes withheld are as follows:

                                                               WITHHELD
                        NAME                     FOR          AUTHORITY
                        ----                     ---          ---------
                Gary T. Barbera              14,414,326        128,834
                Peter E. Bennett             14,417,876        125,284
                Thomas A. Brand              14,401,359        141,801
                Marvin M. Giles, III         14,417,176        125,984
                John J. Henry                14,413,126        130,034
                Donald C. Klosterman         14,413,026        130,134
                Wm. Brian Little             14,418,776        124,384
                Peter R. Mathewson           14,419,376        123,784
                Chapin Nolen                 14,412,626        130,534

                2) The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 1999. 14,484,332 votes were cast for ratification of Deloitte & Touche LLP, 42,398 votes were cast against; and there were 16,430 abstentions and 0 broker non-votes.

Item 5.    OTHER INFORMATION
                Not applicable.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibit 10.1 - Loan and Security Agreement by and between Aldila Golf Corp. and Foothill Capital Corporation dated as of July 9, 1999

               (b) Exhibit 10.2 - Severance Protection Agreement dated March 11, 1999 between Aldila, Inc. and Gary T. Barbera

               (c) Exhibit 10.3 - Severance Protection Agreement dated March 11, 1999 between Aldila, Inc. and Peter R. Mathewson

               (d) Exhibit 10.4 - Severance Protection Agreement dated March 11, 1999 between Aldila, Inc. and Robert J. Cierzan

               (e) Exhibit 10.5 - Severance Protection Agreement dated March 11, 1999 between Aldila, Inc. and Michael J. Rossi

               (f) Exhibit 11.1 - Statement re: Computation of Net Income per Common Share

               (g)  Exhibit 27.1 - Financial Data Schedule

               (h)  Reports on Form 8-K:
                      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:                              ALDILA, INC.


August 11, 1999                     /s/ Robert J. Cierzan
                                    -------------------------------------
                                    Robert J. Cierzan
                                    Vice President, Finance
                                    Signing both in his capacity as
                                    Vice President and as Chief
                                    Accounting Officer of the Registrant