Form 10-Q
period 1999-09-30
ALDILA INC
filed 1999-11-12
CIK 902272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
        [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

Yes      x        No
   -----------      -----------

As of November 11, 1999 there were 15,462,204 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

-------------------------------------------------------------------------------

                                 ALDILA, INC.
                              TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1999

                                                                     PAGE
                                                                     ----
PART I. FINANCIAL INFORMATION
------  ---------------------

Item 1. Financial Statements

                Consolidated Balance Sheets at
                 September 30, 1999 and December 31, 1998               3

                Consolidated Statements of Income for the three
                 months ended September 30, 1999 and 1998 and the
                 nine months ended September 30, 1999 and 1998          4

                Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 1999 and 1998          5

                Notes to Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7


PART II OTHER INFORMATION
------- -----------------
Item 1. Legal Proceedings                                               14

Item 2. Changes in Securities                                           14

Item 3. Defaults Upon Senior Securities                                 14

Item 4. Submission of Matters to a Vote of Security Holders             14

Item 5. Other Information                                               14

Item 6. Exhibits and Reports on Form 8-K                                14

        Signatures                                                      15



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ALDILA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           1999                  1998
                                                                       ------------          -----------
ASSETS                                                                  (UNAUDITED)
CURRENT ASSETS:
          Cash and cash equivalents                                            $739               $1,972
          Accounts receivable                                                 3,832                3,421
          Inventories                                                        13,797               17,326
          Deferred tax assets                                                 4,671                5,126
          Prepaid expenses and other current assets                             921                1,006
                                                                       ------------          -----------
               Total current assets                                          23,960               28,851

PROPERTY, PLANT AND EQUIPMENT                                                25,264               27,649

TRADEMARKS AND PATENTS                                                       13,942               14,268

GOODWILL                                                                     45,127               46,198

DEFERRED FINANCING FEES                                                         288                   68
                                                                       ------------          -----------
TOTAL ASSETS                                                               $108,581             $117,034
                                                                       ------------          -----------
                                                                       ------------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable                                                   $2,421               $3,658
          Accrued expenses                                                    2,718                3,897
          Income taxes payable                                                  624                1,565
          Line of credit                                                        283                    -
          Long-term debt, current portion                                     8,000                4,000
                                                                       ------------          -----------
               Total current liabilities                                     14,046               13,120

LONG-TERM LIABILITIES:
          Long-term debt                                                      8,000               16,000
          Deferred tax liabilities                                            6,987                7,143
          Deferred rent liabilities                                             427                  517
                                                                       ------------          -----------
               Total liabilities                                             29,460               36,780
                                                                       ------------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value; authorized 5,000,000 shares;
               no shares issued
          Common stock, $.01 par value; authorized 30,000,000 shares;
               issued and outstanding 15,462,204 shares                         155                  155
          Additional paid-in capital                                         42,627               42,627
          Retained earnings                                                  36,339               37,472
                                                                       ------------          -----------
               Total stockholders' equity                                    79,121               80,254
                                                                       ------------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $108,581             $117,034
                                                                       ------------          -----------
                                                                       ------------          -----------



                                See notes to consolidated financial statements.

                         ALDILA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Three months ended              Nine months ended
                                                          September 30,                  September 30,
                                                       ------------------              -----------------
                                                        1999        1998                1999       1998
                                                       -------     -------             -------    -------
NET SALES                                              $10,305     $13,609             $33,480    $53,879
COST OF SALES                                            9,019       9,498              27,249     37,952
                                                       -------     -------             -------    -------
          Gross profit                                   1,286       4,111               6,231     15,927
                                                       -------     -------             -------    -------

SELLING, GENERAL AND ADMINISTRATIVE                      1,598       2,079               5,294      7,566
AMORTIZATION OF GOODWILL                                   357         357               1,071      1,071
                                                       -------     -------             -------    -------
          Operating income (loss)                         (669)      1,675                (134)     7,290
                                                       -------     -------             -------    -------
OTHER:
          Interest expense                                 346         322               1,024        961
          Other expense (income), net                        3         (81)                 16       (182)
                                                       -------     -------             -------    -------
INCOME (LOSS ) BEFORE INCOME TAXES                      (1,018)      1,434              (1,174)     6,511
PROVISION (BENEFIT) FOR INCOME TAXES                      (264)        679                 (41)     3,051
                                                       -------     -------             -------    -------
NET INCOME (LOSS)                                        ($754)       $755             ($1,133)    $3,460
                                                       -------     -------             -------    -------
                                                       -------     -------             -------    -------

NET INCOME (LOSS)  PER COMMON SHARE - BASIC             ($0.05)      $0.05              ($0.07)     $0.22
                                                       -------     -------             -------    -------
                                                       -------     -------             -------    -------

NET INCOME (LOSS) PER COMMON SHARE,
          ASSUMING DILUTION                             ($0.05)      $0.05              ($0.07)     $0.22
                                                       -------     -------             -------    -------
                                                       -------     -------             -------    -------

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING                             15,462      15,462              15,462     15,448
                                                       -------     -------             -------    -------
                                                       -------     -------             -------    -------

WEIGHTED AVERAGE NUMBER OF COMMON
         AND COMMON EQUIVALENT SHARES                   15,462      15,557              15,462     15,654
                                                       -------     -------             -------    -------
                                                       -------     -------             -------    -------





                       See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                  (IN THOUSANDS)

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                     ----------------------
                                                                                        1999         1998
                                                                                     ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                              ($1,133)     $3,460
         Adjustments to reconcile net income (loss) to net cash
           provided by (used for) operating activities:
               Depreciation and amortization                                              4,699       4,315
               Loss on disposal of fixed assets                                              11         253
               Changes in assets and liabilities:
                      Accounts receivable                                                  (411)     (1,079)
                      Inventories                                                         3,529        (964)
                      Prepaid expenses and other current assets                             540        (407)
                      Accounts payable                                                   (1,237)      1,572
                      Accrued expenses                                                   (1,179)        (91)
                      Income taxes payable                                                 (941)      1,141
                      Deferred tax liabilities                                             (156)       (225)
                      Deferred rent liabilities                                             (90)        (79)
                                                                                     ----------    --------
                           Net cash provided by operating activities                      3,632       7,896
                                                                                     ----------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment, net                                           (878)     (4,108)
                                                                                     ----------    --------
                           Net cash used for investing activities                          (878)     (4,108)
                                                                                     ----------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under line of credit                                                     283           -
        Principal payments on long-term debt                                             (4,000)          -
        Proceeds from issuance of common stock                                                -         156
        Other, net                                                                         (270)         16
                                                                                     ----------    --------
                           Net cash provided by (used for) financing activities          (3,987)        172
                                                                                     ----------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (1,233)      3,960
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,972       3,046
                                                                                     ----------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $739      $7,006
                                                                                     ----------    --------
                                                                                     ----------    --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
              Interest                                                                   $1,277      $1,239
              Income taxes                                                                 $484      $2,119



                   See notes to consolidated financial statements.

                           ALDILA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.      BASIS OF PRESENTATION

        The consolidated balance sheet as of September 30, 1999 and the consolidated statements of income and of cash flows for the three and nine month periods ended September 30, 1999 and 1998, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The consolidated balance sheet as of December 31, 1998 was derived from the Company's audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the Company's December 31, 1998 consolidated financial statements and notes thereto.

2.      INVENTORIES

        Inventories consist of the following (in thousands):

                                September 30,                December 31,
                                    1999                         1998
                                    ----                         ----
        Raw materials             $  8,120                     $11,210
        Work in process              3,837                       3,141
        Finished goods               1,840                       2,975
                                ------------                 -----------
                Inventories       $ 13,797                     $17,326
                                ------------                 -----------
                                ------------                 -----------


3.      LONG-TERM DEBT

        REVOLVING CREDIT AGREEMENT - On July 9, 1999, Aldila Golf Corp. ("Aldila Golf"), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing. The Agreement has a three year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company. Advances under the Agreement are made based on eligible accounts receivables and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company. The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined). As of September 30, 1999, the Company was in compliance with all covenants under the Agreement.

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

        In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber. During 1998 and through the first nine months of 1999, the Company has used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. During 1999, the Company also produced and sold carbon fiber and chopped fiber from this facility to other unrelated entities for the manufacture of other carbon-based products. Through the first nine months of 1999, sales of carbon fiber and chopped fiber to outside customers from this facility totaled $3.6 million. The contribution to operating income from these sales has been minimal.

        On October 29, 1999, SGL Technik GmbH ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation for approximately $7.0 million in cash. The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners. The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC ("CFT"), for the purchase of carbon fiber at cost plus an agreed mark-up. Profits and losses of CFT will be shared equally by the partners.

        The Company anticipates that the carbon fiber from this facility will primarily be consumed by the venture partners; however, excess carbon fiber produced at this facility will be marketed for sale to unrelated third parties. During the period in which the Company has operated this facility, the market for carbon fiber products has been soft, which has limited the Company's ability to take full advantage of the opportunity offered by the vertical integration of its carbon fiber operation for use in graphite golf shafts. The Company anticipates that the combined carbon fiber requirements of the two partners will allow the operation to produce at increased volume levels resulting in lower carbon fiber production costs, which should help protect the gross profit margins on its golf shaft and external graphite prepreg sales. The extent to which the operation will achieve this result is dependent in part, however, on its ability to increase production to close to the planned capacity of the facility. If the facility does not do so, the per pound cost of the fiber produced will likely be higher due to the substantial fixed costs involved in operating a carbon fiber production facility. In addition, if the facility is not capable of producing carbon fiber at sufficient volumes to satisfy the demands of both venture partners, the Company would be required to acquire additional fiber from third party suppliers, which is likely to be at higher costs to the Company than fiber acquired from the venture.

        Historically, graphite shafts have principally been offered by manufacturers of higher priced, premium golf clubs, and the Company's sales have been predominantly of premium graphite shafts. However, in recent years the Company has offered golf shafts in the value priced segment of the graphite shaft market. The Company now competes aggressively with primarily United States based shaft manufacturers for premium graphite shafts and also against primarily foreign based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment. While the Company's market share in the value segment is not as great as the premium segment, the Company has advanced rapidly in securing new customers in this segment in recent years.
Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries. This has had the effect, and is expected by management to continue to have the effect for at least the next several years, of decreasing the selling prices of the Company's shafts. Although the Company's gross profit margin is being adversely affected by the reduction in selling prices, the adverse effects on gross margin should be mitigated to some extent by efforts being taken by the Company to control costs, including obtaining lower prices for its raw materials, manufactured in countries with lower labor and overhead costs. In order to increase its capacity to manufacture shafts in a lower cost environment, the Company opened a second shaft manufacturing facility in Zhuhai, China during the first quarter of 1999.

        In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply shafts for the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated in one or two customers, thereby making the Company's results of operations dependent to a large extent on continued sales to those customers. In 1998, sales to Callaway Golf Company and Taylor Made Golf represented 26% and 15%, respectively, of the Company's total net sales. In 1999, sales to these two customers, both in dollars and as a percentage of total sales, has declined significantly as compared to 1998. During the first nine months of 1999, the combined slaes to these customers represented 25% of total net sales. The decrease has had an adverse effect on the Company's business and operating results. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

        NET SALES. Net sales decreased $3.3 million, or 24.3%, to $10.3 million for the third quarter ended September 30, 1999 (the "1999 Period") from $13.6 million for the third quarter ended September 30, 1998 (the "1998 Period"). The decrease in net sales was attributable to decreased shaft unit sales to the Company's club manufacturer customers and a decrease in the average selling price of shafts sold. Shaft unit sales decreased 20% in the 1999 Period as compared to the 1998 Period, and the average selling price of shafts sold decreased 18%. Sales of other carbon fiber products increased $1.6 million to $2.0 million, for the 1999 Period as compared to $0.4 million for the 1998 Period primarily related to increased sales of carbon fiber from the Company's facility in Evanston, Wyoming.

        GROSS PROFIT. Gross profit decreased $2.8 million, or 68.7%, to $1.3 million for the 1999 Period from $4.1 million for the 1998 Period principally as a result of the decrease in net sales. The Company's gross profit margin decreased to 12.5% in the 1999 Period compared to 30.2% in the 1998 Period as a result of lower average selling prices for shafts and fixed costs being spread over reduced operating levels in the 1999 Period. Gross profit margin was also negatively impacted in the 1999 Period as the early production quantities of Evanston, Wyoming produced carbon fiber was relieved from inventories to cost of sales in the form of graphite shaft sales containing carbon fiber produced at relatively higher production costs.

        OPERATING INCOME. Operating income decreased $2.3 million to a $0.7 million operating loss for the 1999 Period from $1.7 million of operating income for the 1998 Period. Selling, general and administrative expense decreased $0.5 million, or 23.1%, to $1.6 million for the 1999 Period from $2.1 million for the 1998 Period, primarily as a result of reduced administrative expenses in the 1999 Period as compared to the 1998 Period.

        INCOME TAXES. The Company recorded a benefit for income taxes of $264,000 in the 1999 Period primarily as a result of the effect of the Company's non-deductible amortization of goodwill on the pretax loss. The Company's effective tax rate in the 1998 Period was 47.3%.

NINE MONTH PERIOD IN 1999 COMPARED TO NINE MONTH PERIOD IN 1998

        NET SALES. Net sales decreased $20.4 million, or 37.9%, to $33.5 million for the nine month period ended September 30, 1999 from $53.9 million for the nine month period ended September 30, 1998. The decrease in net sales was attributable to decreased shaft unit sales to the Company's club manufacturer customers and a decrease in the average selling price of shafts sold. Shaft unit sales decreased 36% in the nine month period ended September 30, 1999 as compared to the nine month period ended September 30, 1998, and the average selling price of shafts sold decreased 17%. Sales of other carbon fiber products increased $3.8 million to $5.1 million in the nine month period ended September 30, 1999 as compared to $1.3 million in the nine month period ended September 30, 1998 primarily related to increased sales of carbon fiber from the Company's facility in Evanston, Wyoming.

        GROSS PROFIT. Gross profit decreased $9.7 million, or 60.9%, to $6.2 million for the nine month period ended September 30, 1999 from $15.9 million for the nine month period ended September 30, 1998 principally as a result of the decrease in net sales. The Company's gross profit margin decreased to 18.6% in the nine month period ended September 30, 1999 compared to 29.6% in the nine month period ended September 30, 1998 as a result of lower average selling prices for shafts and fixed costs being spread over reduced operating levels in the nine month period ended September 30, 1999. Gross profit margin was also negatively impacted in the nine month period ended September 30, 1999 as the early production quantities of Evanston, Wyoming produced carbon fiber was relieved from inventories to cost of sales in the form of graphite shaft sales containing carbon fiber produced at relatively higher production costs.

        OPERATING INCOME. Operating income decreased $7.4 million to a $0.1 million operating loss for the nine month period ended September 30, 1999 from $7.3 million in operating income for the nine month period ended September 30, 1998. Selling, general and administrative expense decreased $2.3 million, or 30.0%, to $5.3 million for the nine month period ended September 30, 1999 from $7.6 million for the nine month period ended September 30, 1998, primarily as a result of reduced advertising and administrative expenses and incentive compensation accruals in the nine month period ended September 30, 1999 as compared to the nine month period ended September 30, 1998 and the absence in the nine month period ended September 30, 1999 of $0.7 million of start-up costs related to the carbon fiber manufacturing facility recorded in the first quarter of 1998.

        INCOME TAXES. The Company recorded a benefit for income taxes of $41,000 in the nine month period ended September 30, 1999 primarily as a result of the effect of the Company's non-deductible amortization of goodwill on the pretax loss. The Company's effective tax rate in the nine month period ended September 30, 1998 was 46.9%.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has in place a $12.0 million revolving credit facility from a financial institution which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the Adjusted Eurodollar rate plus 2.5%. The Company has $16.0 million in principal amount outstanding of senior notes which bear interest at 6.13%. Semi-annual principal payments of $4.0 million, plus accrued interest, are due on March 31 and September 30 through September 30, 2001.

        On October 29, 1999, the Company received $7.0 million from the sale of a 50% interest in its carbon fiber manufacturing operation. These funds will be utilized for working capital purposes and are available for the scheduled principal payments due under the senior notes.

        Cash (including cash equivalents) provided by operating activities in the nine months ended September 30, 1999 was $3.6 million compared to $7.9 million provided by operating activities for the nine month period ended September 30, 1998. This decrease resulted principally from the decrease in net income in the nine month period ended September 30, 1999 as compared to the nine month period ended September 30, 1998. The Company used $0.9 million for capital expenditures during the nine month period ended September 30, 1999, primarily related to the completion of construction of the new shaft manufacturing facility in China. Management anticipates capital expenditures to approximate $1.0 million for 1999. As a result of the new venture formed with SGL to operate the Evanston, Wyoming facility, the Company may incur capital expenditures over the next several years to expand and enhance its production capacity in order to take advantage of new opportunities brought to the venture and further reduce production costs for the carbon fiber acquired by the Company.

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

        Included in the company's plan is the evaluation of its external Year 2000 exposure and risks. The Company continues to monitor the progress of its major external customers and suppliers to determine their Year 2000 readiness and evaluate risk factors associated with them. The possibility exists that the Company's manufacturing operations could be affected by external suppliers systems that are not Year 2000 compliant. Key risk areas identified by the Company include energy suppliers to the carbon fiber facility in Evanston, Wyoming as well as electrical providers to the Company in Tijuana, Mexico and Zhuhai, China. If one of these providers is not able to provide the necessary requirements to the Company, there likely would not be a reasonable alternative available to the Company and as a result the Company's business could be negatively impacted.

        To date, the Company has not spent a significant amount in identifying and fixing Year 2000 issues and estimates it will not incur a significant amount for remediation of its remaining Year 2000 issues. Total expenditures are not expected to exceed $100,000. In addition, based on its efforts to date, the Company does not anticipate any significant risk of failure leading to material financial impact resulting from the Year 2000 issue. Contingency plans related to business risks that can be mitigated by company actions are being developed by management.

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

        "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

        With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties. The Company does not undertake any responsibility to update these statements in the future. The Company's actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of a variety of factors, including:

        - risks associated with our joint venture with SGL, including (a) the possibility that the carbon fiber facility will not produce sufficiently high volumes of high quality carbon fiber at low cost to meet our demands as well as those of SGL, (b) risks relating to difficulties in operating and managing the carbon fiber facility through the joint venture, including the risk of irreconcilable differences between SGL and Aldila as to the management of the joint venture, and (c) the risk that SGL will be unable to meet its financial obligations to the joint venture;

        - changes in demand by customers for graphite golf shafts, graphite prepreg and carbon fiber (due to factors such as changes in consumer demand for products including the Company's products, changes in availability or prices for golf shafts, graphite prepreg or carbon fiber and changes in inventory purchasing practices by the Company's customers);

        - the availability of raw materials (principally carbon fiber and acrylic fiber) for our manufacturing operations, including the carbon fiber facility, at anticipated prices;

        - risks resulting from the increasing portion of our manufacturing operations that is conducted in Mexico and China (including the risk of political instability, export/import regulation, currency exchange rate risk, and cultural differences);

        - the ability to develop new customer relationships with non-golf users of graphite prepreg and carbon fiber and changes in demand for carbon fiber and carbon fiber-based products;

        -  the nature and effectiveness of the competition for our products;

        - the availability of our line of credit facility to the extent necessary to meet Aldila's working capital needs, including in connection with principal payments under the Company's outstanding senior notes, next due in March 2000; and

        - the Company's ability to sublease its Rancho Bernardo facility on a timely basis and in the manner anticipated (which in turn depends in part on the market for leased real property of this type in the vicinity of Rancho Bernardo).

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

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------
            Not applicable.

Item 2. CHANGES IN SECURITIES
        ---------------------
            Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------
            Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
            Not applicable

Item 5. OTHER INFORMATION
        -----------------
            Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
            (a) Exhibit 11.1 - Statement re:  Computation of Net
                Income per Common Share

            (b) Exhibit 27.1 - Financial Data Schedule

            (c) Reports on Form 8-K:
                           During the quarter a report on Form 8-K dated
                           August 25, 1999 was filed by the Registrant. It was reported that the Company had received verbal assurance from the U.S. Department of Justice that the Company is not at this time a target of the grand jury investigation into alleged price fixing by certain producers of carbon fiber and prepreg material, although it has been subpoenaed as a subject of the investigation.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:                                    ALDILA, INC.



November 11, 1999                         \s\ Robert J. Cierzan
                                          ------------------------------------
                                          Robert J. Cierzan
                                          Vice President, Finance
                                          Signing both in his capacity as
                                          Vice President and as Chief
                                          Accounting Officer of the Registrant