Form 10-K
period 1999-12-31
ALDILA INC
filed 2000-03-30
CIK 902272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
    (Mark One)
         [ X ]   Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

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

As of March 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on market quotations as of that date, was approximately $26.5 million.

As of March 24, 2000, there were 15,462,204 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated into this report by reference:
Part III The Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

                                  ALDILA, INC.

                               REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                      INDEX


                                                                                    Page
                                                                                    ----
   Part I

            Item 1.    Business                                                        3
            Item 2.    Properties                                                     14
            Item 3.    Legal Proceedings                                              14
            Item 4.    Submission of Matters to a Vote of Security Holders            14


   Part II

            Item 5.    Market for Registrant's Common Equity and Related
                       Stockholder Matters                                            15
            Item 6.    Selected Financial Data                                        16
            Item 7.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                          17
            Item 7a.   Quantitative and Qualitative Disclosures about Market
                         Risk                                                         22
            Item 8.    Financial Statements and Supplementary Data                    22
            Item 9.    Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                          22


   Part III

            Item 10.  Directors and Executive Officers of the Registrant              23
            Item 11.  Executive Compensation                                          23
            Item 12.  Security Ownership of Certain Beneficial Owners
                        and Management                                                23
            Item 13.  Certain Relationships and Related Transactions                  23

   Part IV

            Item 14.  Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K                                                   24



   Signatures                                                                         40
   Exhibit Index                                                                      41


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


ITEM 1.  BUSINESS

GENERAL

     Aldila, Inc. ("Aldila" or the "Company") is the leading designer and manufacturer of high-quality innovative graphite (carbon fiber-based composite) golf shafts in the United States today and has maintained this leading position for over a decade. Aldila enjoys strong relationships with most major domestic and many foreign golf club manufacturers including Callaway, Taylor Made, Ping and Titleist. Aldila believes that it is one of the few independent shaft manufacturers with the technical and production expertise required to produce high-quality graphite shafts in quantities sufficient to meet rapidly growing demand. The Company's current golf shaft product line consists of Aldila and G. Loomis branded products designed for custom club makers, as well as hundreds of custom shafts developed in conjunction with its major customers, which are designed to improve the performance of any level of golfer from novice to tour professional.

     In an effort to maintain its leadership position in the graphite shaft market over the last several years, the Company has taken steps to vertically integrate into the manufacture of its own raw materials in order to control its raw material costs and ensure its sources of supply. In 1994, the Company started production of its principal raw material for shafts, graphite prepreg, which consists of sheets of carbon fibers combined with epoxy resin. See "Manufacturing--Raw Materials." The Company now produces substantially all of its graphite prepreg requirements internally.

     In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber. During 1998 and through the first ten months of 1999, the Company has used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products. On October 29, 1999, SGL Carbon Fibers and Composites, Inc. ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation. The Company and SGL entered into an agreement to operate the facility through a limited liability company with equal ownership interests between the joint venture partners. The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC ("CFT"), for the purchase of carbon fiber at cost plus an agreed mark-up. Profits and losses of CFT will be shared equally by the partners. The Company anticipates that the carbon fiber from this facility will primarily be consumed by the venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties.

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

     Most golf clubs being sold today have shafts constructed from steel or graphite, although limited numbers are also manufactured from other materials. Graphite shafts were introduced in the early 1970's as the first major improvement in golf shaft technology since steel replaced wood in the 1930's. The first graphite shafts had significant torque (twisting force) and appealed primarily to weaker-swinging players desiring greater distance. Graphite shaft technology has subsequently improved so that shafts can now be designed for golfers at all skill levels. Unlike steel shafts, graphite shafts can be altered with respect to weight, flex, flex location and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved "feel" to the golfer. The improvements in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods. Subsequently, after achieving dominant acceptance and penetration in both the professional and consumer woods markets (with over 78% of new woods purchased including graphite shafts in 1999), graphite shafts have started to achieve similar success in the irons market including increasing acceptance among tour professionals. Since many golfers consider professionals to be "opinion leaders," their acceptance and growing use of graphite shafts in irons has helped broaden the overall graphite market. As a result, in 1999, approximately 30% of new irons purchased were graphite shafted.

     Originally, graphite shafts were primarily sold for use in premium clubs, while the value priced segment of the golf club market continued to be supplied with steel shafts. In the last several years, however, an increasing percentage of value priced clubs are being sold with graphite shafts. As a result, the Company has taken steps to enable it to meet the needs of this segment of the shaft market, including the design of shafts that can be manufactured at prices acceptable to this market and continued efforts to reduce its overall manufacturing costs.

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

     Carbon fiber usage has grown primarily for consumption by the aerospace industry and for sporting goods applications. Aerospace grade carbon fibers continue to be utilized for production of commercial and military aerostructures. The higher-cost, aerospace grade carbon fibers were first used in sporting goods and industrial applications until a lower-cost, large bundle carbon fiber was developed as an alternative for use in many sporting goods and industrial applications. Aldila was a leader in utilizing large bundle carbon fibers purchased from outside vendors, initially for the manufacture of graphite golf shafts. With the opening of its carbon fiber facility in Evanston, Wyoming and subsequent joint venture in CFT, Aldila now procures large bundle carbon fiber for its prepreg operation and graphite golf shaft production from CFT. Aldila continues to purchase certain types of carbon fiber from outside vendors for the manufacture of golf shafts.


PRODUCTS

     Aldila offers a broad range of innovative and high-quality graphite golf shafts designed to maximize the performance of golfers of every skill level. The Company manufactures hundreds of unique graphite shafts featuring various combinations of performance characteristics such as weight, flex, flex point and torque. The Company's customized shafts, which constituted approximately 75% of net sales in the year ended December 31, 1999, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs. The Company's standard models are typically sold to golf club manufacturers, distributors and golf pro and repair shops, and are used either to assemble a new custom club from selected components or to replace the steel shaft of an older club. The Company also helps develop cosmetic designs to give the customer's golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics. The prices of Aldila shafts typically range from $5 to $30.

     All of the Company's shafts are composite structures consisting principally of carbon fiber and epoxy resins. The Company's shafts may also include boron (added to increase shaft strength) or fiberglass. The Company regularly evaluates new composite materials for inclusion in the Company's shafts and new refinements on designs using current materials.

     Since 1994, the Company has manufactured graphite prepreg material for its production of golf shafts. In 1998, the Company began selling graphite prepreg manufactured in its Poway, California manufacturing facility to third parties. Beginning in 1999, the Company offered for sale large bundle carbon fiber and chopped fiber from its manufacturing facility in Evanston, Wyoming. Sales of large bundle carbon fiber continued in 1999 through October 29, 1999, the date that the Company sold a 50% interest in the carbon fiber manufacturing operation. All subsequent outside carbon fiber revenues, if any, will be attributed to the joint venture.

     Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties. Carbon fibers are used as reinforcements in composite materials that combine fibers with epoxy resins or other matrix materials to form a substance with high strength, low weight, stiffness, resistance to corrosion, resistance to fatigue and capacity to dissipate heat and electrical conductivity. Carbon fiber materials produced by the Company or CFT would be used in a variety of applications such as molding compounds for the manufacture of electronic components, masts and spars for the marine industry, hockey sticks, fishing rods and other industrial products.


CUSTOMERS AND CUSTOMER RELATIONS

     For fiscal year 1999, the Company had approximately 300 golf shaft customers, which included approximately 100 golf club manufacturers and more than 60 distributors, with the balance principally consisting of custom club assemblers, pro shops and repair shops. However, the majority of the Company's sales have been and may continue to be concentrated among a relatively small number of customers. Sales to the Company's top five customers represented approximately 57%, 61% and 72% of net sales in 1999, 1998 and 1997 respectively.

     Historically, Aldila's principal customers have varied as a result of general market trends in the golf industry, in particular the prevailing popularity of the various clubs that contain Aldila's shafts, and there typically are changes in the composition of the list of the Company's ten most significant customers from year to year as a result. Due to the substantial marketplace success of their clubs in recent periods, for the last several years the Company's two largest customers have been Callaway and Taylor Made. While the Company believes its relationship with each of these two major customers is sound, the Company is not the exclusive supplier to either Callaway or Taylor Made and as a result the Company's sales to each of these customers has varied substantially from year to year. Sales to Taylor Made represented 17%, 15% and 22% of the Company's net sales in 1999, 1998 and 1997, respectively. Sales to Callaway represented 12%, 26% and 32% of the Company's net sales in 1999, 1998 and 1997, respectively. Sales to Ping represented 10% of the Company's net sales in 1999. Because of the historic volatility of consumer demand for specific clubs, as well as continued competition from alternative shaft suppliers, sales to a given customer in a prior period may not necessarily be indicative of future sales and it is often difficult to project the Company's sales to a given customer in advance.

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

     Aldila sells graphite prepreg primarily to manufacturers of composite products such as hockey equipment, sail boat riggings and fishing rods. During 1999, the Company sold large bundle carbon fiber produced in Evanston, Wyoming to outside customers. The majority of the sales were made to SGL, which became a venture partner of the Company on October 29, 1999 by purchasing a one-half interest in the facility.

     The Company now offers carbon fiber for sale to outside parties through its 50% owned joint venture, CFT. The Company does not anticipate that outside sales of carbon fiber by CFT will be substantial in 2000, due to the requirement to satisfy the fiber needs of the Company and SGL, prior to meeting any future orders from unrelated third parties.

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

     Aldila's marketing and promotion expenditures were approximately $0.6 million, $1.0 million and $2.5 million in 1999, 1998 and 1997, respectively.

SALES AND DISTRIBUTION

     Within the golf club industry, most companies do not manufacture the three principal components of the golf club -- the grip, the shaft and the clubhead -- but, rather, source these components from independent suppliers that design and manufacture components to the club manufacturers' specifications. As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and, to a lesser extent, distributors, custom club shops, pro shops and repair shops. Distributors typically resell the Company's products to custom club assemblers, pro and custom club shops, and individuals. The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers. Sales to golf club manufacturers accounted for approximately 75% of net sales for the year ended December 31, 1999.

     Graphite prepreg sales and carbon fiber sales are made primarily to manufacturers of composite products. The Company has utilized its internal sales force in the marketing and sale of these products to its customers in the past, and will continue to utilize its internal sales force for the sales of graphite prepreg in the future.

     International sales represented 21%, 9%, and 7% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     The Company has been one of the leaders in developing the market for lower cost large bundle carbon fiber by successfully converting to this fiber type from a more expensive carbon fiber material for the manufacture of its graphite golf shafts. The Company believes that in association with its venture partner, SGL, it can also be effective in providing large bundle carbon fiber to other manufacturing applications outside of golf shafts.

     Graphite shaft designs and modifications are frequently the direct result of the combined efforts and expertise of the Company and its customers' to develop an exclusive shaft for each customer's clubs. New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new standard shafts as well as generate design ideas for customized shafts. To improve and advance composites technology and shaft process manufacturing, the Company's engineers test new and existing materials, such as boron, kevlar, fiberglass, ceramic, thermoplastic and carbon fiber. The Company's design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers. Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or that the Company will be able to utilize new composite material technology on a timely or competitive basis, or otherwise respond to emerging market trends.

     The Company has applied its carbon fiber technology to other products in recent years, engaging in limited production of graphite tubing and other molded parts on a special order basis.

MANUFACTURING

     The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to its customers' orders and provide sufficient quantities on a timely basis. The Company today operates five golf shaft manufacturing facilities, one prepreg manufacturing facility (in conjunction with one of its shaft manufacturing facilities) and through its 50% ownership interest in CFT, one carbon fiber manufacturing facility. During its 28 years of operation, the Company has improved its manufacturing processes and believes it has established a reputation as the industry's leading volume manufacturer of high-performance graphite shafts.

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

     RAW MATERIALS. The primary material currently used in all of the Company's graphite shafts is carbon fiber, which is combined with epoxy resin to produce sheets of graphite prepreg. Heating and stretching the graphite fibers determines the tensile strength and modulus (stiffness) of the fiber. The Company manufacturers graphite prepreg at its Poway, California facility. Through 1997, the Company purchased all of its carbon fibers from outside vendors. Beginning in 1998, the Company manufactured carbon fiber at its Evanston, Wyoming facility for consumption by its golf shaft production operation. Because many different forms of carbon fiber are required for golf shaft products, including some not manufactured at the CFT facility, the Company will continue to depend on outside suppliers for a portion of its ongoing carbon fiber needs.

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

     The Company's graphite prepreg operation is dependent on certain suppliers for carbon fibers, which along with epoxy resins and paper constitute the primary components in graphite prepreg. In 1999, the Company obtained most of its carbon fiber from its Wyoming facility but also purchased carbon fiber from Toho Carbon Fibers, Inc. The prices paid by the Company for carbon fiber decreased during 1999 due to the state of over capacity in the carbon fiber industry. However, management anticipates that the prices for carbon fiber will increase in the future, although it cannot predict the timing or extent of any future price changes.

     CARBON FIBER MANUFACTURING PROCESS. In the first quarter of 1998 the Company completed construction of a 50,000 square foot carbon fiber manufacturing facility in Evanston, Wyoming. The company sold a 50% interest in this facility to SGL on October 29, 1999. In this facility the Company produces large bundle carbon fiber material from acrylic fiber through a series of stretching, stabilizing and carbonizing sequences. This material is now the primary raw material for the Company's prepreg manufacturing operation to support the manufacture of graphite golf shafts.

     In 1998 and 1999, the Company purchased substantially all of its raw acrylic fibers for the carbon fiber operation from two outside vendors, Toho Carbon Fibers, Inc. and Courtaulds Fibres, Ltd. The Company believes these two vendors will be able to provide a reliable source of supply for raw materials at the anticipated operating level of CFT. However, CFT will continue to pursue alternate sources of supply for this material.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials as the Company uses hazardous substances and generates hazardous waste in the ordinary course of its manufacturing of graphite golf shafts, graphite prepreg and carbon fiber. The Company believes it is in substantial compliance with applicable laws and regulations and has not to date incurred any material liabilities under environmental laws and regulations; however, there can be no assurance that environmental liabilities will not arise in the future which may affect the Company's business.

COMPETITION

     Aldila operates in a highly competitive environment in both the United States and international markets for the sale of its graphite golf club shafts. The Company believes that it competes on the basis of its ability to provide a broad range of high quality, performance graphite shafts; its ability to deliver customized products in large quantities and on a timely basis to its customers; the acceptance of graphite in general, and Aldila shafts in particular, by professional and other golfers, whose preferences are to some extent subjective; and, finally, price. Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries. This has had the effect, and is expected by management to continue to have the effect of decreasing the selling prices of the Company's shafts. Until recently, the United States market for graphite shafts was dominated by a relatively small number of United States based shaft manufacturers. The Company currently competes against a number of well established United States based shaft manufacturers for sales of premium shafts which constitute the majority of the Company's revenues. This competition has made it more difficult to retain existing customers, attract new customers and has placed increasing pressure on prices for the Company's premium shafts. The Company now also competes with foreign owned graphite shaft manufacturers for customers desiring lower priced value shafts. The Company only recently entered into this segment of the market, whereas the competing shaft manufacturers may be well established in this segment of the market.

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

     The Company expects that in the future it may also compete against companies who manufacture one or more of three principal components of the golf club - the grip, the shaft and the clubhead and assemble completed golf clubs for delivery to club companies. Should any of the Company's significant customers decide to source their golf clubs in this manner where an Aldila shaft is not included, it could have an adverse effect on the Company.

     The Company also competes for sales of graphite prepreg from its prepreg facility and carbon fiber through its 50% interest in CFT with other producers of graphite prepreg and carbon fibers, many of which have substantially greater research and development, managerial and financial resources than the Company and have been producing graphite prepreg and carbon fiber for substantially longer periods of time than the Company has, and represent significant competition for the Company. In addition, the Company's ability to compete in the sale of graphite prepreg and carbon fiber is dependent to some extent on the Company's ability to cause manufacturers and consumers of carbon fiber-based products to utilize large bundle carbon fiber, which is the sole type of carbon fiber manufactured by CFT and the principal type used in its graphite prepreg, rather than the small bundle, aerospace grade carbon fiber, that predominated in the industry until a few years ago.

INTELLECTUAL PROPERTY

     Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products. The Company believes that the strength of its trademarks and logos are of considerable value to its business and intends to continue to protect them to the fullest extent practicable. The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company's products. As of December 31, 1999 the Company had approximately 48 United States and foreign registered trademarks.

EMPLOYEES

     As of December 31, 1999, Aldila employed approximately 1,120 persons on a full-time basis, including seven in sales and marketing, 20 in research and development and engineering, 980 in production, and the balance are administrative and support staff. The number of full-time employees also includes 550 persons who are employed in the Company's Mexico facilities and 360 who are employed in the Company's China facility. Because of seasonal demands, the Company hires a significant number of temporary employees. As of December 31, 1999, the Company also employed an additional 160 temporary employees on a full-time basis. Aldila considers its employee relations to be good.

SEASONALITY

     Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in highest sales occurring in the second quarter. The timing of customers' new product introductions has frequently mitigated the impact of seasonality in recent years.

BACKLOG

     As of December 31, 1999, the Company had a sales backlog of approximately $13.0 million compared to approximately $8.1 million as of December 31, 1998. The Company believes that the dollar volume of its current backlog will be shipped over the next three months. Orders can typically be cancelled without penalty up to 30 days prior to shipment. Historically, the Company's backlog generally has been highest in the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

BUSINESS RISKS

     RELIANCE ON CARBON FIBER MANUFACTURING FACILITY. In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber. During 1998 and 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. On October 29, 1999, the Company sold a 50% interest in the Company's carbon fiber operation to SGL for approximately $7.0 million in cash. The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners and supply agreements with the new entity, CFT, for the purchase of carbon fiber at a price which approximates cost plus an agreed mark-up.

     It is anticipated that the carbon fiber from this facility will primarily be consumed by the venture partners; however, excess carbon fiber produced at this facility will be marketed for sale to unrelated third parties. During the period in which the Company has operated this facility, the market for carbon fiber products has been soft, which has limited the Company's ability to take full advantage of the opportunity offered by the vertical integration of its carbon fiber raw material usage in graphite golf shafts. It is anticipated that the combined carbon fiber requirements of the venture partners will allow the operation to produce at increased volume levels resulting in lower carbon fiber production costs. The extent to which the operation will achieve this result is dependent, in part, on its ability to increase production close to the planned capacity of the facility. If the facility does not produce high quality fiber at the anticipated volumes, the per pound cost of the fiber produced will likely be higher due to the substantial fixed costs involved in operating a carbon fiber production facility. In addition, if the facility is not capable of producing carbon fiber at sufficient volumes to satisfy the demands of both venture partners, the Company would be required to purchase additional fiber from third party suppliers, which is likely to be at higher costs to the Company than fiber acquired from the joint venture.

     Additionally, the Company is subject to business and financial risks associated with the joint venture relating to difficulties in operating and managing the carbon fiber facility through the joint venture and the risk that SGL will be unable to meet its financial obligations as to the joint venture.

     POTENTIAL CASH FLOW SHORTAGES. The Company has cash, cash equivalents and short-term marketable securities totaling $8.6 million as of December 31, 1999 and a revolving credit facility from a financial institution, which allows the Company to make advances against eligible accounts receivables and inventory. Management anticipates that these sources of funds when combined with cash flow generated from operations will be sufficient to finance its business operations and meet its remaining $16.0 million in outstanding principal due under its senior notes. Semi-annual principal payments of $4.0 million, plus accrued interest, are due on March 31 and September 30 through September 30, 2001 on the senior notes.

     However, the Company experienced a substantial decline in sales and operating income in the latter half of 1998 and in 1999 as a result of the weak demand for golf clubs in general and expects that 2000 will only show modest improvement. If the Company is not able to generate the expected operating cash flows from operations, there can be no assurance that the Company will meet the debt covenants specified in the senior notes or to make mandatory scheduled principal payments and as a result the Company could be adversely affected.

     CUSTOMER CONCENTRATION. The Company's sales have been, and very likely will continue to be, concentrated among a small number of customers. In 1999, sales to the Company's top five customers represented approximately 56% of net sales. Aldila's principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts. In 1999, Taylor Made accounted for 16% of net sales, Callaway accounted for 12% of net sales and Ping accounted for 10% of net sales. The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of specific clubs manufactured by customers, will have on its future business or operating results.

     While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with the industry practice, generally does not have long-term contracts with its customers. In this regard, Callaway, Taylor Made and Ping, who collectively represent in excess of 39% of the Company's sales in 1999, each purchased from at least two other graphite shaft suppliers. In the event Callaway, Taylor Made, Ping or any other significant customer increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer, could have a material adverse effect on the Company's business and operating results. In addition, sales by the Company's major customers are likely to vary dramatically from time to time due to fluctuating public acceptance of their products.

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

     The Company experienced an increase in carbon fiber prices in 1996 and 1997 due to the growth experienced in the use of carbon fiber coupled with relatively little excess capacity. The prices paid by the Company for carbon fiber leveled in 1998 and decreased during 1999, due to the current state of over-capacity in the carbon fiber manufacturing industry. Management is not able to predict the timing or extent of any future price changes for carbon fiber, however, the Company could be negatively impacted if future increases in carbon fiber prices have a negative impact on the Company's gross margins.

     The Company expects to obtain the majority of its carbon fiber from CFT in Evanston, Wyoming, but also has relationships with other outside vendors for its additional carbon fiber needs through 2000. Depending on market conditions prevailing at the time and extent to which production at CFT meets expectations, the Company may face difficulties in obtaining adequate supplies of carbon fiber from external sources to provide for any carbon fiber needs not met internally. If it appears that CFT is not likely to satisfy a significant portion of the Company's needs or if it appears that there will not be adequate availability in the market, the Company may not have made arrangements in advance for the purchase of material amounts of carbon fiber from alternative sources. In addition, the Company is dependent on its internal production of graphite prepreg to support its shaft manufacturing operations and has not secured adequate additional sources of supply should its production of prepreg be interrupted for any reason. The exposure to the Company resulting from its increasing reliance on its own internal production of the raw materials for its golf shaft business is enhanced because the Company currently operates only one prepreg facility and has an interest in only one carbon fiber manufacturing facility. Although there is currently overcapacity in these industries, there have been significant market shortages of both carbon fiber and graphite prepreg in the recent past and such shortages could be expected to recur in the future.

     In 1999 the Company purchased substantially all of its raw acrylic fibers for the carbon fiber operation from two outside vendors. The Company believes that these two vendors will provide a reliable source of supply of raw materials at the anticipated operating levels, however, any interruption of precursor supply from one or both of these suppliers would have a material adverse effect on the Company's business.

     RELIANCE ON OFF-SHORE MANUFACTURING FACILITIES. The Company operates manufacturing facilities in Tijuana, Mexico and Zhuhai, People's Republic of China. The Company pays certain expenses of these facilities in Mexican pesos and Chinese renminbis, respectively, which are subject to fluctuations in currency value and exchange rates.

     The Company operates a shaft manufacturing facility in Tijuana, Mexico pursuant to the "maquiladora" duty-free program established by the Mexican and United States governments. Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. The Company also operates in the People's Republic of China in a special economic zone which affords special advantages to companies with regards to income taxes, import and export duties and value added taxes. There can be no assurance that the governments of Mexico or the People's Republic of China will continue the programs currently in place or that the Company will continue to be able to benefit from these programs. The loss of these benefits could have an adverse effect on the Company's business. The

Company is also subject to other customary risks of doing business outside the United States, including political instability, other import/export regulations and cultural differences.

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

     The Company is also seeking to develop new applications for the type of carbon fiber that is produced by the CFT facility. The Company's ability to compete in the sale of graphite prepreg and sales of carbon fiber from CFT is dependent to some extent on the Company's ability to cause manufacturers and consumers of carbon fiber-based products to utilize large bundle carbon fiber, which is the sole type of carbon fiber manufactured by CFT. There can be no assurance, however, that these applications will develop to the extent anticipated by the Company.

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

     CURRENT JUSTICE DEPARTMENT INVESTIGATION. The Company has received a subpoena for documents from the Antitrust Division of the U.S. Department of Justice in connection with the on-going investigation of an alleged price fixing conspiracy in the carbon fiber and graphite prepreg industries. The Department of Justice has informed the Company that it is not currently a target of the investigation, although it has indicated that it has not cleared the Company of any involvement in the alleged conspiracy. The Company is cooperating with the Department of Justice's investigation.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in a 33,000 square foot leased facility in Poway, California (in the San Diego metropolitan area). The Company's golf shafts are manufactured at five separate facilities, one located in Poway, California, three others located in Tijuana, Mexico and one in the Zhuhai economic development zone of the People's Republic of China. The Company leases 61,000 square feet of office and manufacturing space (which was not being utilized as of December 31, 1999) in Rancho Bernardo, California. The Company also leases a 73,000 square foot facility in Poway, California for shaft manufacturing operations and graphite prepreg production. The Tijuana, Mexico production operations are conducted in leased facilities that aggregate 61,000 square feet. The China facility is also leased and comprises 88,000 square feet.

     In addition, the Company's 50% owned unconsolidated subsidiary, CFT, owns 14 acres of land in Evanston, Wyoming on which it operates a 50,000 square foot carbon fiber manufacturing plant.

ITEM 3.  LEGAL PROCEEDINGS

     There is no information required to be submitted by the Company under this Item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK PERFORMANCE


                                           1999                            1998
         --------------------------------------------------------------------------------

                                    High          Low                High          Low
                                    ----          ---                ----          ---
         First Quarter              $2 3/4        $1 7/16            $5 15/16      $4 3/8

         Second Quarter             $2 1/2        $1 5/8             $7 15/16      $5 7/8

         Third Quarter              $2            $1 3/16            $7 3/8        $3 1/2

         Fourth Quarter             $1 17/32      $1 1/8             $4            $2 1/8


     On March 24, 2000, the closing common stock price was $1.88, and there were approximately 500 common stockholders of record. The company believes a significant number of beneficial owners also own Aldila stock in "street name."

     Aldila, Inc. common stock is traded on the NASDAQ national market, symbol:
ALDA.

     The Company intends to retain earnings for use in operations and does not anticipate paying cash dividends on the common stock in the foreseeable future. Aldila, Inc. is a holding company whose ability to pay dividends depends on the receipt of dividends or other payments from its two principal subsidiaries, Aldila Golf Corp. ("Aldila Golf") and Aldila Materials Technology Corp. The Company's 6.13% senior notes restrict its ability to declare or pay cash dividends unless certain financial criteria is satisfied.

ITEM 6.   SELECTED FINANCIAL DATA
-------------------------------------------

      The information required as to this Item is contained in the following table.

                                  ALDILA, INC.
                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              ----------------------------------------------------------------------
                                                                    1999          1998          1997         1996          1995
                                                              ----------------------------------------------------------------------
Operating Results (Year ended December 31):

      Net sales                                                    $45,091       $62,487      $55,636      $58,394       $56,545
      Cost of sales                                                 37,241        44,689       38,742       37,245        32,823
                                                              -------------------------------------------------------------------
           Gross profit                                              7,850        17,798       16,894       21,149        23,722
                                                              -------------------------------------------------------------------

      Selling, general and administrative                            7,179         9,005       10,255        9,112        10,850
      Amortization of goodwill                                       1,428         1,427        1,428        1,416         1,398
      Plant consolidation                                              900         1,200        1,500            -             -
                                                              -------------------------------------------------------------------
           Operating income (loss)                                  (1,657)        6,166        3,711       10,621        11,474
                                                              -------------------------------------------------------------------

      Interest expense                                               1,315         1,285        1,040        1,266         1,291
      Other (income), net                                             (379)         (218)        (418)        (727)         (857)
      Equity in earnings of joint venture                              (12)            -            -            -             -
                                                              -------------------------------------------------------------------

      Income (loss) before income taxes                             (2,581)        5,099        3,089       10,082        11,040
      Provision (benefit) for income taxes                            (476)        2,300        1,550        4,400         4,770
                                                              -------------------------------------------------------------------

      Net income (loss)                                            ($2,105)       $2,799       $1,539       $5,682        $6,270
                                                              ===================================================================


      Net income (loss) per common share-basic:                     ($0.14)        $0.18        $0.10        $0.35         $0.38
                                                              ===================================================================

      Net income (loss)  per common share, assuming dilution:       ($0.14)        $0.18        $0.10        $0.35         $0.37
                                                              ===================================================================

Selected Operating Results
As a Percentage of Net Sales:

      Gross profit                                                   17.4%         28.5%         30.4%        36.2%        42.0%
      Selling, general and administrative                            15.9%         14.4%         18.4%        15.6%        19.2%
      Operating income (loss)                                        (3.7%)         9.9%          6.7%        18.2%        20.3%
      Net income (loss)                                              (4.7%)         4.5%          2.8%         9.7%        11.1%

Financial Position (at December 31):

      Working capital                                              $15,356       $15,731       $16,775      $28,274      $24,770
      Total assets                                                 108,003       117,034       113,128      111,935      111,853
      Long-term debt, including current portion                     16,000        20,000        20,000       20,000       20,000
      Total stockholders' equity                                    78,149        80,254        77,283       78,826       75,481


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW - BUSINESS CONDITIONS

     The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 75% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs. As a result, the Company's operating results are substantially dependent not only on demand by its customers for the Company's shafts, but also on demand by consumers for clubs including graphite shafts such as the Company's.

     In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber. During 1998 and through the first ten months of 1999, the Company has used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products. On October 29, 1999, SGL Carbon Fibers and Composite, Inc. ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation. The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners. The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC ("CFT"), for the purchase of carbon fiber at cost plus an agreed mark-up. Profits and losses of CFT will be shared equally by the partners. The Company anticipates that the carbon fiber from this facility will primarily be consumed by the joint venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties. The Company does not expect third party sales at CFT nor the sale of graphite prepreg to have a significant effect on either its sales or profitability for several issues.


     Historically, graphite shafts have principally been offered by manufacturers of higher priced, premium golf clubs, and the Company's sales have been predominantly of premium graphite shafts. However, in recent years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market. The Company now competes aggressively with primarily United States based shaft manufacturers for premium graphite shafts and also against primarily foreign based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment. While the Company's market share in the value segment is not as great as the premium segment, the Company has advanced rapidly in securing new customers in this segment in recent years. Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries. This has had the effect, and is expected by management to continue to have the effect for at least the next several years, of decreasing the selling prices of the Company's shafts. Although the Company's gross profit margin is being adversely affected by the reduction in selling prices, the adverse effects on gross margin have been mitigated in the past to some extent by efforts being taken by the Company to control costs, including obtaining lower prices for its raw materials and manufacturing its own graphite prepreg, and should be mitigated to some extent in the future as the Company increases the percentage of its shafts being manufactured in countries with lower labor and overhead costs.

     In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply shafts for the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated in one or two customers, thereby making the

Company's results of operations dependent to a large extent on continued sales to Taylor Made, Callaway and Ping. In 1999, sales to Taylor Made Golf, Callaway Golf Company and Ping represented 17%, 12% and 10%, respectively, of the Company's total net sales. The Company expects Taylor Made, Callaway and Ping to continue to be the Company's largest customers, at least through 2000. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.


RESULTS OF OPERATIONS

     The following table sets forth operating results expressed as a percentage of net sales for the years indicated:


                                                                       YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------
                                                              1999              1998              1997
                                                          -------------     -------------    --------------
Net sales                                                    100.0%            100.0%            100.0%
Cost of sales                                                 82.6              71.5              69.6
                                                          -------------     -------------     --------------
         Gross profit                                         17.4              28.5              30.4
                                                          -------------     -------------     --------------
Selling, general and administrative                           15.9              14.4              18.4
Amortization of goodwill                                       3.2               2.3               2.6
Plant consolidation                                            2.0               1.9               2.7
                                                          -------------     -------------     --------------
         Operating income (loss)                              (3.7)              9.9               6.7
                                                          -------------     -------------     --------------
Other:
         Interest expense                                      2.9               2.0               1.9
         Other (income), net                                  (0.9)             (0.3)             (0.8)
                                                          -------------     -------------     --------------
Income  (loss) before income taxes                            (5.7)              8.2               5.6
Provision  (benefit) for income taxes                         (1.0)              3.7               2.8
                                                          =============     =============     ==============
Net income (loss)                                             (4.7%)             4.5%              2.8%
                                                          =============     =============     ==============


1999 COMPARED TO 1998

     NET SALES. Net sales decreased $17.4 million, or 27.8%, to $45.1 million for 1999 from $62.5 million for the prior year. The decrease in net sales was attributable to decreased shaft unit sales at lower selling prices to the Company's club manufacturer customers partially offset by a $4.4 million increase in sales of other carbon fiber products in 1999 as compared to 1998. Shaft unit sales decreased 19% in 1999 as compared to 1998 which was a result of lower demand for both premium and value shafts, and the average selling price of shafts sold in 1999 decreased 21% due to the highly competitive market environment.

     GROSS PROFIT. Gross profit decreased $9.9 million, or 55.9%, to $7.9 million in 1999 from $17.8 million in 1998 principally as a result of the decrease in net sales. Gross profit was negatively impacted in 1999 by $0.5 million in charges against cost of sales related to higher cost carbon fiber produced in Evanston, Wyoming in

1998 which was consumed in 1999, a charge of $0.4 million for a write-down of carbon fiber inventory not included in the joint venture transaction with SGL, as well as higher fixed costs per unit for shafts shipped in 1999 based on lower production volume. As a result of these factors, the Company's gross profit margin decreased to 17.4% in 1999 from 28.5% in 1998.

     OPERATING INCOME. Operating income decreased $7.8 million, or 126.9%, to a $1.7 million loss in 1999 from $6.2 million operating income in 1998 and decreased as a percentage of net sales to a loss of 3.7% in 1999 compared to income of 9.9% in 1998. Selling, general and administrative expense decreased $1.8 million from 1998 but increased as a percentage of net sales to 15.9% in 1999 as compared to 14.4% in 1998 primarily as a result of lower net sales in 1999 as compared to 1998.

     The Company has reflected plant consolidation charges in 1999 ($0.9 million) and 1998 ($1.2 million) primarily in connection with the consolidation of its domestic golf shaft manufacturing operations in Rancho Bernardo, California into its facility in Poway, California. See - "Notes to Consolidated Financial Statements", Note 9.

     INTEREST EXPENSE. Interest expense was $1.3 million in 1999 and 1998. A total of $20.0 million in long term borrowings remained outstanding during the first three quarters of 1999 and $16.0 million in the fourth quarter. Borrowings under the Line of Credit were also made in the first three quarters of 1999. The weighted average interest rate on borrowings was 6.16% in 1999 as compared to 6.13% in 1998.

     INCOME TAXES. The Company recorded a benefit for income taxes of $476,000 in 1999 primarily as a result of the effect of the Company's pretax loss, which is partially offset by non deductible amortization of goodwill. The Company's effective tax rate in 1998 was 45.1%.

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

     The Company has reflected plant consolidation charges in 1998 ($1.2 million) and 1997 ($1.5 million) in connection with the consolidation of its domestic golf shaft manufacturing operations in Rancho Bernardo, California into its facility in Poway, California. See - "Notes to Consolidated Financial Statements", Note 9.

     INTEREST EXPENSE. Interest expense was $1.3 million in 1998 and $1.0 million in 1997. A total of $20.0 million in long term borrowings remained outstanding during each period. In 1997, $0.2 million of interest was capitalized during the construction period for the Company's new carbon fiber manufacturing facility. The weighted average interest rate on borrowings was 6.13% in 1998 and 1997.

     INCOME TAXES. The Company's effective tax rate in 1998 was 45.1% as compared to 50.2% in 1997. The decrease resulted primarily from the increase in profit before tax with constant non-deductible amortization of goodwill in each year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has in place a $12.0 million revolving credit facility from a financial institution which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%. Availability for borrowings under the Line of Credit was approximately $6.7 million at year end 1999. The Company has $16.0 million in principal amount of senior notes outstanding which bear interest at 6.13%. Semi-annual principal payments of $4.0 million, plus accrued interest, are due on March 31 and September 30 through September 30, 2001.

     On October 29, 1999, the Company received approximately $7.0 million from the sale of a 50% interest in its carbon fiber manufacturing operation. These funds are included in working capital as of December 31, 1999 and are available for the scheduled principal payments due under the senior notes.

     Cash (including cash equivalents) provided by operating activities in 1999 was $5.5 million compared to $4.6 in 1998. This increase resulted principally from a decrease in working capital. The Company used $1.0 million for capital expenditures during 1999, primarily related to the completion of construction of a shaft manufacturing facility in China. Management anticipates capital expenditures to approximate $0.7 million for 2000. The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of the CFT operation in Evanston, Wyoming in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT's fixed annual cost. The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability to meet its obligations at least through 2001.

     The Company may from time to time consider the acquisition of businesses complementary to the Company's business. The Company could require additional debt financing if it were to engage in a material acquisition in the future.

SEASONALITY

     Because the Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company's operating results have been affected by seasonal demand for golf clubs, which has generally resulted in highest sales occurring in the second quarter. The timing of customers' new product introductions has frequently mitigated the impact of seasonality in recent years.

YEAR 2000

     The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's information systems and the information systems of its major customers and suppliers to process data having dates on or after January 1, 2000 (the "Year 2000" issues).

     The Company has evaluated its information technology ("IT") and non-IT systems, including but not limited to computer hardware and software, alarm systems, manufacturing equipment and software, and all other mechanical equipment, to determine areas of exposure to potential Year 2000 issues. The Company has not experienced any significant problems related to the Year 2000 issue to date.

     The possibility exists that the Company's manufacturing operations could be affected by external suppliers systems that are not Year 2000 compliant. Key risk areas identified by the Company include its energy suppliers to the CFT facility in Evanston, Wyoming as well as electrical providers to the Company in Tijuana, Mexico and Zhuhai, China. If one of these providers is not able to provide the necessary requirements to the Company, there likely would not be a reasonable alternative available to the Company and as a result the Company's business could be negatively impacted.

     To date, the Company has not expended a significant amount in identifying and fixing Year 2000 issues and estimates it will not incur a significant amount for remediation of its remaining Year 2000 issues. Total expenditures are not expected to exceed $100,000.

     The Company does not expect significant Year 2000 issues subsequent to the 1999 fiscal year end. Although the Company believes it has taken the appropriate steps to address Year 2000 readiness, there can be no assurance that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's only indebtedness as of December 31, 1999 was related to its fixed rate financing. The Company has taken advances against the line of credit in 1999 to meet short-term working capital requirements, which are at variable rates. The Company believes that its exposure to market risk relating to interest rate risk is not material. Based on historical movements of these currencies, the Company does not believe that reasonably possible near-term changes in these currencies will have a material adverse effect on the Company's financial position or results of operations. The Company believes that its business operations are not exposed to market risk relating to commodity price risk or equity price risk.

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required as to this Item is incorporated by reference from the section headed "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders for the year ended December 31, 1999, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report ("2000 Proxy Statement").



ITEM 11.  EXECUTIVE COMPENSATION

     The information required as to this Item is incorporated herein by reference from the data under the caption "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required as to this Item is incorporated herein by reference from the data under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

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

                           Consolidated Balance Sheets at
                                    December 31, 1999 and 1998;

                           Consolidated Statements of Operations for
                                    the years ended December 31,
                                    1999, 1998 and 1997;

                           Consolidated Statements of Stockholders' Equity
                                    for the years ended December 31, 1999,
                                    1998 and 1997;

                           Consolidated Statements of Cash Flows
                                    for the years ended December 31,
                                    1999, 1998 and 1997;

                           Notes to Consolidated Financial Statements

                           Independent Auditors' Report.

     2. All financial statement schedules have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

     3. See the Index to Exhibits on page 41 of this Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits by an asterisk.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                          ALDILA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                     DECEMBER 31,          DECEMBER 31,
                                                                                         1999                  1998
                                                                                  -------------------   -------------------
ASSETS

CURRENT ASSETS:
          Cash and cash equivalents                                                           $4,077                $1,972
          Marketable securities                                                                4,513                     -
          Accounts receivable                                                                  4,807                 3,421
          Inventories                                                                         12,326                17,326
          Deferred tax assets                                                                  4,010                 5,126
          Prepaid expenses and other current assets                                              741                 1,006
                                                                                  -------------------   -------------------
               Total current assets                                                           30,474                28,851

PROPERTY, PLANT AND EQUIPMENT                                                                 11,298                27,453

INVESTMENT IN JOINT VENTURE                                                                    7,181                     -

TRADEMARKS AND PATENTS, less accumulated amortization
           of $3,505 and $3,070                                                               13,833                14,268

GOODWILL, less accumulated amortization of $11,290 and $9,862                                 44,770                46,198

DEFERRED FINANCING FEES, less accumulated amortization of
          $280 and $198                                                                          256                    68

OTHER ASSETS                                                                                     191                   196
                                                                                  -------------------   -------------------

TOTAL ASSETS                                                                                $108,003              $117,034
                                                                                  ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable                                                                    $3,258                $3,658
          Accrued expenses                                                                     3,693                 3,897
          Income taxes payable                                                                   167                 1,565
          Long-term debt, current portion                                                      8,000                 4,000
                                                                                  -------------------   -------------------
               Total current liabilities                                                      15,118                13,120

LONG-TERM LIABILITIES:
          Long-term debt                                                                       8,000                16,000
          Deferred tax liabilities                                                             6,338                 7,143
          Deferred rent liabilities                                                              398                   517
                                                                                  -------------------   -------------------
               Total liabilities                                                              29,854                36,780
                                                                                  -------------------   -------------------

COMMITMENTS AND CONTINGENCIES ( Notes 11 and 13 )

STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value; authorized 5,000,000 shares;
               no shares issued
          Common stock, $.01 par value; authorized 30,000,000 shares;
               issued and outstanding 15,462,204  shares in 1999 and 1998                        155                   155
          Additional paid-in capital                                                          42,627                42,627
          Retained earnings                                                                   35,367                37,472
                                                                                  -------------------   -------------------
               Total stockholders' equity                                                     78,149                80,254
                                                                                  -------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $108,003              $117,034
                                                                                  ===================   ===================


                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                  ---------------------------------------------
                                                                      1999            1998            1997
                                                                  -------------   -------------   -------------
NET SALES                                                              $45,091         $62,487         $55,636
COST OF SALES                                                           37,241          44,689          38,742
                                                                  -------------   -------------   -------------
          Gross profit                                                   7,850          17,798          16,894
                                                                  -------------   -------------   -------------

SELLING, GENERAL AND ADMINISTRATIVE                                      7,179           9,005          10,255
AMORTIZATION OF GOODWILL                                                 1,428           1,427           1,428
PLANT CONSOLIDATION                                                        900           1,200           1,500
                                                                  -------------   -------------   -------------
          Operating income (loss)                                       (1,657)          6,166           3,711
                                                                  -------------   -------------   -------------

OTHER EXPENSE (INCOME):
          Interest expense                                               1,315           1,285           1,040
          Other, net                                                      (379)           (218)           (418)
          Equity in earnings of joint venture                              (12)              -               -
                                                                  -------------   -------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES                                       (2,581)          5,099           3,089
PROVISION (BENEFIT) FOR INCOME TAXES                                      (476)          2,300           1,550
                                                                  -------------   -------------   -------------

NET INCOME (LOSS)                                                      ($2,105)         $2,799          $1,539
                                                                  =============   =============   =============


NET INCOME (LOSS) PER COMMON SHARE-BASIC                                ($0.14)          $0.18           $0.10
                                                                  =============   =============   =============

NET INCOME (LOSS) PER COMMON SHARE,
          ASSUMING DILUTION                                             ($0.14)          $0.18           $0.10
                                                                  =============   =============   =============


WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                                      15,462          15,452          15,625
                                                                  =============   =============   =============

WEIGHTED AVERAGE NUMBER OF
         COMMON AND COMMON EQUIVALENT
         SHARES                                                         15,462          15,519          15,738
                                                                  =============   =============   =============


                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                      Common Stock       Additional
                                                             --------------------------    Paid-in        Retained
                                                                 Shares     Amount         Capital        Earnings       Total
                                                             -------------------------- -------------  -------------- ------------
Balance at January 1, 1997                                      16,011       $160           $45,532        $33,134       $78,826
Repurchases of common stock                                       (600)        (6)           (3,159)                      (3,165)
Common stock issued upon stock option exercises,
     including income tax benefits of $12                           18                           83                           83

Net income                                                                                                   1,539         1,539
                                                             ---------- ----------     -------------  --------------  ------------

Balance at Deccember 31, 1997                                   15,429        154            42,456         34,673        77,283
Common stock issued upon stock option exercises,
     including income tax benefits of $16                           33          1               171                          172

Net income                                                                                                   2,799         2,799
                                                             ---------- ----------     -------------  --------------  ------------

Balance at December 31, 1998                                    15,462        155            42,627         37,472        80,254

Net loss                                                                                                    (2,105)       (2,105)
                                                             ---------- ----------     -------------  --------------  ------------

Balance at December 31, 1999                                    15,462       $155           $42,627        $35,367       $78,149
                                                             ========== ==========     =============  ==============  ============


                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                -----------------------------------------------
                                                                                    1999             1998              1997
                                                                                ------------     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                          ($2,105)          $2,799            $1,539
         Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
               Depreciation and amortization                                          6,015            5,996             5,373
               Gain on joint venture transaction                                       (334)               -                 -
               Loss on disposal of fixed assets                                          13              313                33
               Changes in assets and liabilities:
                      Accounts receivable                                            (1,386)           1,219            (2,180)
                      Inventories                                                     4,422           (4,140)           (5,377)
                      Deferred tax assets                                             1,116           (2,224)             (601)
                      Prepaid expenses and other current assets                         131             (272)             (266)
                      Accounts payable                                                   (7)            (393)            1,989
                      Accrued expenses                                                  (78)             201             1,419
                      Income taxes payable/receivable                                (1,398)           1,579              (115)
                      Deferred tax liabilities                                         (805)            (344)             (419)
                      Deferred rent liabilities                                        (119)             (94)             (152)
                                                                                ------------     ------------     -------------
                           Net cash provided by operating activities                  5,465            4,640             1,243
                                                                                ------------     ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                          (1,037)          (5,886)          (14,791)
         Proceeds from sales in joint venture transaction                             6,972                -                 -
         Investment in marketable securities                                         (4,513)               -                 -
         Investment in joint venture                                                   (500)               -                 -
         Other                                                                          (12)               -                 -
                                                                                ------------     ------------     -------------
                           Net cash provided by (used for) investing activities         910           (5,886)          (14,791)
                                                                                ------------     ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments on long-term debt                                         (4,000)               -                 -
        Proceeds from issuance of common stock                                            -              156                71
        Repurchase of common stock                                                        -                -            (3,165)
        Other, net                                                                     (270)              16                12
                                                                                ------------     ------------     -------------
                           Net cash provided by (used for) financing activities      (4,270)             172            (3,082)
                                                                                ------------     ------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,105           (1,074)          (16,630)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          1,972            3,046            19,676
                                                                                ------------     ------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                               $4,077           $1,972            $3,046
                                                                                ============     ============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Net assets contributed to joint venture                                     $13,276                -                 -
        Cash paid during the year for:
              Interest                                                               $1,288           $1,246            $1,226
              Income taxes                                                             $444           $3,273            $2,674



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

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Aldila Materials Technology Corporation ("AMTC"), Aldila Golf, and Aldila Golf's subsidiaries, Aldila de Mexico, Aldila Graphite Products (Zhuhai) Company Ltd. and Aldila Foreign Sales Corporation. The Company accounts for its investment in the Carbon Fiber Technology joint venture under the equity method of accounting for the period of October 29, 1999 through December 31, 1999. All intercompany transactions and balances have been eliminated in consolidation.

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

     MARKETABLE SECURITIES - Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1999, the Company's portfolio consisted of high grade commercial paper. The securities are classified as "held-to-maturity" and are carried at amortized cost, which approximates fair value. The average maturity period is 101 days.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of short-term financial instruments, including cash and cash equivalents, marketable securities, trade accounts receivable and payable and certain accrued expenses, approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The fair value of investments are determined using quoted market prices for those securities.

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

     TRADEMARKS AND PATENTS - Trademarks and patents are being amortized on a straight-line basis over 40 years and 17 years, respectively. Amortization expense was $435,000 in each of 1999, 1998 and 1997.

     GOODWILL - Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 40 years on a straight-line basis.

     EVALUATION OF LONG-LIVED ASSETS - Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. The Company's policy is to evaluate, at each balance sheet date, the appropriateness of the carrying values of the unamortized balances of trademarks, patents and goodwill on the basis of estimated undiscounted future cash flows and other factors. If such evaluation were to indicate a material impairment of these intangible assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value.

     DEFERRED FINANCING COSTS - Costs associated with the issuance of debt are amortized over the life of the related debt using the straight line method. Such amortization is included in interest expense.

     NET INCOME PER COMMON SHARE - In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires the presentation of net income per common share - basic and net income per common share assuming dilution ("EPS") amounts on the face of the income statement. Net income (loss) per common share - basic is calculated based upon the weighted average number of shares outstanding during the year, while diluted EPS also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants and contingently issuable shares.

     Net income per common share, assuming dilution includes 67,000 and 113,000 dilutive equivalent shares from outstanding stock options for 1998 and 1997, respectively, which are not included in the calculation of net income per common share - basic. Options to purchase 3,029,659 shares of common stock at prices ranging from $1.38 to $16.38 per share were not included in the computation of diluted EPS at December 31, 1999 because the effect of such options would be anti-dilutive. Such options expire at various dates through December of 2009.

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

     RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements to conform to current year classifications.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31 consist of the following (in thousands):


                                                           1999            1998
                                                       ------------    ------------
        Trade accounts receivable                      $ 5,771         $   4,821
        Less:  allowance for doubtful accounts            (254)             (640)
                  allowance for sales returns             (710)             (760)
                                                       ------------    ------------
                 Accounts Receivable                   $ 4,807         $   3,421
                                                       ============    ============


3.   INVENTORIES

     Inventories at December 31, net of reserves of $3,157,000 and $3,530,000, in 1999 and 1998 respectively, consist of the following (in thousands):


                                                     1999           1998
                                                 -----------    -----------
               Raw materials                     $   6,026       $ 11,210
               Work-in-process                       3,658          3,141
               Finished goods                        2,642          2,975
                                                 -----------    -----------
                   Inventories                   $  12,326       $ 17,326
                                                 ===========    ===========


4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consist of the following (in thousands):


                                                                                1999             1998
                                                                           -------------      ----------
               Land                                                                            $     140
               Machinery and equipment                                     $  15,485              22,683
               Building                                                                            5,894
               Office furniture and equipment                                  2,166               1,842
               Leasehold improvements                                         10,436               8,830
               Property and equipment not yet in service                          27               2,518
                                                                           -----------        ----------
                                                                              28,114              41,907
               Less accumulated depreciation and
                 amortization                                                (16,816)            (14,454)
                                                                           -----------        ----------
               Property, plant and equipment                               $  11,298           $  27,453
                                                                           =============      ==========


     Depreciation and amortization expense was $4,070,000, $4,094,000 and $3,471,000 in 1999, 1998 and 1997, respectively. $225,000 of interest was capitalized in 1997.

5.   INVESTMENT IN JOINT VENTURE

     The Company and SGL each own 50% of CFT in a joint venture to produce carbon fiber. CFT which was previously a wholly-owned subsidiary of AMTC was formed on October 29, 1999. AMTC contributed net assets with a book value of approximately $13,276,000. SGL purchased a 50% interest in AMTC's carbon fiber manufacturing operations with a net book value of approximately $6,638,000 for approximately $6,972,000 in cash, which resulted in a gain of approximately $334,000. Based on their respective ownership interest of 50% in the joint venture, profit and loss are allocated equally to each member. The Limited Liability Company Agreement provides that CFT is to continue until December 31, 2099 unless it is dissolved earlier, its affairs are wound up and final liquidating distributions are made pursuant to the Limited Liability Company Agreement. The Company's equity in earnings from the joint venture for the year ended December 31, 1999 was approximately $12,000. The Company's investment includes the unamoritzed excess of the Company's investment over its equity in the joint venture net assets. The excess was approximately $164,000 at December 31, 1999 and is being amortized on a straight-line basis over estimated economic useful lives of approximately 101 months.

6.   ACCRUED EXPENSES

     Accrued expenses at December 31 consist of the following (in thousands):


                                                              1999              1998
                                                          ------------      --------------
               Payroll and employee benefits              $    800             $    832
               Plant consolidation                           1,812                1,726
               Interest payable                                248                  306
               Other                                           833                1,033
                                                          ------------      --------------
                        Accrued Expenses                  $  3,693             $  3,897
                                                          ============      ==============


7.   LONG-TERM DEBT

     SENIOR NOTES -The Company placed $20.0 million in principal amount of senior notes with an institutional investor on November 30, 1993. $16.0 million in principal remains outstanding at December 31, 1999. The notes bear interest at 6.13%, payable semi-anually on March 31 and September 30. Semi-annual principal payments of $4.0 million are due beginning on March 31 and September 30 through September 30, 2001. The senior notes contain certain restrictions, including limitations on additional borrowings, the payment of dividends and capital stock repurchases. Under the most restrictive provision of the note agreement, the Company must meet consolidated fixed charge coverage ratios at specified levels. As of December 31, 1999, the Company was in compliance with all covenants under the senior notes. The fair value of the fixed rate senior notes approximates their carrying amount based on the estimated current incremental borrowing rates for similar obligations with similar terms.

     REVOLVING CREDIT AGREEMENT - On July 9, 1999, Aldila Golf, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing. The Agreement has a three year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company. Advances under the Agreement are made based on eligible accounts receivables and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company. The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined). As of December 31, 1999, the Company was in compliance with all covenants under the Agreement and there were no outstanding borrowings.


8.   STOCKHOLDERS' EQUITY

     On October 26, 1995, the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of the Company's common stock. The Company intends to repurchase shares from time to time in the market at then prevailing prices, depending on market and general economic conditions. The Company repurchased 600,000 shares at an average price of $5.28 per share in 1997.

9.   PLANT CONSOLIDATION

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

     In the fourth quarter ended December 31, 1999, the Company recorded an additional plant consolidation charge in the amount of $900,000 (after tax $540,000 or $.03 per share) for the remaining estimated loss ($650,000) on the Rancho Bernardo Facility and an estimated plant charge ($250,000) associated with the shut down of the Plant 1 manufacturing operation in China. The charge associated with the China facility reflects approximately $200,000 of non-cash write downs and $50,000 for other associated costs.


10.  INCOME TAXES

     The components of the provision for income taxes are as follows (in thousands):


                                                          1999             1998             1997
                                                      ------------     ------------    ------------
Current:
         Federal                                      $  (751)            $  4,088        $  2,014
         State                                            (37)                 764             544
                                                      ------------     ------------    ------------
             Total                                       (788)               4,852           2,558
                                                      ------------     ------------    ------------
Deferred:
         Federal                                          284               (2,030)           (734)
         State                                             28                 (538)           (287)
                                                      ------------     ------------    ------------
             Total                                        312               (2,568)         (1,021)
                                                      ------------     ------------    ------------
Tax benefit credited directly to
         additional paid-in-capital                      ----                   16              13
                                                      ------------     ------------    ------------
Provision (benefit) for income taxes                  $  (476)            $  2,300        $  1,550
                                                      ============     ============    ============


     Net deferred income taxes included in current assets in the balance sheet at December 31, consist of the tax effects of temporary differences related to the following (in thousands):


                                                                       1999               1998
                                                                       ----               ----
Inventories                                                            $2,012           $2,712
Accrued expenses                                                        1,172            1,098
Allowance for doubtful accounts and
      sales returns                                                       413              600
Deferred expenses                                                         395              520
Property and equipment                                                    110              ---
State income taxes                                                         18              196
                                                                 ------------     ------------
Deferred tax assets - current                                          $4,120           $5,126
                                                                 ============     ============


     Net deferred income taxes included in long-term liabilities in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):


                                                                       1999             1998
                                                                       ----           ------
Trademarks and patents                                                 $6,053           $6,252
Property and equipment                                                    ---              413
Other                                                                     395              478
                                                                 ------------     ------------
Deferred tax liability - long term                                     $6,448           $7,143
                                                                 ============     ============


     Differences between the statutory federal income tax rate and the effective tax rate as a percentage of income taxes are summarized below.


                                                                  1999                  1998              1997
                                                                  ----                  ----              ----
       Statutory rate                                             (34.0%)                34.0%             34.0%
       State income taxes, net of Federal tax benefit              (0.3)                  2.9               7.9
       Non-deductible amortization                                 19.1                   9.7              15.9
       Other items                                                 (3.2)                 (1.5)             (7.6)
                                                                 -------                -----             -----
       Effective rate                                            (18.4%)                45.1%             50.2%
                                                                 =======                =====             =====


     As of December 31, 1999, the Company has state net operating loss carryforwards available to offset future state tax liabilities of $416,645. Such state net operating loss carryforwards expires in the year 2004.

11.  STOCK OPTION PLAN

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock option plan. Had compensation cost for the company's stock option awards been determined based upon the fair value at the grant date for awards from 1995 through 1999 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                               1999             1998             1997
                                                           ------------     ------------    -------------
     Net income (loss) - pro forma                          $(3,248)           $1,616             $864
                  (in thousands)
     Net income (loss) per share, basic and                  $(0.21)            $0.10            $0.05
                  assuming dilution - pro forma


     The pro forma effect on net income (loss) is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The weighted average fair value of options granted under the Company's stock option plans during 1999, 1998 and 1997 were estimated at $0.74, $3.18 and $2.02 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, volatility of 43% in 1999, 43% in 1998 and 34% in 1997, risk free rate of return of 5.9% in 1999, 5.7% in 1998 and 6.3% in 1997 and expected lives of five years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

     A summary of the Company's fixed stock option plans as of December 31, 1999, 1998 and 1997 and activity during the years then ended is presented below:


                           1999                               1998                                       1997
                  -------------------------------    ------------------------------    -------------------------------
                                       Weighted                          Weighted                        Weighted
                                       Average                            Average                        Average
                                       Exercise                           Exercise                       Exercise
                         Shares         Price             Shares          Price            Shares         Price
                  ------------------ -------------    --------------- --------------    --------------- -------------
     Outstanding at
         January 1         2,142,159      $5.81              2,003,992      $5.56              1,193,064       $6.09
     Granted                 957,500      $1.62                480,000      $6.94              1,058,814       $4.85
     Exercised                   ---                           (33,333)     $4.70               (17,719)       $4.00
     Terminated              (70,000)     $5.46               (308,500)     $6.05              (230,167)       $5.21
                            --------                         ---------                         --------

     Outstanding at
         December 31      3,029,659       $5.74              2,142,159      $5.81             2,003,992        $5.56
                          =========       =====              =========      =====             =========        =====


     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:


                                                Options Outstanding                             Options Exercisable
                               ----------------------------------------------------     ----------------------------------
                                                      Weighted
                                      Number          Average          Weighted              Number             Weighted
  Range of                         Outstanding        Remaining        Average             Exercisable          Average
  Exercise                        at December 31,     Contractual      Exercise          at December 31,        Exercise
    Prices                             1999           Life (Yrs.)        Price                1999                Price
-----------------------------------------------------------------------------------     ----------------------------------
 $1.38 - $2.00                       977,586            9.5              $1.63                35,086             $2.00
 $4.44 - $7.06                     1,924,923            7.0              $5.34             1,368,634             $5.15
 $12.56 - $16.38                     127,150            4.3             $13.65               127,150            $13.65
                            ------------------------------------------------------     ----------------------------------
 $1.38 - $16.38                    3,029,659            7.7              $5.74             1,530,870             $5.74
                            ======================================================     ==================================


     As of December 31, 1999, 1998 and 1997, 1,530,870 1,011,837 and 600,861
shares were exercisable under the Plans at a weighted average exercise price of $5.74, $6.04 and $7.16 per share respectively.

     As of December 31, 1999, an aggregate of 119,287 shares remain available for grant under the Plans. In addition, during each of 1994 and 1993, options covering 26,314 shares were granted to two directors of the Company apart from the Stock Option Plans. The options were granted at $14.13 and $16.38 per share, respectively. The terms of these options are consistent with those granted under the 1992 Stock Option Plan.

12.  EMPLOYEE BENEFIT PLAN

     In July of 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the "Plan") for employees of the Company and its subsidiaries. The Plan became effective on October 1, 1994. This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company matches the first 4% of wages contributed by employees at a rate of $0.25 for every $1.00. The Company's matching contribution vests over four years based on years of service. The Company's contributions amounted to approximately $53,000, $53,000 and $61,000 in 1999, 1998 and 1997, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases building space and certain equipment under operating leases. The Company's leases for office and manufacturing space contain rental escalation clauses and renewal options. Rental expense for the Company was $1,245,000, $1,046,000 and $1,404,000 for 1999, 1998 and 1997, respectively

     As of December 31, 1999, future minimum lease payments for all operating leases are as follows (in thousands):


                   2000                           $1,223
                   2001                              714
                   2002                              616
                   2003                              621
                   2004                              626
                   Thereafter                     $1,536
                                              ----------
                                                  $5,336
                                              ==========

14.  SEGMENT INFORMATION

     The Company designs and manufacturers graphite shafts for golf club manufacturers. In doing so, the Company also manufactures carbon fiber and prepreg materials which are utilized in the manufacture of graphite golf shafts. In accordance with SFAS No. 131, the Company considers its business to consist of one reportable operating segment.

     The Company markets its products domestically and internationally, with its principal international market being Europe. The table below contains information about the geographical areas in which the Company operates. Revenues are attributed to countries based on location in which the sale is settled. Long-lived assets are based on the country of domicile. Sales to a major customer represented 12%, 26%, and 32% of net sales in 1999, 1998, and 1997, respectively. Sales to a second customer represented 17%, 15%, and 22% of net sales in 1999, 1998, and 1997, respectively.


            (in thousands)
            1999                                     Sales              Long Lived Assets
            ----                                     -----              -----------------
            United States                         $ 35,470                       $ 74,077
            Scotland                                 4,194                             --
            England                                  2,231                             --
            China                                       --                          3,269
            Mexico                                      --                            183
            Other Foreign Countries                  3,196                             --
                                                  --------                       --------
            Total                                 $ 45,091                       $ 77,529
                                                  ========                       ========



            1998                                     Sales              Long Lived Assets
            ----                                     -----              -----------------
            United States                         $ 56,521                       $ 84,555
            Scotland                                   209                             --
            England                                  2,417                             --
            China                                       --                          3,269
            Mexico                                      --                            359
            Other Foreign Countries                  3,340                             --
                                                  --------                       --------
            Total                                 $ 62,487                       $ 88,183
                                                  ========                       ========



            1997                                     Sales              Long Lived Assets
            ----                                     -----              -----------------
            United States                         $ 52,103                       $ 86,859
            Scotland                                   103                             --
            England                                  1,909                             --
            China                                       --                          1,099
            Mexico                                      --                            648
            Other Foreign Countries                  1,521                             --
                                                  --------                       --------
            Total                                 $ 55,636                       $ 88,606
                                                  ========                       ========


15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 1999 (in thousands, except per share data):


                                                                       Quarter Ended
                               -------------------------------------------------------------------------------------
                                    March 31,              June 30,            September 30,        December 31,
                               -------------------     ----------------     ------------------    -----------------
    1999:
    Net sales                             $10,563             $12,612                $10,305              $11,611
    Gross profit                            2,289               2,656                  1,286                1,619
    Net loss                                 (307)                (72)                  (754)                (972)
    Net income (loss) per common
     share, assuming dilution             $ (0.02)            $  0.00                $ (0.05)             $ (0.07)

-----------------------------------------------------------------------------------------------------------------

    1998:
    Net sales                             $19,117             $21,153                $13,609               $8,608
    Gross profit                            5,840               5,976                  4,111                1,871
    Net income (loss)                       1,141               1,564                    755                 (661)
    Net income (loss) per common
     share, assuming dilution             $  0.07             $  0.10                $  0.05              ($ 0.04)


16. RELATED PARTY TRANSACTIONS

     During 1999, the Company entered into a joint venture for the production of carbon fiber with SGL (see Note 5). Prior to the joint venture, the Company recognized revenues for the sale of carbon fiber to SGL in the amount of $4,184,000. The amount owed to CFT as of December 31, 1999 was approximately $71,000.

17.  SUBSEQUENT EVENTS

     The Company completed a Lease Termination Agreement ("Agreement") with the landlord of the Rancho Bernardo manufacturing facility subsequent to December 31, 1999. The Agreement allows the Company to buy itself out of the remaining years (through 12/31/2001) of the lease for a sum of $900,000. The Agreement was finalized and the payment was made on February 18, 2000. As such, the Company anticipates the recovery of approximately $400,000 against previously taken plant consolidation charges (see Note 9).

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Aldila, Inc.:


We have audited the consolidated balance sheets of Aldila, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

San Diego, California

February 4, 2000, except for Note 17,
as to which the date is February 18, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALDILA, INC.

                                          By:     /s/ Peter R. Mathewson
                                             ---------------------------------
                                                      Peter R. Mathewson
                                                  Chairman of the Board,
                                                  Chief Executive Officer


                  Signature                             Title                                           Date
                  ---------                             -----                                           ----
              /s/ Peter R. Mathewson               Chief Executive Officer                         March 22, 2000
     ------------------------------------               and Director (Principal
                  Peter R. Mathewson                    Executive Officer)


               /s/ Robert J. Cierzan               Vice President, Finance                         March 22, 2000
     ------------------------------------               (Principal Financial Officer
                   Robert J. Cierzan                    and Principal Accounting Officer)

                 /s/ Gary T. Barbera               Director                                        March 22, 2000
     ------------------------------------
                     Gary T. Barbera

                /s/ Peter E. Bennett               Director                                        March 22, 2000
     ------------------------------------
                    Peter E. Bennett

            /s/ Marvin M. Giles, III               Director                                        March 22, 2000
     ------------------------------------
                Marvin M. Giles, III

                   /s/ John J. Henry               Director                                        March 22, 2000
     ------------------------------------
                       John J. Henry

            /s/ Donald C. Klosterman               Director                                        March 22, 2000
     ------------------------------------
                Donald C. Klosterman

                /s/ Wm. Brian Little               Director                                        March 22, 2000
     ------------------------------------
                    Wm. Brian Little

                    /s/ Chapin Nolen               Director                                        March 22, 2000
     ------------------------------------
                        Chapin Nolen

                 /s/ Thomas A. Brand               Director                                        March 22, 2000
     ------------------------------------
                     Thomas A. Brand


                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER                      EXHIBIT                                                                          PAGE
     ------                      -------                                                                          ----
      2.1                        Agreement of Purchase and Sale, dated as of December
                                     14, 1991, by and among Aldila Acquisition Corp.,
                                     Aldila, Inc. and all of the Shareholders of Aldila, Inc.,
                                     as amended by the First Amendment dated January
                                     9, 1992 by and among Aldila Acquisition Corp., Aldila,
                                     Inc. and all the Shareholders of Aldila, Inc. (Filed as
                                     Exhibit 2.1 to the Company's Registration Statement
                                     on Form S-1 (Registration No. 33-61560)and incorporated
                                     herein by reference).

      3.1                         Restated Certificate of Incorporation.  (Filed as Exhibit
                                     3.1 to the Company's Registration Statement on
                                     Form S-1 (Registration No. 33-70010) and incorporated
                                     herein by reference).

      3.2                         Restated By-Laws of the Company.  (Filed as Exhibit 3.2
                                     to the Company's Registration Statement on Form S-1
                                     (Registration No. 33-61560) and incorporated herein
                                     by reference).

      4.1                         Specimen form of Company's Common Stock Certificate.
                                     (Filed as Exhibit 4.1 to the Company's Registration
                                     Statement on Form S-1 (Registration No. 33-61560)
                                     and incorporated herein by reference).

      4.2                         Note Purchase Agreement dated as of November 1,
                                     1993, with respect to the Company's 6.13% Senior
                                     Notes due 2001.  (Filed as Exhibit 4.2 to the
                                     Company's Report on Form 10-K for the year ended
                                     December 31, 1993 and incorporated herein by
                                     reference).

      4.3                         Form of 6.13% Senior Note due 2001.  (Filed as Exhibit
                                     4.3 to the Company's Report on Form 10-K for the
                                     year ended December 31, 1993 and incorporated
                                     herein by reference).

    *10.1                         1992 Stock Option Plan of the Company, as amended.
                                     (Filed as Exhibit 10.6 to the Company's Registration
                                     Statement on Form S-1 (Registration No. 33-61560)
                                     and incorporated herein by reference).

    *10.2                         Form of Stock Option Agreement in connection with Stock
                                     Option Plan.  (Filed as Exhibit 10.7 to the Company's
                                     Registration Statement on Form S-1 (Registration
                                     No. 33-61560) and incorporated herein by reference).



    EXHIBIT
    NUMBER                        EXHIBIT                                                                              PAGE
    ------                        -------                                                                              ----
    *10.3                         Executive Bonus Plan of the Company.  (Filed as
                                     Exhibit 10.2 to the Company's Report on Form 10-Q
                                     for the quarterly period ended September 30, 1994
                                     and incorporated herein by reference).

     10.4                         Form of Indemnification Agreement between the
                                     Company and its directors and executive officers.
                                     (Filed as Exhibit 10.13 to the Company's Registration
                                     Statement on Form S-1 (Registration No. 33-61560)
                                     and incorporated herein by reference).

     10.5                         Business Park Net Lease dated as of May 29, 1987,
                                     between the Company and Kaiser Development
                                     Company as amended by the First Amendment to
                                     Lease dated as of January 12, 1992, between the
                                     Company and Bedford Development Company.
                                     (Filed as Exhibit 10.15 to the Company's Registration
                                     Statement on Form S-1 (Registration No. 33-61560)
                                     and incorporated herein by reference).

     10.6                         Lease Agreement dated as of October 15, 1990, between
                                     the Company and Baja del Mar, S.A. de C.V. (Filed
                                     as Exhibit 10.16 to the Company's Registration
                                     Statement on Form S-1 Registration No. 33-61560)
                                     and incorporated herein by reference).

     10.7                         Lease Agreement dated as of August 30, 1993, between
                                     the Company and T.M. Cobb Company.  (Filed as
                                     Exhibit 10.16 to the Company's Registration
                                     Statement on Form S-1 (Registration No. 33-70010)
                                     and incorporated  herein by reference).

     10.8                         First Amendment to Lease Agreement dated as of
                                     August 30, 1993, between the Company and T.M.
                                     Cobb Company.  (Filed as Exhibit 10.14 to the
                                     Company's Report on Form 10-K for the year ended
                                     December 31, 1993 and incorporated herein by
                                     reference).

     10.9                         Lease Agreement dated as of November 30, 1993, between
                                     the Company and T.M. Cobb Company.  (Filed as
                                     Exhibit 10.15 to the Company's Report on Form 10-K
                                     for the year ended December 31, 1993 and incorporated
                                     herein by reference).

   *10.10                         Form of Stock Option Agreement, dated October 5, 1993,
                                     between Marvin M. Giles, III and the Company.
                                     (Filed as Exhibit 10.18 to the Company's Registration
                                     Statement on Form S-1 (Registration No. 33-70010) and
                                     incorporated herein by reference).



    EXHIBIT
    NUMBER                        EXHIBIT                                                                              PAGE
    ------                        -------                                                                              ----
    10.11                         1994 Stock Incentive Plan of the Company, as amended.
                                     (Filed as Exhibit A to the Company's 1997 Proxy
                                     Statement dated March 26, 1997 and incorporated
                                     herein by reference).

    10.12                         Form of Stock Option Agreement in connection with the
                                     1994 Stock Incentive Plan. (Filed as Exhibit 10.1 to
                                     the Report on Form 10-Q for the quarterly period
                                     ended September 30, 1994 and incorporated herein
                                     by reference).

    10.13                         Lease Agreement dated May 15, 1995 between the
                                     Company and Desarrollo Industrial de Tijuana, S.A.
                                     de C.V.   (Filed as Exhibit 10.1 to the Company's
                                     Report on Form 10-Q for the quarterly period ended
                                     June 30, 1995 and incorporated herein by reference).

    10.14                         Supply Agreement commencing January 1, 1998
                                     between Courtaulds Fibres, Ltd. And Aldila Materials
                                     Technology Corp.  (Filed as Exhibit 10.20 to the Company's
                                     Report on Form 10-K for the year ended December 31, 1997
                                     and incorporated herein by reference).

    10.15                         Loan Agreement dated March 27, 1998 between Aldila, Inc. and
                                     Union Bank of California, N.A. (Filed as Exhibit 10.1 to the
                                     Company's Report on Form 10-Q for the quarterly period
                                     ended March 31, 1998 and incorporated herein by reference).

    10.16                         First Amendment to Loan Agreement dated March 22, 1999
                                     between the Company and Union Bank of California, N.A.
                                     (Filed as Exhibit 10.16 to the Company's Report on Form 10-K
                                     for the year ended December 31, 1998 and incorporated herein by reference).

    10.17                         Member Interest Purchase Agreement dated as
                                     of October 20, 1999 among SGL Carbon Fibers and Composites, Inc., SGL Technik GmbH,
                                     Aldila Materials Technology Corp. and the
                                     Company.



    10.18                        Loan and Security Agreement by and between Aldila Golf Corp.
                                     and Foothill Capital Corporation dated July 9, 1999. (Filed as
                                     Exhibit 10.1 to the Company's Report on Form 10-Q for the
                                     quarterly period ended June 30, 1999 and incorporated
                                     herein by reference).

   *10.19                        Severance Protection Agreement dated March 11, 1999 between the Company and Gary T. Barbera. (Filed as Exhibit 10.2 to the
                                     Company's Report on Form 10-Q for the quarterly period ended
                                     June 30, 1999 and incorporated herein by reference).

   *10.20                        Severance Protection Agreement dated March 11, 1999 between the Company and Peter R. Mathewson. (Filed as Exhibit 10.3 to the
                                     Company's Report on Form 10-Q for the quarterly period ended
                                     June 30, 1999 and incorporated herein by reference).

   *10.21                        Severance Protection Agreement dated March 11, 1999 between the Company and Robert J. Cierzan. (Filed as Exhibit 10.4 to the
                                     Company's Report on Form 10-Q for the quarterly period ended
                                     June 30, 1999 and incorporated herein by reference).

   *10.22                        Severance Protection Agreement dated March 11, 1999 between the Company and Michael J. Rossi. (Filed as Exhibit 10.5 to the
                                     Company's Report on Form 10-Q for the quarterly period ended
                                     June 30, 1999 and incorporated herein by reference).

     11.1                        Statement re:  Computation of Net Income per Common Share

     21.1                        Subsidiaries of the Company.

     23.1                        Independent Auditors' Consent

     27.1                        Financial Data Schedule


*Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.