Form 10-Q
period 2000-03-31
ALDILA INC
filed 2000-05-15
CIK 902272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

As of May 11, 2000 there were 15,462,204 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

-------------------------------------------------------------------------------

                                  ALDILA, INC.

                                TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

                                                                            Page
                                                                            ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                     Consolidated Balance Sheets at
                        March 31, 2000 and December 31, 1999                  3

                     Consolidated Statements of Operations for the
                        three months ended March 31, 2000 and 1999            4

                     Consolidated Statements of Cash Flows for the
                        three months ended March 31, 2000 and 1999            5

                     Notes to Consolidated Financial Statements               6

Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      8


PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                            12

Item 2.         Changes in Securities                                        12

Item 3.         Defaults Upon Senior Securities                              12

Item 4.         Submission of Matters to a Vote of Security Holders          12

Item 5.         Other Information                                            12

Item 6.         Exhibits and Reports on Form 8-K                             12

                Signatures                                                   13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ALDILA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,    DECEMBER 31,
                                                                              2000           1999
                                                                          ------------   ------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
          Cash and cash equivalents                                       $      5,068   $      4,077
          Marketable securities                                                   --            4,513
          Accounts receivable                                                    7,654          4,807
          Inventories                                                            9,336         12,326
          Deferred tax assets                                                    4,010          4,010
          Prepaid expenses and other current assets                                695            741
                                                                          ------------   ------------
               Total current assets                                             26,763         30,474

PROPERTY, PLANT AND EQUIPMENT                                                   10,327         11,298

INVESTMENT IN JOINT VENTURE                                                      7,248          7,181

TRADEMARKS AND PATENTS                                                          13,724         13,833

GOODWILL                                                                        44,413         44,770

DEFERRED FINANCING FEES                                                            223            256

OTHER ASSETS                                                                       203            191
                                                                          ------------   ------------

TOTAL ASSETS                                                              $    102,901   $    108,003
                                                                          ------------   ------------
                                                                          ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable                                                $      3,061   $      3,258
          Accrued expenses                                                       1,983          3,693
          Income taxes payable                                                     805            167
          Long-term debt, current portion                                        8,000          8,000
                                                                          ------------   ------------
               Total current liabilities                                        13,849         15,118

LONG-TERM LIABILITIES:
          Long-term debt                                                         4,000          8,000
          Deferred tax liabilities                                               6,286          6,338
          Deferred rent liabilities                                                 37            398
                                                                          ------------   ------------
               Total liabilities                                                24,172         29,854
                                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value; authorized 5,000,000 shares;
               no shares issued
          Common stock, $.01 par value; authorized 30,000,000 shares;
               issued and outstanding 15,462,204 shares                            155            155
          Additional paid-in capital                                            42,627         42,627
          Retained earnings                                                     35,947         35,367
                                                                          ------------   ------------
               Total stockholders' equity                                       78,729         78,149
                                                                          ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    102,901   $    108,003
                                                                          ------------   ------------
                                                                          ------------   ------------

                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              ----------------------------
                                                  2000            1999
                                              ------------    ------------
NET SALES                                     $     16,713    $     10,563
COST OF SALES                                       13,727           8,274
                                              ------------    ------------
          Gross profit                               2,986           2,289
                                              ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE                  1,878           1,865
AMORTIZATION OF GOODWILL                               357             357
PLANT CONSOLIDATION                                   (566)             --
                                              ------------    ------------
          Operating income                           1,317              67
                                              ------------    ------------

OTHER EXPENSE (INCOME):
          Interest expense                             288             334
          Other, net                                  (137)              7
          Equity in earnings of joint venture          (38)             --
                                              ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                    1,204            (274)
PROVISION FOR INCOME TAXES                             624              33
                                              ------------    ------------

NET INCOME (LOSS)                             $        580    $       (307)
                                              ------------    ------------
                                              ------------    ------------


NET INCOME (LOSS) PER COMMON SHARE - BASIC    $       0.04    $      (0.02)
                                              ------------    ------------
                                              ------------    ------------

NET INCOME (LOSS) PER COMMON SHARE,
          ASSUMING DILUTION                   $       0.04    $      (0.02)
                                              ------------    ------------
                                              ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING                         15,462          15,462
                                              ------------    ------------
                                              ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON
         AND COMMON EQUIVALENT SHARES               15,576          15,462
                                              ------------    ------------
                                              ------------    ------------

                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    -----------------------------
                                                                                        2000             1999
                                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                          $        580     $       (307)
         Adjustments to reconcile net income (loss) to net cash
           provided by (used for) operating activities:
               Depreciation and amortization                                               1,073            1,585
               Loss on disposal of fixed assets                                             --                  9
               Changes in assets and liabilities:
                      Accounts receivable                                                 (2,847)          (2,484)
                      Inventories                                                          2,990              (27)
                      Prepaid expenses and other current assets                               34              278
                      Accounts payable                                                      (197)            (277)
                      Accrued expenses                                                    (1,187)            (703)
                      Income taxes payable                                                   638             (623)
                      Deferred tax liabilities                                               (52)             (52)
                      Deferred rent liabilities                                             (361)             (30)
                                                                                    ------------     ------------
                           Net cash provided by (used for) operating activities              671           (2,631)
                                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment, net                                            (126)            (644)
         Investment in marketable securities                                               4,513             --
         Investment in joint venture                                                         (67)            --
                                                                                    ------------     ------------
                           Net cash provided by (used for) investing activities            4,320             (644)
                                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under line of credit                                                     --              1,700
        Principal payments on long-term debt                                              (4,000)            --
                                                                                    ------------     ------------
                           Net cash provided by (used for) financing activities           (4,000)           1,700
                                                                                    ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         991           (1,575)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             4,077            1,972
                                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $      5,068     $        397
                                                                                    ------------     ------------
                                                                                    ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for:
               Interest                                                             $        500     $        630
               Income taxes                                                         $         10     $        473

                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 2000 and the consolidated statements of operations and of cash flows for the three month period ended March 31, 2000 and 1999, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The consolidated balance sheet as of December 31, 1999 was derived from the Aldila Inc. and subsidiaries' (the "Company's") audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto.

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                               March 31,      December 31,
                                                 2000             1999
                                                 ----             ----
Raw materials                                      $5,411           $6,026
Work in process                                     1,980            3,658
Finished goods                                      1,945            2,642
                                             ------------     ------------
         Inventories                               $9,336          $12,326
                                             ------------     ------------
                                             ------------     ------------

3.   LONG-TERM DEBT

     SENIOR NOTES -- The Company placed $20.0 million in principal amount of senior notes with an institutional investor on November 30, 1993. $12.0 million in principal remains outstanding at March 31, 2000. The notes bear interest at 6.13%, payable semi-annually on March 31, and September 30. Semi-annual principal payments of $4.0 million are due on March 31 and September 30 through September 30, 2001. The senior notes contain certain restrictions, including limitations on additional borrowings, the payment of dividends and capital stock repurchases. Under the most restrictive provision of the note agreement, the Company must meet consolidated fixed charge coverage ratios at specified levels. As of March 31, 2000, the Company was in compliance with all covenants under the senior notes. The fair value of the fixed rate senior notes approximates their carrying amount based on the estimated current incremental borrowing rates for similar obligations with similar terms.

     REVOLVING CREDIT AGREEMENT -- On July 9, 1999, Aldila Golf, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing. The Agreement has a three year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company. Advances under the Agreement are made based on eligible accounts receivables and inventories of Aldila Golf Corp. and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company. The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined). As of March 31, 2000, the Company was in compliance with all covenants under the Agreement and there were no outstanding borrowings.

4.   COMMITMENT AND CONTINGENCIES

     The Company completed a Lease Termination Agreement ("Agreement") with the landlord of the Rancho Bernardo manufacturing facility subsequent to December 31, 1999. The Agreement allows the Company to buy itself out of the remaining years (through 12/31/2001) of the lease for a sum of $900,000. The Agreement was finalized and the payment was made on February 18, 2000. As such, the Company recovered approximately $0.6 million against previously taken plant consolidation charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW - BUSINESS CONDITIONS

     The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 89% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs. As a result, the Company's operating results are substantially dependent not only on demand by its customers for the Company's shafts, but also on demand by consumers for clubs including graphite shafts such as the Company's.

     In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber. During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products. On October 29, 1999, SGL Carbon Fibers and Composite, Inc. ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation. The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners. The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC ("CFT"), for the purchase of carbon fiber at cost plus an agreed mark-up. Profits and losses of CFT will be shared equally by the partners. The Company anticipates that the carbon fiber from this facility will primarily be consumed by the joint venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties. The Company does not expect third party sales at CFT nor the sale of graphite prepreg to have a significant effect on either its sales or profitability for several years.

     Historically, graphite shafts have principally been offered by manufacturers of higher priced, premium golf clubs, and the Company's sales have been predominantly of premium graphite shafts. However, in recent years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market. The Company now competes aggressively with primarily United States based shaft manufacturers for premium graphite shafts and also against primarily foreign based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment. While the Company's market share in the value segment is not as great as the premium segment, the Company has advanced rapidly in securing new customers in this segment in recent years. Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries. This has had the effect, and is expected by management to continue to have the effect for at least the next several years, of decreasing the selling prices of the Company's shafts. Although the Company's gross profit margin is being adversely affected by the reduction in selling prices, the adverse effects on gross margin have been mitigated to some extent by efforts being taken by the Company to control costs, including obtaining lower prices for its raw materials and manufacturing its own graphite prepreg, and should be mitigated to some extent in the future as the Company increases the percentage of its shafts being manufactured in countries with lower labor and overhead costs.

     In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply shafts for the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated among several customers, thereby making the Company's results of operations dependent to a large extent on continued sales to Taylor Made, Callaway and Ping. In 1999, sales to Taylor Made Golf, Callaway Golf Company and Ping represented 17%, 12% and 10%, respectively, of the Company's total net sales. The Company expects Taylor Made, Callaway and Ping to continue to be the Company's largest customers, at least through 2000. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

RESULTS OF OPERATIONS

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

     NET SALES. Net sales increased $6.1 million, or 58.2%, to $16.7 million for the first quarter ended March 31, 2000 (the "2000 Period") from $10.6 million for the first quarter ended 1999 (the "1999 Period"). The increase in net sales was attributable to increased shaft unit sales to the Company's club manufacturer customers which was partially offset by a decrease in the average selling price of shafts sold. Shaft unit sales increased 110% in the 2000 Period as compared to the 1999 Period, and the average selling price of shafts sold decreased 15%, partly as a result of a change in product mix to lower priced value shafts.

     GROSS PROFIT. Gross profit increased $0.7 million, or 30.4%, to $3.0 million for the 2000 Period from $2.3 million for the 1999 Period as a result of the increase in net sales and less expensive carbon fiber consumed in the 2000 Period. The Company's gross profit margin decreased to 17.9% in the 2000 Period compared to 21.7% in the 1999 Period as a result of lower average selling prices for shafts. Gross profit margin was also negatively impacted in the 2000 Period from the carry over of higher cost inventories from 1999. The impact of the 1999 higher cost inventories resulted in an approximate 28% reduction in gross profit reported. Gross profit in the 2000 Period was impacted positively by a $67,000 adjustment for inventory reserves.

     OPERATING INCOME. Operating income increased $1.2 million, or 1865.7%, to $1.3 million for the 2000 Period from $0.1 million for the 1999 Period, and increased as a percentage of net sales to 7.9% in the 2000 Period compared to 0.6% in the 1999 Period. Selling, general and administrative expense decreased as a percentage of net sales to 11.2% for the 2000 Period compared to 17.7% for the 1999 Period, primarily as a result of the increase in net sales. In addition, operating income was positively impacted in the 2000 Period by the recovery of $0.6 million in previously taken plant consolidation charges.

     INCOME (LOSS) BEFORE INCOME TAXES. Income (loss) before income taxes increased $1.5 million to $1.2 million for the 2000 Period from $(0.3) million for the 1999 Period. The majority of the increase is attributed to the increase in operating income. In addition, income (loss) before income taxes was positively impacted in the 2000 Period by $0.1 million of other-net income and $38,000 in equity in earnings of CFT.

     INCOME TAXES. The Company recorded a provision for income taxes of $0.6 million in the 2000 Period compared to $33,000 in the 1999 Period, which was primarily as a result of the effect of the Company's non-deductible amortization of goodwill on the pretax loss.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has in place a $12.0 million revolving credit facility from a financial institution which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%. Availability for borrowings under the Line of Credit was approximately $5.5 million as of March 31, 2000. The Company has $12.0 million in principal amount of senior notes outstanding which bear interest at 6.13%. Semi-annual principal payments of $4.0 million, plus accrued interest, are due on March 31 and September 30 through September 30, 2001.

     Cash (including cash equivalents) provided by operating activities in the 2000 Period was $0.7 million compared to $2.6 million used for operating activities for the 1999 Period. This increase resulted principally from the increase in net income and a decrease in cash used for working capital items in the 2000 Period as compared to the 1999 Period. The Company used $0.1 million for capital expenditures during the 2000 Period. Management anticipates capital expenditures to approximate $0.7 million for 2000. The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of the CFT operation in Evanston, Wyoming in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT's fixed annual cost. The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability to meet its obligations at least through 2001.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties. The Company does not undertake any responsibility to update these statements in the future. The Company's actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of a variety of factors.

The Company's Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under "Business Risks" in Part I, Item 1 of the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part I, Item 7 of the Form 10-K. The forward-looking statements in this 10-Q are particularly subject to the risks that

     - our principal customers will not continue to increase their orders over last year;

     - our principal customers will be unwilling to satisfy a significant portion of their demand with shafts manufactured in Mexico or China instead of with shafts manufactured in the United States;

     - we will not achieve success marketing shafts to club assemblers based in China;

     - our international operations will be adversely affected by political instability, currency fluctuation, export/import regulation and other risks typical of multi-national operations, particularly those operating in less developed countries; and

     - our joint venture with SGL Carbon Fibers and Composites, Inc. will be unsuccessful.

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

Item 5.  OTHER INFORMATION
              Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibit 11.1 - Statement re:  Computation of Net Income per
                                 Common Share

              (b) Exhibit 27.1 - Financial Data Schedule

              (c) Reports on Form 8-K:
                    No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:                                     ALDILA, INC.


May 11, 2000                               /s/ Robert J. Cierzan
                                           ------------------------------------
                                           Robert J. Cierzan
                                           Vice President, Finance
                                           Signing both in his capacity as
                                           Vice President and as Chief
                                           Accounting Officer of the Registrant