Form 10-Q
period 2000-06-30
ALDILA INC
filed 2000-08-11
CIK 902272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

As of August 11, 2000 there were 15,462,204 shares of the Registrant's common stock, par value $0.01 per share, outstanding.


--------------------------------------------------------------------------------

                                  ALDILA, INC.
                                TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000


                                                                                                    Page
                                                                                                    ----
 PART I.                 FINANCIAL INFORMATION

 Item 1.                 Financial Statements

                               Consolidated Balance Sheets at
                                  June 30, 2000 and December 31, 1999                                3

                               Consolidated Statements of Operations for the three
                                  months ended June 30, 2000 and 1999
                                  and the six months ended June 30, 2000 and 1999                    4

                               Consolidated Statements of Cash Flows for the
                                   six months ended June 30, 2000 and 1999                           5

                               Notes to Consolidated Financial Statements                            6

 Item 2.                 Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                                8


 PART II                 OTHER INFORMATION

 Item 1.                 Legal Proceedings                                                          13

 Item 2.                 Changes in Securities                                                      13

 Item 3.                 Defaults Upon Senior Securities                                            13

 Item 4.                 Submission of Matters to a Vote of Security Holders                        13

 Item 5.                 Other Information                                                          14

 Item 6.                 Exhibits and Reports on Form 8-K                                           14

                         Signatures                                                                 15


                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ALDILA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       JUNE 30,            DECEMBER 31,
                                                                                         2000                  1999
                                                                                  -------------------   -------------------
                                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
          Cash and cash equivalents                                                           $4,445                $4,077
          Marketable securities                                                                7,437                 4,513
          Accounts receivable                                                                  6,032                 4,807
          Inventories                                                                          8,556                12,326
          Deferred tax assets                                                                  4,010                 4,010
          Prepaid expenses and other current assets                                              835                   741
                                                                                  -------------------   -------------------
               Total current assets                                                           31,315                30,474

PROPERTY, PLANT AND EQUIPMENT                                                                  9,937                11,298

INVESTMENT IN JOINT VENTURE                                                                    7,316                 7,181

TRADEMARKS AND PATENTS                                                                        13,615                13,833

GOODWILL                                                                                      44,056                44,770

DEFERRED FINANCING FEES                                                                          191                   256

OTHER ASSETS                                                                                     181                   191
                                                                                  -------------------   -------------------

TOTAL ASSETS                                                                                $106,611              $108,003
                                                                                  ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable                                                                    $2,745                $3,258
          Accrued expenses                                                                     2,819                 3,693
          Income taxes payable                                                                 2,373                   167
          Long-term debt, current portion                                                      8,000                 8,000
                                                                                  -------------------   -------------------
               Total current liabilities                                                      15,937                15,118

LONG-TERM LIABILITIES:
          Long-term debt                                                                       4,000                 8,000
          Deferred tax liabilities                                                             6,245                 6,338
          Deferred rent liabilities                                                               44                   398
                                                                                  -------------------   -------------------
               Total liabilities                                                              26,226                29,854
                                                                                  -------------------   -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value; authorized 5,000,000 shares;
               no shares issued
          Common stock, $.01 par value; authorized 30,000,000 shares;
               issued and outstanding 15,462,204 shares                                          155                   155
          Additional paid-in capital                                                          42,627                42,627
          Retained earnings                                                                   37,603                35,367
                                                                                  -------------------   -------------------
               Total stockholders' equity                                                     80,385                78,149
                                                                                  -------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $106,611              $108,003
                                                                                  ===================   ===================

                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                            ------------------------------      ------------------------------
                                                                2000            1999                2000            1999
                                                            --------------  --------------      --------------  --------------
NET SALES                                                         $17,082         $12,612             $33,795         $23,175
COST OF SALES                                                      11,377           9,956              25,104          18,230
                                                            --------------  --------------      --------------  --------------
          Gross profit                                              5,705           2,656               8,691           4,945
                                                            --------------  --------------      --------------  --------------

SELLING, GENERAL AND ADMINISTRATIVE                                 2,262           1,831               4,140           3,696
AMORTIZATION OF GOODWILL                                              357             357                 714             714
PLANT CONSOLIDATION                                                     -               -                (566)              -
                                                            --------------  --------------      --------------  --------------
          Operating income                                          3,086             468               4,403             535
                                                            --------------  --------------      --------------  --------------

OTHER EXPENSE (INCOME):
          Interest expense                                            229             344                 517             678
          Other, net                                                 (110)              6                (247)             13
          Equity in earnings of joint venture                         (32)              -                 (70)              -
                                                            --------------  --------------      --------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES                                   2,999             118               4,203            (156)
PROVISION FOR INCOME TAXES                                          1,343             190               1,967             223
                                                            --------------  --------------      --------------  --------------

NET INCOME (LOSS)                                                  $1,656            ($72)             $2,236           ($379)
                                                            ==============  ==============      ==============  ==============


NET INCOME (LOSS) PER COMMON SHARE                                  $0.10          ($0.00)              $0.14          ($0.02)
                                                            ==============  ==============      ==============  ==============

NET INCOME (LOSS) PER COMMON SHARE,
          ASSUMING DILUTION                                         $0.10          ($0.00)              $0.14          ($0.02)
                                                            ==============  ==============      ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING                                        15,462          15,462              15,462          15,462
                                                            ==============  ==============      ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON
         AND COMMON EQUIVALENT SHARES                              15,556          15,462              15,566          15,462
                                                            ==============  ==============      ==============  ==============



                See notes to consolidated financial statements.

                                       ALDILA, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                              (IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                              ------------------------------
                                                                                  2000             1999
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                          $2,236            ($379)
         Adjustments to reconcile net income (loss) to net cash
           provided by (used for) operating activities:
               Depreciation and amortization                                         2,077            3,133
               Loss on disposal of fixed assets                                         19                9
               Changes in assets and liabilities:
                      Accounts receivable                                           (1,225)          (3,666)
                      Inventories                                                    3,770            2,270
                      Prepaid expenses and other current assets                        (83)             161
                      Accounts payable                                                (513)          (1,139)
                      Accrued expenses                                                (351)            (576)
                      Income taxes payable                                           2,206             (392)
                      Deferred tax liabilities                                         (93)            (104)
                      Deferred rent liabilities                                       (354)             (60)
                                                                              -------------    -------------
                           Net cash provided by (used for) operating
                             activities                                              7,689             (743)
                                                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment, net                                      (262)            (744)
         Investment in marketable securities                                        (2,924)               -
         Investment in joint venture                                                  (135)               -
                                                                              -------------    -------------
                           Net cash used for investing activities                   (3,321)            (744)
                                                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under line of credit                                                  -            1,700
        Payments under line of credit                                                    -           (1,700)
        Principal payments on long-term debt                                        (4,000)               -
                                                                              -------------    -------------
                           Net cash used for  financing activities                  (4,000)               -
                                                                              -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   368           (1,487)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       4,077            1,972
                                                                              -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $4,445             $485
                                                                              =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
              Interest                                                                $512             $660
              Income taxes                                                             $74             $483




                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.    BASIS OF PRESENTATION

      The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations and of cash flows for the three and six month period ended June 30, 2000 and 1999, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The consolidated balance sheet as of December 31, 1999 was derived from the Aldila, Inc. and subsidiaries' (the "Company's") audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto.


2.    INVENTORIES

      Inventories consist of the following (in thousands):


                                              June 30,             December 31,
                                                2000                   1999
                                                ----                   ----
      Raw materials                       $       3,425          $      6,026
      Work in process                             2,968                 3,658
      Finished goods                              2,163                 2,642
                                          ------------------     ------------------
           Inventories                    $       8,556          $     12,326
                                          ==================     ==================


3.    LONG-TERM DEBT

      SENIOR NOTES - The Company placed $20.0 million in principal amount of senior notes with an institutional investor on November 30, 1993. $12.0 million in principal remains outstanding at June 30, 2000. The notes bear interest at 6.13%, payable semi-annually on March 31 and September 30. Semi-annual principal payments of $4.0 million, plus accrued interest, are due on March 31 and September 30 through September 30, 2001. The senior notes contain certain restrictions, including limitations on additional borrowings, the payment of dividends and capital stock repurchases. Under the most restrictive provision of the senior notes, the Company must meet consolidated fixed charge coverage ratios at specified levels. As of June 30, 2000, the Company was in compliance with all covenants under the senior notes. The fair value of the fixed rate senior notes approximates their carrying amount based on the estimated current incremental borrowing rates for similar obligations with similar terms.

           REVOLVING CREDIT AGREEMENT - On July 9, 1999, Aldila Golf Corp. ("Aldila Golf"), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing. The Agreement has a three year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company. Advances under the Agreement are made based on eligible accounts receivables and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company. The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined). As of June 30, 2000, the Company was in compliance with all covenants under the Agreement and there were no outstanding borrowings.

4.    COMMITMENT AND CONTINGENCIES

      The Company completed a Lease Termination Agreement ("Termination Agreement") with the landlord of the Rancho Bernardo manufacturing facility subsequent to December 31, 1999. The Termination Agreement allows the Company to buy itself out of the remaining years (through 12/31/2001) of the lease for a sum of $900,000. The Termination Agreement was finalized and the payment was made on February 18, 2000. As such, the Company recovered approximately $0.6 million against previously taken plant consolidation charges.

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

      In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber. During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products. On October 29, 1999, SGL Carbon Fibers and Composite, Inc. ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation. The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners. The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC ("CFT"), for the purchase of carbon fiber at cost plus an agreed mark-up. Profits and losses of CFT are shared equally by the partners. The Company anticipates that the carbon fiber from this facility will primarily be consumed by the joint venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties. The Company does not expect third party sales at CFT nor the sale of graphite prepreg to have a significant effect on either its sales or profitability for several years.

      Historically, graphite shafts have principally been offered by manufacturers of higher priced, premium golf clubs, and the Company's sales have been predominantly of premium graphite shafts. However, in recent years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market. The Company now competes aggressively with primarily United States based shaft manufacturers for premium graphite shafts and also against primarily foreign based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment. While the Company's market share in the value segment is not as great as the premium segment, the Company has advanced rapidly in securing new customers in this segment in recent years. Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries. This has had the effect, and is expected by management to continue to have the effect for at least the next several years, of decreasing the selling prices of the Company's shafts. Although the Company's gross profit margin is being adversely affected by the reduction in selling prices, the adverse effects on gross margin have been mitigated in the past to some extent by steps taken by the Company to control costs, including obtaining lower prices for its raw materials and manufacturing its own graphite prepreg, and should be mitigated to some extent in the future as the Company increases the percentage of its shafts being manufactured in countries with lower labor and overhead costs.

      In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply shafts for the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated among several customers, thereby making the Company's results of operations dependent to a large extent on continued sales to Taylor Made-adidas Golf Co. ("Taylor Made"), Callaway Golf Company ("Callaway") and Ping. In 1999 sales to Taylor Made, Callaway and Ping represented 17%, 12% and 10%, respectively, of the Company's total net sales. The Company expects Taylor Made, Callaway and Ping to continue to be the Company's largest customers, at least through 2000. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

      NET SALES. Net sales increased $4.5 million, or 35.4%, to $17.1 million for the second quarter ended June 30, 2000 (the "2000 Period") from $12.6 million for the second quarter ended 1999 (the "1999 Period"). The increase in net sales was attributable to increased shaft unit sales to the Company's club manufacturer customers which was partially offset primarily by no carbon fiber sales in the 2000 Period which were $1.9 million in the 1999 Period, and also by a decrease in the average shaft unit selling price of shafts sold. Shaft unit sales increased 80.3% in the 2000 Period as compared to the 1999 Period, and the average selling price of shafts sold decreased 6.9%.

      GROSS PROFIT. Gross profit increased $3.0 million, or 114.8%, to $5.7 million for the 2000 Period from $2.7 million for the 1999 Period as a result of the increase in net sales and less expensive carbon fiber consumed in the 2000 Period. The Company's gross profit margin increased to 33.4% in the 2000 Period compared to 21.1% in the 1999 Period primarily as a result of increased volume, which resulted in a lower overall cost per unit.

      OPERATING INCOME. Operating income increased $2.6 million, or 459.4%, to $3.1 million for the 2000 Period from $0.5 million for the 1999 Period, and increased as a percentage of net sales to 18.1% in the 2000 Period compared to 3.7% in the 1999 Period. Selling, general and administrative expense increased to $2.3 million in the 2000 Period from $1.8 million in the 1999 Period primarily resulting from higher incentive charges partially offset by reductions in other expenditures. Selling, general and administrative expense decreased as a percentage of net sales to 13.2% for the 2000 Period compared to 14.5% for the 1999 Period, primarily as a result of the increase in net sales.

      INCOME (LOSS) BEFORE INCOME TAXES. Income (loss) before income taxes increased $2.9 million to $3.0 million for the 2000 Period from $0.1 million for the 1999 Period. The major portion of the increase is attributed to the increase in operating income.

      INCOME TAXES. The Company recorded a provision for income taxes of $1.3 million in the 2000 Period compared to $0.2 million in the 1999 Period. The increase in the income tax provision was a result of the Company's higher income before income taxes.

SIX MONTH PERIOD IN 2000 COMPARED TO THE SIX MONTH PERIOD IN 1999

      NET SALES. Net sales increased $10.6 million, or 45.8%, to $33.8 million for the six month period ended June 30, 2000 from $23.2 million for the six month period ended June 30, 1999. The increase in net sales was attributable to increased shaft unit sales which was partially offset primarily by no carbon fiber sales in the 2000 Period which were $2.1 million in the 1999 Period, and also by a decrease in the average shaft unit selling price. Shaft unit sales increased by 94.9% in the six month period ended June 30, 2000 as compared to the six month period ended June 30, 1999, and the average selling price of shafts sold decreased 11.0%.

      GROSS PROFIT. Gross profit increased $3.7 million, or 75.8%, to $8.7 million for the six month period ended June 30, 2000 from $4.9 million for the six month period ended June 30, 1999. The Company's gross profit margin increased to 25.7% for the six month period ended June 30, 2000 compared to 21.3% for the six month period ended June 30, 1999, primarily as a result of increased volume which results in a lower overall cost per unit. Gross profit margin was negatively impacted in the six month period ended June 30, 2000 from the carry over of higher cost inventories from 1999. The impact of the 1999 higher cost inventories resulted in an approximate 14% reduction in gross profit reported. Gross profit margin in the six month period ended June 30, 2000 was impacted positively by an approximate $0.3 million adjustment to inventory reserves.

      OPERATING INCOME. Operating income increased $3.9 million, or 623.0%, to $4.4 million for the six month period ended June 30, 2000 from $0.5 million for the six month period ended June 30, 1999, and increased as a percentage of net sales to 13.0% for the six month period ended June 30, 2000 compared to 2.3% for the six month period ended June 30, 1999. Selling, general and administrative expense increased by 12% to $4.1 million for the six month period ended June 30, 2000 from $3.7 million for the six month period ended June 30, 1999. The increase in the six months ended June 30, 2000 was a result of higher incentive charges partially offset by reductions in other expenditures. Selling, general and administrative expense decreased as a percentage of net sales to 12.3% for the six month period ended June 30, 2000 compared to 15.9% for the six month period ended June 30, 1999, primarily as a result of the increase in net sales. In addition, operating income was positively impacted in the six month period ended June 30, 2000 by the recovery of $0.6 million in previously recorded plant consolidation charges.

      INCOME (LOSS) BEFORE INCOME TAXES. Income (loss) before income taxes increased $4.4 million to $4.2 million for the six month period ended June 30, 2000 from ($0.2) million for the six month period ended June 30, 1999, primarily as a result of higher operating income.

      INCOME TAXES. The Company recorded a provision for income taxes of $2.0 million in the six month period ended June 30, 2000 compared to $0.2 million in the six month period ended June 30, 1999, which was primarily as a result of the affect of higher income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has in place a $12.0 million revolving credit facility from a financial institution which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company. Borrowings under the line of credit bear interest, at the election of Aldila Golf, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%. Availability for borrowings under the Line of Credit was approximately $6.1 million as of June 30, 2000. The Company has $12.0 million in principal amount of senior notes outstanding which bear interest at 6.13%. Semi-annual principal payments of $4.0 million, plus accrued interest, are due on March 31 and September 30 through September 30, 2001.

      Cash (including cash equivalents) provided by operating activities in the six month period ended June 30, 2000 was $7.7 million compared to $0.7 million used for operating activities for the six month period ended June 30, 1999. This increase resulted principally from the increase in net income and an increase in cash provided by working capital items in the six month period ended June 30, 2000 as compared to cash used for working capital items in the six month period ended June 30, 1999. The Company used $0.3 million for capital expenditures during the six month period ended June 30, 2000. Management anticipates capital expenditures will not exceed $1.0 million for 2000. The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of the CFT operation in Evanston, Wyoming in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT's fixed annual cost. The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability to meet its obligations at least through 2001.

      The Company may from time to time consider the acquisition of businesses complementary to the Company's business. The Company could require additional debt financing if it were to engage in a material acquisition in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We will be required to adopt SAB 101 in the fourth quarter of the 2000 fiscal year. We do not expect the adoption of SAB 101 will have a material effect on our financial position or results of operations.

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

                           PART II - OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS
                Not applicable.

Item 2.    CHANGES IN SECURITIES
                Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
                Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                The Company held its Annual Meeting of Stockholders on May 10, 2000. At the Annual Meeting three items were submitted to a vote of the stockholders of the Company and were approved:

                1) The nine current directors of the Company (listed below) were nominated and elected to serve until the next Annual Meeting of Stockholders. Votes cast for each director as well as votes withheld are as follows:


                                                                       WITHHELD
                       NAME                             FOR            AUTHORITY
                       ----                             ---            ---------
                Peter E. Bennett                     13,701,905         878,486
                Thomas A. Brand                      13,682,255         898,136
                Marvin M. Giles, III                 13,687,405         892,986
                Vincent T. Gorguze                   13,680,370         900,021
                John J. Henry                        13,668,755         911,636
                Donald C. Klosterman                 13,663,305         917,086
                Wm. Brian Little                     13,696,155         884,236
                Peter R. Mathewson                   13,701,680         878,711
                Chapin Nolen                         13,684,055         896,336


                2) The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 2000. 14,471,538 votes were cast for ratification of Deloitte & Touche LLP, 84,955 votes were cast against; and there were 23,898 abstentions and 0 broker non-votes.

                3) The stockholders also ratified a proposal to amend the 1994 Stock Incentive Plan. 4,533,448 votes were cast for ratification to amend the 1994 Stock Incentive Plan, 3,261,050 votes were cast against, and there were 413,778 abstentions and 6,372,115 broker non-votes.

Item 5.    OTHER INFORMATION
                Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibit 11.1 - Statement re:
                           Computation of Net Income per Common Share

                (b) Exhibit 27.1 - Financial Data Schedule

                (c) Reports on Form 8-K:
                           No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:                                     ALDILA, INC.



August 11, 2000                            /s/ Robert J. Cierzan
                                           -------------------------------------
                                           Robert J. Cierzan
                                           Vice President, Finance
                                           Signing both in his capacity as
                                           Vice President and as Chief
                                           Accounting Officer of the Registrant