Form 10-Q
period 2000-09-30
ALDILA INC
filed 2000-11-13
CIK 902272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
        [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

As of November 13, 2000 there were 15,462,204 shares of the Registrant's common stock, par value $0.01 per share, outstanding.


--------------------------------------------------------------------------------

                                  ALDILA, INC.
                                TABLE OF CONTENTS
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000


                                                                                                  Page
                                                                                                  ----
 PART I.               FINANCIAL INFORMATION

 Item 1.               Financial Statements

                             Consolidated Balance Sheets at
                                September 30, 2000 and December 31, 1999                            3

                             Consolidated Statements of Operations for the three
                                months ended September 30, 2000 and 1999 and
                                 the nine months ended September 30, 2000 and 1999                  4

                             Consolidated Statements of Cash Flows for the
                                 nine months ended September 30, 2000 and 1999                      5

                             Notes to Consolidated Financial Statements                             6

 Item 2.               Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                 8


 PART II               OTHER INFORMATION

 Item 1.               Legal Proceedings                                                           14

 Item 2.               Changes in Securities                                                       14

 Item 3.               Defaults Upon Senior Securities                                             14

 Item 4.               Submission of Matters to a Vote of Security Holders                         14

 Item 5.               Other Information                                                           14

 Item 6.               Exhibits and Reports on Form 8-K                                            14

                       Signatures                                                                  15


                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ALDILA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                                             2000                    1999
                                                                                      --------------------   ---------------------
ASSETS                                                                                    (Unaudited)
CURRENT ASSETS:
          Cash and cash equivalents                                                             $   5,428               $   4,077
          Marketable securities                                                                     3,052                   4,513
          Accounts receivable                                                                       4,763                   4,807
          Inventories                                                                               9,964                  12,326
          Deferred tax assets                                                                       4,010                   4,010
          Prepaid expenses and other current assets                                                   632                     741
                                                                                      --------------------   ---------------------
               Total current assets                                                                27,849                  30,474

PROPERTY, PLANT AND EQUIPMENT                                                                       9,592                  11,298

INVESTMENT IN JOINT VENTURE                                                                         7,386                   7,181

TRADEMARKS AND PATENTS                                                                             13,507                  13,833

GOODWILL                                                                                           43,699                  44,770

DEFERRED FINANCING FEES                                                                               159                     256

OTHER ASSETS                                                                                          415                     191
                                                                                      --------------------   ---------------------

TOTAL ASSETS                                                                                    $ 102,607               $ 108,003
                                                                                      ====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable                                                                      $   3,179               $   3,258
          Accrued expenses                                                                          3,066                   3,693
          Income taxes payable                                                                      1,687                     167
          Long-term debt, current portion                                                           8,000                   8,000
                                                                                      --------------------   ---------------------
               Total current liabilities                                                           15,932                  15,118

LONG-TERM LIABILITIES:
          Long-term debt                                                                                -                   8,000
          Deferred tax liabilities                                                                  6,202                   6,338
          Deferred rent liabilities                                                                    51                     398
                                                                                      --------------------   ---------------------
               Total liabilities                                                                   22,185                  29,854
                                                                                      --------------------   ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value; authorized 5,000,000 shares;
               no shares issued
          Common stock, $.01 par value; authorized 30,000,000 shares;
               issued and outstanding 15,462,204 shares                                               155                     155
          Additional paid-in capital                                                               42,627                  42,627
          Retained earnings                                                                        37,640                  35,367
                                                                                      --------------------   ---------------------
               Total stockholders' equity                                                          80,422                  78,149
                                                                                      --------------------   ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 102,607               $ 108,003
                                                                                      ====================   =====================


                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                      --------------------------------       -------------------------------
                                                           2000             1999                 2000             1999
                                                      ---------------  ---------------       --------------  ---------------
NET SALES                                                   $ 10,820         $ 10,305             $ 44,615         $ 33,480
COST OF SALES                                                  8,177            9,019               33,281           27,249
                                                      ---------------  ---------------       --------------  ---------------
          Gross profit                                         2,643            1,286               11,334            6,231
                                                      ---------------  ---------------       --------------  ---------------

SELLING, GENERAL AND ADMINISTRATIVE                            2,013            1,598                6,153            5,294
AMORTIZATION OF GOODWILL                                         357              357                1,071            1,071
PLANT CONSOLIDATION                                                -                -                 (566)               -
                                                      ---------------  ---------------       --------------  ---------------
          Operating income (loss)                                273             (669)               4,676             (134)
                                                      ---------------  ---------------       --------------  ---------------

OTHER EXPENSE (INCOME):
          Interest expense                                       227              346                  744            1,024
          Other, net                                            (184)               3                 (431)              16
          Equity in earnings of joint venture                    (69)               -                 (139)               -
                                                      ---------------  ---------------       --------------  ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                299           (1,018)               4,502           (1,174)
PROVISION (BENEFIT) FOR INCOME TAXES                             262             (264)               2,229              (41)
                                                      ---------------  ---------------       --------------  ---------------

NET INCOME (LOSS)                                           $     37         $   (754)            $  2,273         $ (1,133)
                                                      ===============  ===============       ==============  ===============


NET INCOME (LOSS) PER COMMON SHARE                          $   0.01         $  (0.05)            $   0.15         $  (0.07)
                                                      ===============  ===============       ==============  ===============

NET INCOME (LOSS) PER COMMON SHARE,
          ASSUMING DILUTION                                 $   0.01         $  (0.05)            $   0.15         $  (0.07)
                                                      ===============  ===============       ==============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING                                   15,462           15,462               15,462           15,462
                                                      ===============  ===============       ==============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON
         AND COMMON EQUIVALENT SHARES                         15,717           15,462               15,600           15,462
                                                      ===============  ===============       ==============  ===============


                See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)


                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  -------------------------------

                                                                                      2000              1999
                                                                                  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                            $  2,273         $  (1,133)
         Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
               Depreciation and amortization                                             3,077             4,699
               Loss on disposal of fixed assets                                             54                11
               Changes in assets and liabilities:
                      Accounts receivable                                                   44              (411)
                      Inventories                                                        2,362             3,529
                      Prepaid expenses and other current assets                            151               536
                      Accounts payable                                                     (79)           (1,237)
                      Accrued expenses                                                    (104)           (1,179)
                      Income taxes payable                                               1,520              (941)
                      Deferred tax liabilities                                            (136)             (156)
                      Deferred rent liabilities                                           (347)              (90)
                                                                                  -------------     -------------
                           Net cash provided by operating activities                     8,815             3,628
                                                                                  -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment, net                                          (445)             (874)
         Investment in marketable securities                                             1,461                 -
         Investment in joint venture                                                      (205)                -
         Other                                                                            (275)                -
                                                                                  -------------     -------------
                           Net cash provided by (used for) investing activities            536              (874)
                                                                                  -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under line of credit                                                      -               283
        Principal payments on long-term debt                                            (8,000)           (4,000)
        Other, net                                                                           -              (270)
                                                                                  -------------     -------------
                           Net cash used for financing activities                       (8,000)           (3,987)
                                                                                  -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,351            (1,233)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           4,077             1,972
                                                                                  -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  5,428         $     739
                                                                                  =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
              Interest                                                                $    892         $   1,277
              Income taxes                                                            $    974         $     484


                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.    BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations and of cash flows for the three and nine month periods ended September 30, 2000 and 1999, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The consolidated balance sheet as of December 31, 1999 was derived from the Aldila, Inc. and subsidiaries' (the "Company's") audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto.

2.    INVENTORIES

      Inventories consist of the following (in thousands):


                                                                   September 30,         December 31,
                                                                        2000                 1999
                                                                        ----                 ----
      Raw materials                                                       $  5,184           $   6,026
      Work in process                                                        2,310               3,658
      Finished goods                                                         2,470               2,642
                                                                  ----------------    -----------------
           Inventories                                                    $  9,964           $  12,326
                                                                  ================    =================


3.    LONG-TERM DEBT

      SENIOR NOTES - The Company placed $20.0 million in principal amount of senior notes with an institutional investor on November 30, 1993. $8.0 million in principal remains outstanding at September 30, 2000. The notes bear interest at 6.13%, payable semi-annually on March 31 and September 30. Semi-annual principal payments of $4.0 million, plus accrued interest, are due on March 31 and September 30 through September 30, 2001. The senior notes contain certain restrictions, including limitations on additional borrowings, the payment of dividends and capital stock repurchases. Under the most restrictive provision of the senior notes, the Company must meet consolidated fixed charge coverage ratios at specified levels. As of September 30, 2000, the Company was in compliance with all covenants under the senior notes. The fair value of the fixed rate senior notes approximates their carrying amount based on the estimated current incremental borrowing rates for similar obligations with similar terms.

           REVOLVING CREDIT AGREEMENT - On July 9, 1999, Aldila Golf Corp. ("Aldila Golf"), a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing. The Agreement has a three year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company. Advances under the Agreement are made based on eligible accounts receivables and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company. The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined). As of September 30, 2000, the Company was in compliance with all covenants under the Agreement and there were no outstanding borrowings.

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

      In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber. During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. During 1999, the Company also produced and sold carbon fiber from this facility to unrelated entities for the manufacture of other carbon-based products. On October 29, 1999, SGL Carbon Fibers and Composite, Inc. ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation. The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners. The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC ("CFT"), for the purchase of carbon fiber at cost plus an agreed mark-up. The cost allocable to each partner in the venture is dependent in part on the percentage of CFT's output each partner acquires. Profits and losses of CFT are shared equally by the partners. The Company anticipates that the carbon fiber from this facility will primarily be consumed by the joint venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties. The Company also manufactures prepreg for it's internal use and for sales to third parties. The Company does not expect third party sales at CFT nor the sale of prepreg to have a significant effect on either its sales or profitability for several years.

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

      In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply shafts for the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated among several customers, thereby making the Company's results of operations dependent to a large extent on continued sales to TaylorMade-adidas Golf Co. ("TaylorMade"), Callaway Golf Company ("Callaway") and Ping. In 1999 sales to TaylorMade, Callaway and Ping represented 17%, 12% and 10%, respectively, of the Company's total net sales. The Company expects TaylorMade, Callaway and Ping to continue to be the Company's largest customers, at least through 2000. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

RESULTS OF OPERATIONS

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

      NET SALES. Net sales increased $0.5 million, or 5%, to $10.8 million for the third quarter ended September 30, 2000 (the "2000 Period") from $10.3 million for the third quarter ended 1999 (the "1999 Period"). The increase in net sales was attributable to increased shaft unit sales to the Company's club manufacturer customers which was partially offset primarily by no carbon fiber sales in the 2000 Period which were $1.5 million in the 1999 Period, and also by a decrease in the average shaft unit selling price of shafts sold in the 2000 Period. Shaft unit sales increased 28.2% in the 2000 Period as compared to the 1999 Period, and the average selling price of shafts sold decreased 1.0% in the 2000 Period.

      GROSS PROFIT. Gross profit increased $1.4 million, or 105.5%, to $2.6 million for the 2000 Period from $1.3 million for the 1999 Period as a result of the increase in net sales and less expensive carbon fiber consumed in the 2000 Period. The Company's gross profit margin increased to 24.4% in the 2000 Period compared to 12.5% in the 1999 Period primarily as a result of increased volume, which resulted in a lower overall cost per unit.

      OPERATING INCOME. Operating income increased $0.9 million, or 140.8%, to $0.3 million for the 2000 Period from a loss of ($0.7) million for the 1999 Period, and increased as a percentage of net sales to 2.5% in the 2000 Period compared to (6.5)% in the 1999 Period. Selling, general and administrative expense increased to $2.0 million in the 2000 Period from $1.6 million in the 1999 Period primarily resulting from higher incentive charges partially offset by reductions in other expenditures. Selling, general and administrative expense increased as a percentage of net sales to 18.6% for the 2000 Period compared to 15.5% for the 1999 Period.

      INCOME (LOSS) BEFORE INCOME TAXES. Income (loss) before income taxes increased $1.3 million to $0.3 million for the 2000 Period from $(1.0) million for the 1999 Period. The majority of the increase is attributed to the increase in operating income.

      INCOME TAXES. The Company recorded a provision for income taxes of $0.3 million in the 2000 Period compared to a benefit of $0.3 million in the 1999 Period. The increase in the income tax provision was a result of the Company's higher income before income taxes.

NINE MONTH PERIOD IN 2000 COMPARED TO THE NINE MONTH PERIOD IN 1999

      NET SALES. Net sales increased $11.1 million, or 33.3%, to $44.6 million for the nine month period ended September 30, 2000 from $33.5 million for the nine month period ended September 30, 1999. The increase in net sales was attributable to increased shaft unit sales which was partially offset primarily by no carbon fiber sales in the 2000 Period which were $3.6 million in the 1999 Period. Shaft unit sales increased by 75.3% and the average selling price of shafts sold decreased 9.0% in the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999.

      GROSS PROFIT. Gross profit increased $5.1 million, or 81.9%, to $11.3 million for the nine month period ended September 30, 2000 from $6.2 million for the nine month period ended September 30, 1999. The Company's gross profit margin increased to 25.4% for the nine month period ended September 30, 2000 compared to 18.6% for the nine month period ended September 30, 1999, primarily as a result of increased volume which results in a lower overall cost per unit. Gross profit margin was negatively impacted in the nine month period ended September 30, 2000 from the carry over of higher cost inventories from 1999. The impact of the 1999 higher cost inventories resulted in an approximate 3% reduction in gross profit reported. Gross profit margin in the nine month period ended September 30, 2000 was impacted positively by an approximate $0.3 million adjustment to inventory reserves.

      OPERATING INCOME. Operating income increased $4.8 million, or 3,589.6%, to $4.7 million for the nine month period ended September 30, 2000 from $(0.1) million for the nine month period ended September 30, 1999, and increased as a percentage of net sales to 10.5% for the nine month period ended September 30, 2000 compared to (0.4%) for the nine month period ended September 30, 1999. Selling, general and administrative expense increased by 16.2% to $6.2 million for the nine month period ended September 30, 2000 from $5.3 million for the nine month period ended September 30, 1999. The increase in the nine months ended September 30, 2000 was a result of higher incentive charges partially offset by reductions in other expenditures. Selling, general and administrative expense decreased as a percentage of net sales to 13.8% for the nine month period ended September 30, 2000 compared to 15.8% for the nine month period ended September 30, 1999, primarily as a result of the increase in net sales. In addition, operating income was positively impacted in the nine month period ended September 30, 2000 by the recovery of $0.6 million in previously recorded plant consolidation charges.

      INCOME (LOSS) BEFORE INCOME TAXES. Income (loss) before income taxes increased $5.7 million to $4.5 million for the nine month period ended September 30, 2000 from ($1.2) million for the nine month period ended September 30, 1999, primarily as a result of higher operating income.

      INCOME TAXES. The Company recorded a provision for income taxes of $2.2 million in the nine month period ended September 30, 2000 compared to a benefit of $41,000 in the nine month period ended September 30, 1999, which was primarily as a result of the affect of higher income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has in place a $12.0 million revolving credit facility from a financial institution, which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company. Borrowings under the line of credit bear interest, at the election of Aldila Golf, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%. Availability for borrowings under the Line of Credit was approximately $5.6 million as of September 30, 2000. There were no borrowings under the line of credit during the quarter ended September 30, 2000. The Company has $8.0 million in principal amount of senior notes outstanding which bear interest at 6.13%. Semi-annual principal payments of $4.0 million, plus accrued interest, are due on March 31 and September 30 through September 30, 2001.

      Cash provided by operating activities in the nine month period ended September 30, 2000 was $8.8 million compared to $3.6 million provided by operating activities for the nine month period ended September 30, 1999. This increase resulted principally from the increase in net income and an increase in cash provided by working capital items, which was partially offset by a decrease in depreciation and amortization in the nine month period ended September 30, 2000. The Company used $0.5 million for capital expenditures during the nine month period ended September 30, 2000. Management anticipates capital expenditures will not exceed $1.0 million for 2000. The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of the CFT operation in Evanston, Wyoming in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT's fixed annual cost. The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability to meet its obligations at least through 2001.

      The Company may from time to time consider the acquisition of businesses complementary to the Company's business. The Company could require additional debt financing if it were to engage in a material acquisition in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be required to adopt SAB 101 in the fourth quarter of the 2000 fiscal year. The Company does not expect the adoption of SAB 101 will have a material effect on our financial position or results of operations.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements based on our expectations as of the date hereof. These forward-looking statements reflect assumptions that we make in evaluating our expectations as to the future. They are also necessarily subject to risks and uncertainties. Our actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of a variety of factors.

The Company's Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") presents a detailed discussion of the principal risks and uncertainties related to the forward-looking statements in this 10-Q, in particular under "Business Risks" in Part I, Item 1 of the Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 7 of the Form 10-K. The forward-looking statements in this 10-Q are particularly subject to the risks that

         - we will not maintain or increase our market share at our principal customers;

         - demand for clubs manufactured by our principal customers will decline, thereby affecting their demand for our shafts;

         - our principal customers will be unwilling to satisfy a significant portion of their demand with shafts manufactured in Mexico or China instead of with shafts manufactured in the United States;

         - we will not achieve success marketing shafts to club assemblers based in China;

         - our international operations will be adversely affected by political instability, currency fluctuation, export/import regulation and other risks typical of multi-national operations, particularly those operating in less developed countries; and

         - Carbon Fiber Technology LLC will be unsuccessful as a result, for example, of internal operational problems, raw material supply problems, changes in demand for carbon fiber based products, or difficulties in operating a joint venture.

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

Item 5.    OTHER INFORMATION
                Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibit 11.1 - Statement re: Computation of Net Income per
                    Common Share

                (b) Exhibit 27.1 - Financial Data Schedule

                (c) Reports on Form 8-K:
                           No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:                                     ALDILA, INC.



November 13, 2000                          \s\ Robert J. Cierzan
                                           -------------------------------------
                                           Robert J. Cierzan
                                           Vice President, Finance
                                           Signing both in his capacity as
                                           Vice President and as Chief
                                           Accounting Officer of the Registrant