Form 10-K405
period 2000-12-31
ALDILA INC
filed 2001-03-30
CIK 902272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark One)

               |X|  Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the fiscal year ended December 31, 2000

                                          OR

               |_|  Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
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

                  12140 COMMUNITY ROAD, POWAY, CALIFORNIA 92064
                    (Address of principal executive offices)
                                 (858) 513-1801
                          (Registrant's Telephone No.)
                                 www.aldila.com

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |X|

As of March 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on market quotations as of that date, was approximately $23.6 million.

As of March 23, 2001, there were 15,262,204 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated into this report by reference: Part III The Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

                                  ALDILA, INC.

                               Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----
Part I

      Item 1.  Business                                                       3
      Item 2.  Properties                                                    14
      Item 3.  Legal Proceedings                                             14
      Item 4.  Submission of Matters to a Vote of Security Holders           14

Part II

      Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters                                         15
      Item 6.  Selected Financial Data                                       16
      Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         17
      Item 7a. Quantitative and Qualitative Disclosures about Market Risk    21
      Item 8.  Financial Statements and Supplementary Data                   21
      Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         21

Part III

      Item 10. Directors and Executive Officers of the Registrant            22
      Item 11. Executive Compensation                                        22
      Item 12. Security Ownership of Certain Beneficial Owners
                 and Management                                              22
      Item 13. Certain Relationships and Related Transactions                22

Part IV

      Item 14. Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                                 23

Signatures                                                                   39
Exhibit Index                                                                40

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

Item 1.  Business

General

      Aldila, Inc. ("Aldila" or the "Company") is the leading designer and manufacturer of high-quality innovative graphite (carbon fiber-based composite) golf shafts in the United States today and has maintained this leading position for over a decade. Aldila enjoys strong relationships with most major domestic and many foreign golf club manufacturers including Callaway, Taylor Made, Ping and Titleist. Aldila believes that it is one of the few independent shaft manufacturers with the technical and production expertise required to produce high-quality graphite shafts in quantities sufficient to meet demand. The Company's current golf shaft product line consists of Aldila branded products designed for custom club makers, as well as hundreds of custom shafts developed in conjunction with its major customers, which are designed to improve the performance of any level of golfer from novice to tour professional.

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

      In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber. During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products. On October 29, 1999, SGL Carbon Fibers and Composites, Inc. ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation. The Company and SGL entered into an agreement to operate the facility through a limited liability company with equal ownership interests between the joint venture partners. The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC ("CFT"), for the purchase of carbon fiber at cost plus an agreed upon mark-up. Profits and losses of CFT are shared equally by the partners. The Company anticipates that the carbon fiber from this facility will primarily be consumed by the venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties.

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

      Most golf clubs being sold today have shafts constructed from steel or graphite, although limited numbers are also manufactured from other materials. Graphite shafts were introduced in the early 1970's as the first major improvement in golf shaft technology since steel replaced wood in the 1930's. The first graphite shafts had significant torque (twisting force) and appealed primarily to weaker-swinging players desiring greater distance. Graphite shaft technology has subsequently improved so that shafts can now be designed for golfers at all skill levels. Unlike steel shafts, graphite shafts can be altered with respect to weight, flex, flex location and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved "feel" to the golfer. The improvements in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods. Graphite continues to dominate the professional and consumer woods markets, with over 81% of new woods purchased in 2000 including graphite shafts. The initial acceptance of graphite shafts in irons did not achieve the same success as woods and although acceptance increased for several years, it has declined in recent years. In 2000, approximately 28% of new irons purchased were graphite shafted. Since many golfers consider professionals to be "opinion leaders," their acceptance and use of graphite shafts in irons will continue to help broaden the overall graphite market.

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

Products

      Aldila offers a broad range of innovative and high-quality graphite golf shafts designed to maximize the performance of golfers of every skill level. The Company manufactures hundreds of unique graphite shafts featuring various combinations of performance characteristics such as weight, flex, flex point and torque. The Company's customized shafts, which constituted approximately 88% of net sales in the year ended December 31, 2000, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs. The Company's standard models are typically sold to golf club manufacturers, distributors and golf pro and repair shops and are used either to assemble a new custom club from selected components or to replace the steel shaft of an older club. The Company also helps develop cosmetic designs to give the customer's golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics. The prices of Aldila shafts typically range from $4 to $30.

      All of the Company's shafts are composite structures consisting principally of carbon fiber and epoxy resins. The Company's shafts may also include boron (added to increase shaft strength) or fiberglass. The Company regularly evaluates new composite materials for inclusion in the Company's shafts and new refinements on designs using current materials.

      The Company began the manufacture of composite hockey sticks in 2000, following several months of developmental work. The manufacture of composite hockey sticks is similar to that of graphite golf shafts and uses similar raw materials. Revenues from the sale of hockey sticks are not expected to be significant to the Company for several years.

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

      Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties. See "Manufacturing - Carbon Fiber Manufacturing Process." Carbon fibers are used as reinforcements in composite materials that combine fibers with epoxy resins or other matrix materials to form a substance with high strength, low weight, stiffness, resistance to corrosion, resistance to fatigue and capacity to dissipate heat and electrical conductivity. Carbon fiber materials produced by the Company or CFT are used in a variety of applications such as molding compounds for the manufacture of electronic components, masts and spars for the marine industry, hockey sticks, fishing rods and other industrial products.

Customers and Customer Relations

      For fiscal year 2000, the Company had approximately 260 golf shaft customers, which included approximately 80 golf club manufacturers and more than 40 distributors, with the balance principally consisting of custom club assemblers, pro shops and repair shops. However, the majority of the Company's sales has been and may continue to be concentrated among a relatively small number of customers. Sales to the Company's top five customers represented approximately 69%, 57% and 61% of net sales in 2000, 1999 and 1998, respectively.

      Historically, Aldila's principal customers have varied as a result of general market trends in the golf industry, in particular the prevailing popularity of the various clubs that contain Aldila's shafts, and there typically are changes in the composition of the list of the Company's ten most significant customers from year to year as a result. Due to the substantial marketplace success of their clubs in recent periods, for the last several years the Company's two largest customers have been Callaway and Taylor Made. While the Company believes its relationship with each of these two major customers is sound, the Company is not the exclusive supplier to either Callaway or Taylor Made and as a result the Company's sales to each of these customers has varied substantially from year to year. Sales to Taylor Made represented 15%, 17% and 15% of the Company's net sales in 2000, 1999 and 1998, respectively. Sales to Callaway represented 21%, 12% and 26% of the Company's net sales in 2000, 1999 and 1998, respectively. Sales to Ping represented 19% and 10% of the Company's net sales in 2000 and 1999, respectively. Because of the historic volatility of consumer demand for specific clubs, as well as continued competition from alternative shaft suppliers, sales to a given customer in a prior period may not necessarily be indicative of future sales and it is often difficult to project the Company's sales to a given customer in advance.

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

      Aldila sells graphite prepreg primarily to manufacturers of composite products such as hockey equipment, sailboat riggings and fishing rods. During 1999, the Company sold large bundle carbon fiber produced in Evanston, Wyoming to outside customers. The majority of the sales were made to SGL, which became a venture partner of the Company on October 29, 1999 by purchasing a one-half interest in the facility.

      The Company now offers carbon fiber for sale to outside parties through its 50% owned joint venture, CFT. The Company does not anticipate that outside sales of carbon fiber by CFT will be substantial in 2001, due to the requirement to satisfy the fiber needs of the Company and SGL, prior to meeting any future orders from unrelated third parties.

Marketing and Promotion

      The Company's marketing strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts, and to increase overall market acceptance and use of graphite golf shafts. The Company utilizes a variety of marketing and promotional channels to increase sales of Aldila brand name shafts through its network of distributors, and to support Aldila's brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers. Although the Company does not sell directly to the end users of its products, the Company believes that its brand name recognition contributes to the marketability of its customers' products. In addition, on March 20, 2000, the Company announced the addition of Nick Price to the Company's advisory staff. Aldila's marketing and promotion expenditures were approximately $0.8 million, $0.6 million and $1.0 million in 2000, 1999 and 1998, respectively.

Sales and Distribution

      Within the golf club industry, most companies do not manufacture the three principal components of the golf club -- the grip, the shaft and the clubhead -- but, rather, source these components from independent suppliers that design and manufacture components to the club manufacturers' specifications. As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and, to a lesser extent, distributors, custom club shops, pro shops and repair shops. Distributors typically resell the Company's products to custom club assemblers, pro and custom club shops, and individuals. The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers. Sales to golf club manufacturers accounted for approximately 88% of net sales for the year ended December 31, 2000.

      Graphite prepreg sales and carbon fiber sales are made primarily to manufacturers of composite products. The Company has utilized its internal sales force in the marketing and sale of these products to its customers in the past, and will continue to utilize its internal sales force for the sales of graphite prepreg in the future.

      International sales represented 18%, 21%, and 10% of net sales for the years ended December 31, 2000, 1999 and 1998, respectively.

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

      Graphite shaft designs and modifications are frequently the direct result of the combined efforts and expertise of the Company and its customers to develop an exclusive shaft for each customer's clubs. New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new standard shafts as well as generate design ideas for customized shafts. To improve and advance composite technology and shaft process manufacturing, the Company's engineers test new and existing materials, such as boron, kevlar, fiberglass, ceramic, thermoplastic and carbon fiber. The Company's design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers. Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or that the Company will be able to utilize new composite material technology on a timely or competitive basis, or otherwise respond to emerging market trends.

      The Company has been one of the leaders in developing the market for lower cost large bundle carbon fiber by successfully converting to this fiber type from a more expensive carbon fiber material for the manufacture of its graphite golf shafts. The Company believes that through its 50% interest in CFT, it can also be effective in providing large bundle carbon fiber to other manufacturing applications outside of golf shafts.

      The Company has applied its carbon fiber technology to other products in recent years, engaging in limited production of hockey sticks, graphite tubing and other molded parts on a special order basis.

Manufacturing

      The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors, and enables Aldila to respond quickly to its customers' orders and provide sufficient quantities on a timely basis. The Company today operates five golf shaft manufacturing facilities, one prepreg manufacturing facility (in conjunction with one of its shaft manufacturing facilities) and through its 50% ownership interest in CFT, one carbon fiber manufacturing facility. During its 29 years of operation, the Company has improved its manufacturing processes and believes it has established a reputation as the industry's leading volume manufacturer of high-performance graphite shafts.

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

      Graphite Prepreg Manufacturing Process. In October 1994, the Company initiated the internal production of graphite prepreg in its Poway, California facility. The Company believes that by producing a major portion of its graphite prepreg requirements internally it may better control the supply of raw material for shafts and may reduce the impact of potential future price increases. The Company now produces substantially all of its graphite prepreg requirements internally. The Company is, however, dependent upon certain domestic graphite prepreg suppliers for graphite prepreg, which it does not produce and, therefore, the Company expects to continue to purchase some prepreg products from outside suppliers in the future. The Company is now dependent on its own prepreg production operation to support its shaft manufacturing requirements. Although the Company believes that there will continue to be alternative third party suppliers of graphite prepreg, there can be no assurance that unforeseen difficulties which could lead to an interruption in the Company's internal prepreg production will not occur which would result in production delays.

      The Company's graphite prepreg operation is dependent on certain suppliers for carbon fibers, which along with epoxy resins and paper constitute the primary components in graphite prepreg. In 2000, the Company obtained most of its carbon fiber from its Wyoming facility but also purchased carbon fiber from other carbon fiber manufacturers. The prices paid by the Company for carbon fiber decreased during 2000 due to over capacity in the carbon fiber industry. However, management anticipates that the prices for carbon fiber will increase in the future, although it cannot predict the timing or extent of any future price changes.

      Carbon Fiber Manufacturing Process. Carbon fiber is produced by processing acrylic fiber through a series of stretching, stabilizing and carbonizing sequences converting it into essentially a pure carbon chain fiber exhibiting stiffness and strength characteristics similar to steel at significantly less weight. These carbon fibers combined with various resins (prepregs) are then converted to composite structures, which have replaced metals in a number of weight critical aerospace, sporting and industrial applications. Typically, the composite structure will weigh 25 to 50 percent less than the metal structure it has replaced. Carbon fiber composite structures also provide toughness, resistance to corrosion, resistance to fatigue, capacity to dissipate heat and electrical conductivity. Carbon fiber has grown from its inception in the late 1950's into an industry producing approximately 27 million pounds of carbon fiber per year.

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

      The Company in 1998 and 1999, and CFT in 2000, purchased substantially all of its raw acrylic fibers for the carbon fiber operation from two outside vendors, Toho Carbon Fibers, Inc. and Courtaulds Fibres, Ltd. The Company believes these two vendors will be able to provide a reliable source of supply for raw materials at the anticipated operating level of CFT. However, CFT will continue to pursue alternate sources of supply for this material.

Environmental Matters

      The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials as the Company uses hazardous substances and generates hazardous waste in the ordinary course of its manufacturing of graphite golf shafts, other composites, graphite prepreg and carbon fiber. The Company believes it is in substantial compliance with applicable laws and regulations and has not to date incurred any material liabilities under environmental laws and regulations; however, there can be no assurance that environmental liabilities will not arise in the future which may affect the Company's business.

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

      The Company also competes for sales of graphite prepreg from its prepreg facility and carbon fiber through its 50% interest in CFT with other producers of graphite prepreg and carbon fibers, many of which have substantially greater research and development, managerial and financial resources than the Company and have been producing graphite prepreg and carbon fiber for substantially longer periods of time than the Company has, and represent significant competition for the Company. In addition, the Company's ability to compete in the sale of graphite prepreg and carbon fiber is dependent to some extent on the Company's ability to cause manufacturers and consumers of carbon fiber-based products to utilize large bundle carbon fiber, which is the sole type of carbon fiber manufactured by CFT and the principal type used in Aldila's graphite prepreg, rather than the small bundle, aerospace grade carbon fiber, that predominated in the industry until a few years ago.

Intellectual Property

      Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products. The Company believes that the strength of its trademarks and logos are of considerable value to its business and intends to continue to protect them to the fullest extent practicable. The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company's products. As of December 31, 2000 the Company had approximately 46 United States and foreign registered trademarks.

Employees

      As of December 31, 2000, Aldila employed approximately 1,250 persons on a full-time basis, including eight in sales and marketing, 18 in research and development and engineering, 1,171 in production, and the balance are administrative and support staff. The number of full-time employees also includes 650 persons who are employed in the Company's Mexico facilities and 357 who are employed in the Company's China facility. Because of seasonal demands, the Company hires a significant number of temporary employees. As of December 31, 2000, the Company also employed an additional 140 temporary employees on a full-time basis. Aldila considers its employee relations to be good.

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

Backlog

      As of December 31, 2000, the Company had a sales backlog of approximately $12.1 million compared to approximately $13.0 million as of December 31, 1999. The Company believes that the dollar volume of its current backlog will be shipped over the next three months. Orders can typically be cancelled without penalty up to 30 days prior to shipment. Historically, the Company's backlog generally has been highest in the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

Business Risks

      Potential Cash Flow Shortages. The Company has cash, cash equivalents and short-term marketable securities totaling $8.7 million as of December 31, 2000 and a revolving credit facility from a financial institution, which allows the Company to make advances against eligible accounts receivables and inventory. Management anticipates that these sources of funds when combined with cash flow generated from operations will be sufficient to finance its business operations and meet its remaining $8.0 million in outstanding principal due under its senior notes. Semi-annual principal payments of $4.0 million, plus accrued interest, are due on March 31 and September 30, 2001 on the senior notes.

   The Company experienced an increase in sales and operating income in 2000 as a result of an increased demand for golf clubs in general, as the industry worked through its excess inventory problems in 1999. Although, sales in 2000 increased, the Company expects sales for 2001 to be moderately lower with a similar decline in operating income from continuing operations. If the Company is not able to generate the expected operating cash flows from operations, there can be no assurance that the Company will meet the debt covenants specified in the senior notes or to make mandatory scheduled principal payments, and as a result the Company could be adversely affected.

      Customer Concentration. The Company's sales have been, and very likely will continue to be, concentrated among a small number of customers. In 2000, sales to the Company's top five customers represented approximately 69% of net sales. Aldila's principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts. In 2000, Callaway Golf accounted for 21% of net sales, Ping accounted for 19% of net sales and TaylorMade accounted for 15% of net sales. The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of specific clubs manufactured by customers, will have on its future business or operating results.

      While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with the industry practice, generally does not have long-term contracts with its customers. In this regard, Callaway, Ping and TaylorMade, who collectively represent in excess of 55% of the Company's net sales in 2000, each purchased from at least two other graphite shaft suppliers. In the event Callaway, Ping, TaylorMade or any other significant customer increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer, could have a material adverse effect on the Company's business and operating results. In addition, sales by the Company's major customers are likely to vary dramatically from time to time due to fluctuating public acceptance of their products.

      Joint Venture Operating Carbon Fiber Facility. The Company started producing carbon fiber at its Evanston, Wyoming facility in 1998. Since October 1999, this facility has been operated by a joint venture, 50% owned by each of the Company and SGL. As a result of the operation of this facility through the joint venture, the Company is subject to business and financial risks such as the risks that SGL will be unable to meet its obligations to the joint venture, that there will be operational difficulties resulting from the split ownership, or that there will be differences of opinion between the joint venture partners as to future operations leading to an inability to make decisions when required or to the making of decisions not in the best interests of both joint venture partners.

   Raw Material Cost/Availability. The Company's gross profit margins, in part, are dependent on the price paid for carbon fiber purchased from outside vendors, and more substantially starting in the latter part of 1998, the cost of production of carbon fiber at the Evanston, Wyoming facility, including the price paid for the acrylic fiber used for the manufacture of carbon fiber and the other costs associated with the operation of the carbon fiber plant.

      The Company experienced an increase in carbon fiber prices in 1996 and 1997 due to the growth experienced in the use of carbon fiber coupled with relatively little excess capacity. The prices paid by the Company for carbon fiber leveled in 1998 and decreased during 1999 and 2000, due to the current state of excess-capacity in the carbon fiber manufacturing industry. Management is not able to predict the timing or extent of any future price changes for carbon fiber, however, the Company could be negatively impacted if future increases in carbon fiber prices have a negative impact on the Company's gross margins.

      The Company also has relationships with other outside vendors for its additional carbon fiber needs through 2001. Depending on market conditions prevailing at the time and extent to which production at CFT meets expectations, the Company may face difficulties in obtaining adequate supplies of carbon fiber from external sources to provide for any carbon fiber needs not met internally. If it appears that CFT is not likely to satisfy a significant portion of the Company's needs or if it appears that there will not be adequate availability in the market, the Company may not have made arrangements in advance for the purchase of material amounts of carbon fiber from alternative sources.

      In addition, the Company is dependent on its internal production of graphite prepreg to support its shaft manufacturing operations and has not secured adequate additional sources of supply should its production of prepreg be interrupted for any reason. The exposure to the Company resulting from its increasing reliance on its own internal production of the raw materials for its golf shaft business is enhanced because the Company currently operates only one prepreg facility and has an interest in only one carbon fiber manufacturing facility. Although there is currently excess-capacity in these industries, there have been significant market shortages of both carbon fiber and graphite prepreg in the recent past and such shortages could be expected to recur in the future.

      Reliance on Carbon Fiber Manufacturing Facility. During the period in which the Company or the joint venture has operated the Evanston, Wyoming facility, the market for carbon fiber products has been soft, which has limited the Company's ability to take full advantage of the opportunity offered by the vertical integration of its carbon fiber raw material usage in graphite golf shafts. It is anticipated that the combined carbon fiber requirements of the venture partners will allow the operation to produce at increased volume levels resulting in lower carbon fiber production costs. The extent to which the operation will achieve this result is dependent, in part, on its ability to increase production close to the planned capacity of the facility. If the facility does not produce high quality fiber at the anticipated volumes, the per pound cost of the fiber produced will likely be higher due to the substantial fixed costs involved in operating a carbon fiber production facility. In addition, if the facility is not capable of producing carbon fiber at sufficient volumes to satisfy the demands of both venture partners, the Company would be required to purchase additional fiber from third party suppliers, which is likely to be at higher costs to the Company than fiber acquired from the joint venture.

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

      The Company operates a shaft manufacturing facility in Tijuana, Mexico pursuant to the "maquiladora" duty-free program established by the Mexican and United States governments. Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. The Company also operates in the People's Republic of China in a special economic zone, which affords special advantages to companies with regards to income taxes, import and export duties and value added taxes. There can be no assurance that the governments of Mexico or the People's Republic of China will continue the programs currently in place or that the Company will continue to be able to benefit from these programs. The loss of these benefits could have an adverse effect on the Company's business. The Company is also subject to other customary risks of doing business outside the United States, including political instability, other import/export regulations and cultural differences.

      Utilization of Certain Hazardous Materials. In the ordinary course of its manufacturing processes, the Company uses hazardous substances and generates hazardous waste. The Company has not to date incurred any material liabilities under environmental laws and regulations, and believes that it is in substantial compliance with applicable laws and regulations. Nevertheless, no assurance can be given that the Company will not encounter environmental problems or incur environmental liabilities in the future, which could adversely affect its business.

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

      Justice Department Investigation. During 1999 the Company received a subpoena for documents from the Antitrust Division of the U.S. Department of Justice in connection with the on-going investigation of an alleged price fixing conspiracy in the carbon fiber and graphite prepreg industries. The Department of Justice has informed the Company that it is not currently a target of the investigation, although it has indicated that it has not cleared the Company of any involvement in the alleged conspiracy. The Company is cooperating with the Department of Justice's investigation.

Item 2. Properties

      The Company's principal executive offices are located in a 33,000 square foot leased facility in Poway, California (in the San Diego metropolitan area). The Company's golf shafts are manufactured at five separate facilities, one located in Poway, California, three others located in Tijuana, Mexico and one in the Zhuhai economic development zone of the People's Republic of China. The Company leases a 73,000 square foot facility in Poway, California for shaft manufacturing operations and graphite prepreg production. The Tijuana, Mexico production operations are conducted in leased facilities that aggregate 61,000 square feet. The China facility is also leased and comprises 88,000 square feet.

      In addition, the Company's 50% owned unconsolidated subsidiary, CFT, owns 14 acres of land in Evanston, Wyoming on which it operates a 50,000 square foot carbon fiber manufacturing plant.

Item 3.  Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK PERFORMANCE

                             2000                    1999
      ---------------------------------------------------------

                         High      Low          High      Low
                         ----      ---          ----      ---

      First Quarter     $2.13     $1.38        $2.75     $1.44

      Second Quarter    $1.94     $1.56        $2.50     $1.63

      Third Quarter     $2.56     $1.63        $2.00     $1.19

      Fourth Quarter    $2.38     $1.19        $1.53     $1.13

      On March 23, 2001, the closing common stock price was $1.63, and there were approximately 400 common stockholders of record. The company believes a significant number of beneficial owners also own Aldila stock in "street name."

      Aldila, Inc. common stock is traded on the NASDAQ national market, symbol:
ALDA.

      The Company intends to retain earnings for use in operations and does not anticipate paying cash dividends on the common stock in the foreseeable future. Aldila, Inc. is a holding company whose ability to pay dividends depends on the receipt of dividends or other payments from its two principal subsidiaries, Aldila Golf Corp. ("Aldila Golf") and Aldila Materials Technology Corp. The Company's 6.13% senior notes restrict its ability to declare or pay cash dividends unless certain financial criteria are satisfied.

      On March 20, 2000, the Company and Nick Price Group entered into a stock option agreement. The option agreement allows Nick Price to purchase 150,000 shares of Common Stock at a purchase price of $1.63. The shares are not currently registered under any of the Company's stock option plans. In return for the shares, the Company is receiving the services of Nick Price at a guaranteed minimum value of $1.50 per share, or a minimum aggregate consideration of $225,000.

Item 6. Selected Financial Data

      The information required as to this Item is contained in the following table.

                                  ALDILA, INC.
                             SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

                                                                   ---------------------------------------------------------------
                                                                     2000          1999          1998          1997          1996
                                                                   ---------------------------------------------------------------
Operating Results (Year ended December 31):

      Net sales                                                    $55,859       $45,091       $62,487       $55,636       $58,394
      Cost of sales                                                 42,257        37,241        44,689        38,742        37,245
                                                                   ---------------------------------------------------------------
           Gross profit                                             13,602         7,850        17,798        16,894        21,149
                                                                   ---------------------------------------------------------------

      Selling, general and administrative                            7,483         7,179         9,005        10,255         9,112
      Amortization of goodwill                                       1,428         1,428         1,427         1,428         1,416
      Plant consolidation                                             (566)          900         1,200         1,500            --
                                                                   ---------------------------------------------------------------
           Operating income (loss)                                   5,257        (1,657)        6,166         3,711        10,621
                                                                   ---------------------------------------------------------------

      Interest expense                                                 900         1,315         1,285         1,040         1,266
      Other (income), net                                             (570)         (379)         (218)         (418)         (727)
      Equity in earnings of joint venture                             (220)          (12)           --            --            --
                                                                   ---------------------------------------------------------------

      Income (loss) before income taxes                              5,147        (2,581)        5,099         3,089        10,082
      Provision (benefit) for income taxes                           1,930          (476)        2,300         1,550         4,400
                                                                   ---------------------------------------------------------------

      Net income (loss)                                             $3,217       ($2,105)       $2,799        $1,539        $5,682
                                                                   ===============================================================

      Net income (loss) per common share-basic:                      $0.21        ($0.14)        $0.18         $0.10         $0.35
                                                                   ===============================================================

      Net income (loss)  per common share, assuming dilution:        $0.21        ($0.14)        $0.18         $0.10         $0.35
                                                                   ===============================================================

Selected Operating Results
As a Percentage of Net Sales:

      Gross profit                                                    24.4%         17.4%         28.5%         30.4%         36.2%
      Selling, general and administrative                             13.4%         15.9%         14.4%         18.4%         15.6%
      Operating income (loss)                                          9.4%         (3.7%)         9.9%          6.7%         18.2%
      Net income (loss)                                                5.8%         (4.7%)         4.5%          2.8%          9.7%

Financial Position (at December 31):

      Working capital                                              $13,387       $15,356       $15,731       $16,775       $28,274
      Total assets                                                 104,327       108,889       117,034       113,128       111,935
      Long-term debt, including current portion                      8,000        16,000        20,000        20,000        20,000
      Total stockholders' equity                                    81,366        78,149        80,254        77,283        78,826

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview - Business Conditions

      The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 88% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs. As a result, the Company's operating results are substantially dependent not only on demand by its customers for the Company's shafts, but also on demand by consumers for clubs including graphite shafts such as the Company's.

      In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber. During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products. On October 29, 1999, SGL Carbon Fibers and Composite, Inc. ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation. The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners. The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC ("CFT"), for the purchase of carbon fiber at cost plus an agreed upon mark-up. Profits and losses of CFT are shared equally by the partners. The Company anticipates that the carbon fiber from this facility will primarily be consumed by the joint venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties. The Company does not expect third party sales at CFT nor the sale of graphite prepreg to have a significant effect on either its sales or profitability for several years.

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

      In recent years, the Company's results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer. Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs. The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design. The Company's results will benefit whenever it has an opportunity to supply shafts for the latest "hot" club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically. In particular, in recent years, a significant portion of the Company's sales has tended to be concentrated in one or two customers, thereby making the Company's results of operations dependent to a large extent on continued sales to Callaway, Ping and TaylorMade. In 2000, sales to Callaway, Ping and TaylorMade represented 21%, 19% and 15%, respectively, of the Company's total net sales. The Company expects Callaway, Ping and TaylorMade to continue to be the Company's largest customers, at least through 2001. The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company's broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company's financial results.

Results of Operations

      The following table sets forth operating results expressed as a percentage of net sales for the years indicated:

                                                  Year Ended December 31,
                                         ---------------------------------------
                                            2000           1999           1998
                                         ---------------------------------------
Net sales                                   100.0%         100.0%         100.0%
Cost of sales                                75.6           82.6           71.5
                                         --------     ----------     ----------
      Gross profit                           24.4           17.4           28.5
                                         --------     ----------     ----------
Selling, general and administrative          13.4           15.9           14.4
Amortization of goodwill                      2.6            3.2            2.3
Plant consolidation                          (1.0)           2.0            1.9
                                         --------     ----------     ----------
      Operating income (loss)                 9.4           (3.7)           9.9
                                         --------     ----------     ----------
Other:
      Interest expense                        1.6            2.9            2.0
      Other (income), net                    (1.4)          (0.9)          (0.3)
                                         --------     ----------     ----------
Income  (loss) before income taxes            9.2           (5.7)           8.2
Provision  (benefit) for income taxes         3.4           (1.0)           3.7
                                         --------     ----------     ----------
Net income (loss)                             5.8%          (4.7%)          4.5%
                                         ========     ==========     ==========

2000 Compared to 1999

      Net Sales. Net sales increased $10.8 million, or 23.9%, to $55.9 million for 2000 from $45.1 million for the prior year. The increase in net sales was attributable to an increase in shaft unit sales at lower selling prices to the Company's club manufacturer customers partially offset by a $4.4 million decrease in sales of other carbon fiber products in 1999. Shaft unit sales increased 45.9% in 2000 as compared to 1999 which was a result of higher demand for both premium and value shafts, and the average selling price of shafts sold in 2000 decreased 1.5%.

      Gross Profit. Gross profit increased $5.8 million, or 73.3%, to $13.6 million in 2000 from $7.9 million in 1999, principally as a result of the increase in net sales. Gross profit was negatively impacted by 2.5% in 2000 from the carry over of higher cost inventories from 1999, which should not have an impact in 2001. The Company's gross profit margin increased to 24.4% in 2000 from 17.4% in 1999, which was primarily attributed to a lower fixed cost per unit for shafts shipped in 2000 based on higher production volumes.

      Operating Income/(Loss). Operating income increased $6.9 million, or 417.3%, to $5.3 million in 2000 from $1.7 million operating loss in 1999 and increased as a percentage of net sales to 9.4% in 2000 compared to a loss of 3.7% in 1999. Selling, general and administrative expense increased $0.3 million from 1999 primarily as a result of higher incentive charges, which were partially offset by a reduction in other expenditures and adjustments. Selling, general and administrative expenses decreased as a percentage of net sales to 13.4% in 2000 as compared to 15.9% in 1999 primarily as a result of increased net sales in 2000 as compared to 1999.

      The Company has reflected recovery of previously recorded plant consolidation charges in 2000 ($0.6 million) and plant consolidation charges in 1999 ($0.9 million) primarily in connection with the consolidation of its domestic golf shaft manufacturing operations in Rancho Bernardo, California into its facility in Poway, California. See - "Notes to Consolidated Financial Statements", Note 9.

      Other Expense/(Income). Interest expense decreased $0.4 million to $0.9 million in 2000 as compared to $1.3 million in 1999. The decrease is primarily attributed to the scheduled payments on the Company's long-term debt. The Company had a weighted average of $12.0 million outstanding in 2000 compared to a weighted average of $19.0 million outstanding in 1999. The weighted average interest rate on borrowings was 6.13% in 2000 as compared to 6.16% in 1999. Equity in earnings of joint venture increased $0.2 million to $0.2 million in 2000 compared to zero in 1999. The $0.2 million increase was primarily attributed to a full year of operations of the joint venture in 2000 as compared to only two months of operations in 1999.

      Income Taxes. The Company recorded a provision for income taxes of $1.9 million in 2000 primarily as a result of the Company's pretax income. Included in the provision for 2000 was a tax benefit of $0.4 million from a revision of prior years' estimates and a tax benefit of $0.3 million attributed to increased activity in foreign operations. The tax benefit items were partially offset by the Company's non-deductible amortization of goodwill. The Company's effective tax rate was 37.5% in 2000 compared to a tax benefit of 18% in 1999. The Company should continue to realize a reduced effective tax rate, as compared to its previous income generating years, to the extent that the statutory income tax rates where it has foreign operations are lower than the statutory income tax rates in the United States.

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

      Operating Income/(Loss). Operating income decreased $7.8 million, or 126.9%, to a $1.7 million loss in 1999 from $6.2 million operating income in 1998 and decreased as a percentage of net sales to a loss of 3.7% in 1999 compared to income of 9.9% in 1998. Selling, general and administrative expense decreased $1.8 million from 1998 but increased as a percentage of net sales to 15.9% in 1999 as compared to 14.4% in 1998 primarily as a result of lower net sales in 1999 as compared to 1998.

      The Company has reflected plant consolidation charges in 1999 ($0.9 million) and 1998 ($1.2 million) primarily in connection with the consolidation of its domestic golf shaft manufacturing operations in Rancho Bernardo, California into its facility in Poway, California. See - "Notes to Consolidated Financial Statements", Note 9.

      Other Expense/(Income). Interest expense was $1.3 million in 1999 and 1998. A total of $20.0 million in long-term borrowings remained outstanding during the first three quarters of 1999 and $16.0 million in the fourth quarter. Borrowings under the Line of Credit were also made in the first three quarters of 1999. The weighted average interest rate on borrowings was 6.16% in 1999 as compared to 6.13% in 1998.

      Income Taxes. The Company recorded a benefit for income taxes of $476,000 in 1999 primarily as a result of the effect of the Company's pretax loss, which is partially offset by non-deductible amortization of goodwill. The Company's effective tax rate in 1998 was 45.1%.

Liquidity and Capital Resources

      The Company has in place a $12.0 million revolving credit facility from a financial institution, which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%. Availability for borrowings under the Line of Credit was approximately $5.8 million at December 31, 2000. The Company has $8.0 million in principal amount of senior notes outstanding, which bear interest at 6.13%. Semi-annual principal payments of $4.0 million, plus accrued interest, are due on March 31 and September 30 through September 30, 2001.

      On October 29, 1999, the Company received approximately $7.0 million from the sale of a 50% interest in its carbon fiber manufacturing operation. These funds have been used to meet the working capital requirements of the Company and the scheduled principal payments due under the senior notes.

      Cash (including cash equivalents) provided by operating activities in 2000 was $9.3 million, compared to $5.5 in 1999. This increase resulted principally from an increase in net income. The Company used $0.9 million for capital expenditures during 2000. Management anticipates capital expenditures to approximate $1.0 million for 2001. The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of the CFT operation in Evanston, Wyoming in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT's fixed annual cost. The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability to meet its obligations at least through 2002.

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

Year 2000

      The Company recognized the need to ensure its operations were not adversely impacted by the inability of the Company's information systems and the information systems of its major customers and suppliers to process data having dates on or after January 1, 2000 (the "Year 2000" issues). The Company did not expect any significant occurrences regarding Year 2000 readiness and has not experienced any significant problems related to this issue.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

      The Company's only indebtedness as of December 31, 2000 was related to its fixed rate financing. The Company has taken advances against the line of credit in 1999 to meet short-term working capital requirements, which are at variable rates, however the Company did not have any borrowings against the line of credit in 2000. The Company believes that its exposure to market risk relating to interest rate risk is not material. The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Mexican peso and the Chinese renminbi. Based on historical movements of these currencies, the Company does not believe that reasonably possible near-term changes in these currencies will have a material adverse effect on the Company's financial position or results of operations. The Company believes that its business operations are not exposed to market risk relating to commodity price risk or equity price risk.

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

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required as to this Item is incorporated by reference from the section headed "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders for the year ended December 31, 2000, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report ("2001 Proxy Statement").

Item 11. Executive Compensation

      The information required as to this Item is incorporated herein by reference from the data under the caption "Executive Compensation" in the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required as to this Item is incorporated herein by reference from the data under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

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

                  Consolidated Balance Sheets at
                           December 31, 2000 and 1999;

                  Consolidated Statements of Operations for
                        the years ended December 31,
                        2000, 1999 and 1998;

                  Consolidated Statements of Stockholders' Equity
                        for the years ended December 31, 2000,
                        1999 and 1998;

                  Consolidated Statements of Cash Flows
                        for the years ended December 31,
                        2000, 1999 and 1998;

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report.

      2. All financial statement schedules have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

      3. See the Index to Exhibits on page 40 of this Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits by an asterisk.

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                          ALDILA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           December 31,  December 31,
                                                                              2000          1999
                                                                            --------      --------
ASSETS

CURRENT ASSETS:
          Cash and cash equivalents                                           $5,603        $4,077
          Marketable securities                                                3,104         4,513
          Accounts receivable                                                  6,693         4,807
          Income taxes receivable                                                 --           886
          Inventories                                                         11,001        12,326
          Deferred tax assets                                                  3,302         4,010
          Prepaid expenses and other current assets                              607           741
                                                                            --------      --------
               Total current assets                                           30,310        31,360

PROPERTY, PLANT AND EQUIPMENT                                                  9,277        11,298

INVESTMENT IN JOINT VENTURE                                                    7,464         7,181

TRADEMARKS AND PATENTS, less accumulated amortization
           of $3,940 and $3,505                                               13,398        13,833

GOODWILL, less accumulated amortization of $12,718 and $11,290                43,342        44,770

OTHER ASSETS                                                                     536           447
                                                                            --------      --------

TOTAL ASSETS                                                                $104,327      $108,889
                                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable                                                    $4,405        $3,258
          Accrued expenses                                                     3,653         4,746
          Income taxes payable                                                   865            --
          Long-term debt, current portion                                      8,000         8,000
                                                                            --------      --------
               Total current liabilities                                      16,923        16,004

LONG-TERM LIABILITIES:
          Long-term debt                                                          --         8,000
          Deferred tax liabilities                                             5,981         6,338
          Deferred rent                                                           57           398
                                                                            --------      --------
               Total liabilities                                              22,961        30,740
                                                                            --------      --------

COMMITMENTS AND CONTINGENCIES ( Notes 11, 12 and 13 )

STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value; authorized 5,000,000 shares;
               no shares issued
          Common stock, $.01 par value; authorized 30,000,000 shares;
               issued and outstanding 15,462,204  shares in 2000 and 1999        155           155
          Additional paid-in capital                                          42,627        42,627
          Retained earnings                                                   38,584        35,367
                                                                            --------      --------
               Total stockholders' equity                                     81,366        78,149
                                                                            --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $104,327      $108,889
                                                                            ========      ========

                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           Year ended
                                                          December 31,
                                                --------------------------------
                                                  2000        1999        1998
                                                --------    --------    --------
NET SALES                                        $55,859     $45,091     $62,487
COST OF SALES                                     42,257      37,241      44,689
                                                --------    --------    --------
          Gross profit                            13,602       7,850      17,798
                                                --------    --------    --------

SELLING, GENERAL AND ADMINISTRATIVE                7,483       7,179       9,005
AMORTIZATION OF GOODWILL                           1,428       1,428       1,427
PLANT CONSOLIDATION                                 (566)        900       1,200
                                                --------    --------    --------
          Operating income (loss)                  5,257      (1,657)      6,166
                                                --------    --------    --------

OTHER EXPENSE (INCOME):
          Interest expense                           900       1,315       1,285
          Other, net                                (570)       (379)       (218)
          Equity in earnings of joint venture       (220)        (12)         --
                                                --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                  5,147      (2,581)      5,099
PROVISION (BENEFIT) FOR INCOME TAXES               1,930        (476)      2,300
                                                --------    --------    --------

NET INCOME (LOSS)                                 $3,217     ($2,105)     $2,799
                                                ========    ========    ========


NET INCOME (LOSS) PER COMMON SHARE-BASIC           $0.21      ($0.14)      $0.18
                                                ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE,
          ASSUMING DILUTION                        $0.21      ($0.14)      $0.18
                                                ========    ========    ========


WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                15,462      15,462      15,452
                                                ========    ========    ========

WEIGHTED AVERAGE NUMBER OF
         COMMON AND COMMON EQUIVALENT
         SHARES                                   15,604      15,462      15,519
                                                ========    ========    ========

                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                      Common Stock     Additional
                                                   ------------------    Paid-in   Retained
                                                    Shares     Amount    Capital   Earnings   Total
                                                   -------    -------    -------   -------   -------
Balance at January 1, 1998                          15,429       $154    $42,456   $34,673   $77,283
Common stock issued upon stock option exercises,
     including income tax benefits of $16               33          1        171                 172

Net income                                                                           2,799     2,799
                                                   -------    -------    -------   -------   -------

Balance at Deccember 31, 1998                       15,462        155     42,627    37,472    80,254

Net loss                                                                            (2,105)    (2,105)
                                                   -------    -------    -------   -------   -------

Balance at December 31, 1999                        15,462        155     42,627    35,367    78,149

Net income                                                                           3,217     3,217
                                                   -------    -------    -------   -------   -------

Balance at December 31, 2000                        15,462       $155    $42,627   $38,584   $81,366
                                                   =======    =======    =======   =======   =======

                 See notes to consolidated financial statements.

                          ALDILA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Year ended
                                                                              December 31,
                                                                    --------------------------------
                                                                      2000        1999        1998
                                                                    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $3,217     ($2,105)     $2,799
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                  4,066       6,015       5,996
        Gain on joint venture transaction                                 --        (334)         --
        Loss on disposal of fixed assets                                  56          13         313
        Changes in assets and liabilities:
           Accounts receivable                                        (1,886)     (1,386)      1,219
           Inventories                                                 1,325       4,422      (4,140)
           Deferred tax assets                                           708       1,116      (2,224)
           Prepaid expenses and other assets                             700         136         (57)
           Accounts payable                                            1,147          (7)       (393)
           Accrued expenses                                           (1,093)        (78)        201
           Income taxes payable/receivable                             1,751      (1,398)      1,579
           Deferred tax liabilities                                     (357)       (805)       (344)
           Deferred rent                                                (341)       (119)        (94)
                                                                    --------    --------    --------
             Net cash provided by operating activities                 9,293       5,470       4,855
                                                                    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                  (893)     (1,042)     (6,101)
    Proceeds from sales in joint venture transaction                      --       6,972          --
    Purchase of marketable securities                                 (3,104)     (4,513)         --
    Proceeds from sales of marketable securities                       4,513          --          --
    Investment in joint venture                                         (283)       (500)         --
    Other                                                                 --         (12)         --
                                                                    --------    --------    --------
             Net cash provided by (used for) investing activities        233         905      (6,101)
                                                                    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                              (8,000)     (4,000)         --
    Proceeds from issuance of common stock                                --          --         156
    Other, net                                                            --        (270)         16
                                                                    --------    --------    --------
             Net cash provided by (used for) financing activities     (8,000)     (4,270)        172
                                                                    --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,526       2,105      (1,074)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           4,077       1,972       3,046
                                                                    --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $5,603      $4,077      $1,972
                                                                    ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Net assets contributed to joint venture                               --     $13,276          --
    Cash paid during the year for:
        Interest                                                        $902      $1,288      $1,246
        Income taxes                                                    $974        $497      $3,275

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

      Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Aldila Materials Technology Corporation ("AMTC"), Aldila Golf, and Aldila Golf's subsidiaries, Aldila de Mexico, Aldila Graphite Products (Zhuhai) Company Ltd. and Aldila Foreign Sales Corporation. All intercompany transactions and balances have been eliminated in consolidation. The Company accounts for its joint venture investment in Carbon Fiber Technology ("CFT") under the equity method of accounting.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingencies affected by such estimates and assumptions. Actual results could differ from estimates.

      Revenue Recognition - The Company recognizes revenues as of the date merchandise is shipped to its customers. In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company was required to adopt SAB 101 in the fourth quarter of the 2000 fiscal year. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

      Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has not historically experienced losses on such investments.

      Marketable Securities - Management determines the appropriate classification of marketable debt and equity securities at the time of purchase. At December 31, 2000, the Company's portfolio consisted of high-grade commercial paper. The securities are classified as held-to-maturity and are carried at amortized cost, which approximates fair value. The average maturity period is 270 days.

      Fair Value of Financial Instruments - The fair value of short-term marketable securities, trade accounts receivable and payable and certain accrued expenses, approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The fair value of investments is determined using quoted market prices for those securities.

      Accounts Receivable - The Company sells graphite golf club shafts primarily to golf club manufacturers on credit terms. Historically, credit losses have been minimal in relation to the credit extended.

      Inventories - Inventories are stated at the lower of first-in, first-out
(FIFO) cost or market value.

      Property and Equipment - Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred. The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, as follows:

                                                              Years
                                                              -----
                  Machinery and equipment                     5-10
                  Office furniture and equipment              3-10

      Leasehold improvements are amortized over the shorter of the asset life or the remaining term of the related lease.

      Trademarks and Patents - Trademarks and patents are being amortized on a straight-line basis over 40 years and 17 years, respectively. Amortization expense was $435,000 in each of 2000, 1999 and 1998.

      Goodwill - Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 40 years on a straight-line basis.

      Evaluation of Long-lived Assets - Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that impairment losses be recognized when the carrying value of an asset exceeds its fair value. The Company's policy is to evaluate, at each balance sheet date, the appropriateness of the carrying values of long-lived assets on the basis of estimated undiscounted future cash flows and other factors. If such evaluation were to indicate a material impairment of these intangible assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value.

      Deferred Financing Costs - Costs associated with the issuance of debt are amortized over the life of the related debt using the straight-line method. Such amortization is included in interest expense.

      Net Income Per Common Share - Net income (loss) per common share - basic is calculated based upon the weighted average number of shares outstanding during the year, while diluted EPS also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants and contingently issuable shares. Net income per common share, assuming dilution includes 142,000 and 67,000 dilutive equivalent shares from outstanding stock options for 2000 and 1998, respectively, which are not included in the calculation of net income per common share - basic. Options to purchase 2,342,954 shares of common stock at prices ranging from $1.88 to $16.38 per share were not included in the computation of diluted EPS at December 31, 2000 because the effect of such options would be anti-dilutive. Such options expire at various dates through December of 2010.

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

      Recently Issued Accounting Pronouncements - In June of 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and established accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 by deferring its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain accounting and reporting standards of SFAS No.
133. The Company will adopt SFAS No. 133 as of January 1, 2001. The Company does not believe it has any derivative instruments or hedging activities, which would be affected by SFAS No. 133.

      Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform to current year classifications.

2. ACCOUNTS RECEIVABLE

      Accounts receivable at December 31 consist of the following (in thousands):

                                                 2000       1999
                                               -------    -------

Trade accounts receivable                      $ 7,594    $ 5,771
Less:  allowance for doubtful accounts            (210)      (254)
          allowance for sales returns             (691)      (710)
                                               -------    -------
          Accounts Receivable                  $ 6,693    $ 4,807
                                               =======    =======

3.    INVENTORIES

      Inventories at December 31, net of reserves of $2,530,000 and $3,157,000, in 2000 and 1999, respectively, consist of the following (in thousands):

                                                2000       1999
                                               -------    -------
Raw materials                                  $ 4,916    $ 6,026

Work-in-process                                  3,433      3,658

Finished goods                                   2,652      2,642
                                               -------    -------
   Inventories                                 $11,001    $12,326
                                               =======    =======

4. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 consist of the following (in thousands):

                                                 2000       1999
                                               -------    -------

Machinery and equipment                        $16,150    $15,485

Office furniture and equipment                   1,910      2,166

Leasehold improvements                           7,671     10,436
Property and equipment not yet in
service                                             93         27
                                               -------    -------
                                                25,824     28,114
Less accumulated depreciation and
amortization                                   (16,547)   (16,816)
                                               -------    -------
Property, plant and equipment                  $ 9,277    $11,298
                                               =======    =======

      Depreciation and amortization expense was $2,060,000, $4,070,000 and $4,094,000 in 2000, 1999 and 1998, respectively.

5. INVESTMENT IN JOINT VENTURE

      The Company and SGL each own 50% of CFT in a joint venture to produce carbon fiber. CFT, which was previously a wholly-owned subsidiary of AMTC was formed on October 29, 1999. AMTC contributed net assets with a book value of approximately $13,276,000. SGL purchased a 50% interest in AMTC's carbon fiber manufacturing operations for approximately $6,972,000 in cash, which resulted in a gain of approximately $334,000. Based on the member's respective ownership interest in the joint venture, profits and losses are allocated equally to each member. The Limited Liability Company Agreement provides that CFT is to continue until December 31, 2099 unless it is dissolved earlier, its affairs are wound up and final liquidating distributions are made pursuant to the Limited Liability Company Agreement. The Company's equity in earnings from the joint venture for the year ended December 31, 2000 and 1999 was approximately $220,000 and $12,000, respectively. The Company's investment includes the unamortized excess of the Company's investment over its equity in the joint venture net assets. The excess was approximately $144,000 at December 31, 2000 and is being amortized on a straight-line basis over an initial estimated economic useful life of approximately 101 months.

6. ACCRUED EXPENSES

      Accrued expenses at December 31 consist of the following (in thousands):

                                                2000       1999
                                               -------    -------

Payroll and employee benefits                  $ 2,518    $   800
Legal and Professional Fees                         76        224
Plant consolidation                                         1,812
Interest payable                                   126        248
Other                                              933      1,662
                                               -------    -------
      Accrued Expenses                         $ 3,653    $ 4,746
                                               =======    =======

7. LONG-TERM DEBT

      Senior Notes -The Company placed $20.0 million in principal amount of senior notes with an institutional investor on November 30, 1993. $8.0 million in principal remains outstanding at December 31, 2000. The notes bear interest at 6.13%, payable semi-anually on March 31 and September 30. Semi-annual principal payments of $4.0 million are due on March 31 and September 30 through September 30, 2001. The senior notes contain certain restrictions, including limitations on additional borrowings, the payment of dividends and capital stock repurchases. Under the most restrictive provision of the note agreement, the Company must meet consolidated fixed charge coverage ratios at specified levels. The fair value of the fixed rate senior notes approximates their carrying amount based on the estimated current incremental borrowing rates for similar obligations with similar terms.

      Revolving Credit Agreement - On July 9, 1999, Aldila Golf, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing. The Agreement has a three-year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company. Advances under the Agreement are made based on eligible accounts receivable and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company. The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined). As of December 31, 2000, there were no outstanding borrowings.

8. STOCKHOLDERS' EQUITY

      The Company announced on January 17, 2001 that its board of directors authorized the repurchase of up to 1.0 million shares of the Company's common stock (or up to 6.5% of the 15,462,204 shares currently issued and outstanding). Subsequent to December 31, 2000, the Company repurchased 200,000 shares on the open market, at an approximate cost of $1.95 per share.

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

      In the first quarter ended March 31, 2000, the Company completed a Lease Termination Agreement ("Agreement") with the landlord of the Rancho Bernardo manufacturing facility. The Agreement allowed the Company to buy itself out of the remaining years of the lease for a sum of $ 900,000. The Agreement was finalized and the payment was made on February 18, 2000. As such, the Company reversed approximately $ 566,000 of previously accrued plant consolidation charges.

10. INCOME TAXES

      The components of the provision(benefit) for income taxes are as follows (in thousands):

                                               2000       1999       1998
                                              -------    -------    -------
Current:
      Federal                                 $ 1,056    $  (751)   $ 4,088
      State                                       267        (37)       764
      Foreign                                     256         --         --
                                              -------    -------    -------
         Total                                  1,579       (788)     4,852
                                              -------    -------    -------
Deferred:
      Federal                                     266        284     (2,030)
      State                                        85         28       (538)
                                              -------    -------    -------
         Total                                    351        312     (2,568)
                                              -------    -------    -------
Tax benefit credited directly to
      additional paid-in-capital                   --         --         16
                                              -------    -------    -------
Provision (benefit) for income taxes          $ 1,930    $  (476)   $ 2,300
                                              =======    =======    =======

      Net deferred income taxes included in current assets in the balance sheet at December 31, consist of the tax effects of temporary differences related to the following (in thousands):

                                                 2000       1999
                                               -------    -------

Inventories                                    $ 1,475    $ 2,012
Accrued expenses                                 1,002      1,172
Allowance for doubtful accounts and
      sales returns                                386        413
Deferred expenses                                  270        395
State income taxes                                 169         18
                                               -------    -------
Deferred tax assets - current                  $ 3,302    $ 4,010
                                               =======    =======

      Net deferred income taxes included in long-term liabilities in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):

                                                 2000       1999
                                               -------    -------

Trademarks and patents                         $ 5,855    $ 6,053

Property and equipment                            (158)      (110)
Other                                              283        395
                                               -------    -------
Deferred tax liabilities - long term           $ 5,980    $ 6,338
                                               =======    =======

      Differences between the statutory federal income tax rate and the effective tax rate as a percentage of income taxes are summarized below.

                                           2000        1999        1998
                                         -------     -------     -------

Statutory rate                              34.0%      (34.0%)      34.0%
State income taxes, net of Federal
tax benefit                                  4.6        (0.3)        2.9
Non-deductible amortization                  9.4        19.1         9.7
Revision of prior years' tax estimates      (7.3)         --          --
Foreign  earnings  taxed at  different
rates                                       (2.9)         --          --
Other items                                 (0.3)       (3.2)       (1.5)
                                         -------     -------     -------
Effective rate                              37.5%      (18.4%)      45.1%
                                         =======     =======     =======

      The Company has adopted the position under APB 23 that earnings of its foreign subsidiaries will be permanently reinvested outside of the United States. As such, United States deferred taxes have not been provided for on these earnings.

11. STOCK OPTION PLAN

      In 1992, the Company adopted a Stock Option Plan for management. The Company has reserved 526,292 shares for issuance under this Plan. Options are granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant.

      In May of 1994, the stockholders adopted the 1994 Stock Incentive Plan for employees, directors and consultants of the Company. The Company has reserved 4,100,000 shares for issuance under this Plan. Options are granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock option plan. Had compensation cost for the company's stock option awards been determined based upon the fair value at the grant date for awards from 1995 through 2000 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           2000        1999        1998
                                         -------     -------     -------

Net income (loss) - pro forma
         (in thousands)                  $ 2,352     $(3,248)    $ 1,616
Net income (loss) per share,
         basic and assuming
         dilution - pro forma            $  0.15     $ (0.21)    $  0.10

      The pro forma effect on net income (loss) is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The weighted average fair value of options granted under the Company's stock option plans during 2000, 1999 and 1998 was estimated at $0.85, $0.74 and $3.18, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, volatility of 47% in 2000, 43% in 1999 and 1998, risk free rate of return of 6.7% in 2000, 5.9% in 1999 and 5.7% in 1998 and expected lives of five years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

      A summary of the Company's fixed stock option plans as of December 31, 2000, 1999 and 1998 and activity during the years then ended is presented below:

                            2000                       1999                     1998
                   ------------------------  ------------------------  -------------------------
                                   Weighted                  Weighted                   Weighted
                                   Average                   Average                    Average
                                  Exercise                   Exercise                   Exercise
                   Shares           Price      Shares         Price      Shares           Price
                   ------------------------  ------------------------  -------------------------
Outstanding at
   January 1      3,029,659         $5.74    2,142,159         $5.81    2,003,992         $5.56
Granted             403,814         $1.71      957,500         $1.62      480,000         $6.94
Exercised                --                                       --      (33,333)        $4.70
Terminated         (326,833)        $4.83      (70,000)        $5.46     (308,500)        $6.05
                  ---------                  ---------                  ---------
Outstanding at
   December 31    3,106,640         $4.09    3,029,659         $5.74    2,142,159         $5.81
                  =========         =====    =========         =====    =========         =====

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                Options Outstanding            Options Exercisable
                                            -------------------------  ----------------------------------
                                             Weighted
                           Number             Average        Weighted       Number             Weighted
  Range of              Outstanding          Remaining        Average    Exercisable            Average
  Exercise            at December 31,       Contractual      Exercise   at December 31,        Exercise
   Prices                  2000             Life (Yrs.)        Price         2000                Price
---------------------------------------------------------------------   ---------------------------------
$1.38 - $2.36           1,223,066               8.7             $1.65           310,921             $1.65
$4.44 - $7.06           1,786,424               6.0             $5.30         1,693,093             $5.21
$12.56 - $16.38            97,150               3.5            $12.80            97,150            $12.80
                      -----------------------------------------------   ---------------------------------
$1.38 - $16.38          3,106,640               7.0             $4.09         2,101,164             $5.03
                      ===============================================   =================================

      As of December 31, 2000, 1999 and 1998, 2,101,164, 1,530,870 and 1,011,837
shares were exercisable under the Plans at a weighted average exercise price of $5.03, $5.74 and $6.04 per share, respectively.

      As of December 31, 2000, an aggregate of 1,042,306 shares remain available for grant under the Plans. In addition, during each of 1994 and 1993, options covering 26,314 shares were granted to two directors of the Company apart from the Stock Option Plans. The options were granted at $14.13 and $16.38 per share, respectively. The terms of these options are consistent with those granted under the 1992 Stock Option Plan.

   On March 20, 2000, the Company and Nick Price Group entered into a stock option agreement. The option agreement allows Nick Price to purchase 150,000 shares of Common Stock at a purchase price of $1.63 per share. The shares are not currently registered under the Plans. In return for the shares, the Company is receiving the services of Nick Price at a guaranteed minimum value of $1.50 per share, or a minimum aggregate consideration of $225,000. The Company recognized compensation expense and a liability of approximately $103,000 in 2000.

12. EMPLOYEE BENEFIT PLAN

      In July of 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the "Plan") for employees of the Company and its subsidiaries. The Plan became effective on October 1, 1994. This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company matches the first 4% of wages contributed by employees at a rate of $0.25 for every $1.00. The Company's matching contribution vests over four years based on years of service. The Company's contributions amounted to approximately $48,000 in 2000 and $53,000 1999 and 1998.

13. COMMITMENTS AND CONTINGENCIES

      The Company leases building space and certain equipment under operating leases. The Company's leases for office and manufacturing space contain rental escalation clauses and renewal options. Rental expense for the Company was $1,316,000, $1,245,000 and $1,046,000 for 2000, 1999 and 1998, respectively. As of December 31, 2000, future minimum lease payments for all operating leases are as follows (in thousands):

      2001                      $1,194
      2002                       1,068
      2003                         824
      2004                         654
      2005                         338
      Thereafter                   646
                                ------
                                $4,724
                                ======

14. SEGMENT INFORMATION

      The Company designs and manufacturers graphite shafts for golf club manufacturers. In doing so, the Company also manufactures carbon fiber and prepreg materials which are utilized in the manufacture of graphite golf shafts. In accordance with SFAS No. 131, the Company considers its business to consist of one reportable operating segment.

      The Company markets its products domestically and internationally, with its principal international market being Europe. The table below contains information about the geographical areas in which the Company operates. Revenues are attributed to countries based on location in which the sale is settled. Long-lived assets are based on the country of domicile. Sales to a major customer represented 21%, 12%, and 26% of net sales in 2000, 1999, and 1998, respectively. Sales to a second customer represented 15%, 17%, and 15% of net sales in 2000, 1999, and 1998, respectively. Sales to a third customer represented 19% and 10% of net sales in 2000 and 1999, respectively.

(in thousands)
2000                                    Sales    Long-Lived Assets
----                                    -----    -----------------
United States                          $45,634             $71,140
Scotland                                   887                  --
England                                  3,529                  --
China                                    2,080               2,772
Mexico                                      --                 105
Other Foreign
Countries                                3,729                  --
                                       -------             -------
Total                                  $55,859             $74,017
                                       =======             =======

1999                                    Sales    Long-Lived Assets
----                                    -----    -----------------
United States                          $35,470             $74,077
Scotland                                 4,194                  --
England                                  2,231                  --
China                                       --               3,269
Mexico                                      --                 183
Other Foreign
Countries                                3,196                  --
                                       -------             -------
Total                                  $45,091             $77,529
                                       =======             =======

1998                                    Sales    Long-Lived Assets
----                                    -----    -----------------
United States                          $56,521             $84,555
Scotland                                   209                  --
England                                  2,417                  --
China                                       --               3,269
Mexico                                      --                 359
Other Foreign
Countries                                3,340                  --
                                       -------             -------
Total                                  $62,487             $88,183
                                       =======             =======

15. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

      The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 2000 (in thousands, except per share data):

                                               Quarter Ended
                        ------------------------------------------------------------
                          March 31,       June 30,      September 30,   December 31,
                        ------------    ------------    ------------    ------------
2000:
Net sales                    $16,713         $17,082         $10,820       $ $11,244
Gross profit                   2,986           5,705           2,643           2,268

Net income                       580           1,656              37             944
Net income per common
  share, assuming
  dilution                     $0.04           $0.10           $0.01           $0.06

1999:
Net sales                    $10,563         $12,612         $10,305         $11,611
Gross profit                   2,289           2,656           1,286           1,619

Net loss                        (307)            (72)           (754)           (972)
Net loss per common
  share, assuming
  dilution                    $(0.02)          $0.00          $(0.05)         $(0.07)

16. RELATED PARTY TRANSACTIONS

      During 1999, the Company entered into a joint venture for the production of carbon fiber with SGL (see Note 5). Prior to the joint venture, the Company recognized revenues for the sale of carbon fiber to SGL in the amount of $4,184,000 in 1999. The amount owed to CFT as of December 31, 2000 was approximately $403,000.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Aldila, Inc.:

We have audited the consolidated balance sheets of Aldila, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
San Diego, California
February 7, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALDILA, INC.

                                    By: /s/ Peter R. Mathewson
                                       --------------------------------------
                                            Peter R. Mathewson
                                           Chairman of the Board,
                                           Chief Executive Officer

        Signature                Title                                Date
        ---------                -----                                ----

  /s/ Peter R. Mathewson   Chief Executive Officer               March 22, 2001
-------------------------    and Director (Principal
      Peter R. Mathewson     Executive Officer)

   /s/ Robert J. Cierzan   Vice President, Finance               March 22, 2001
-------------------------    (Principal Financial Officer
       Robert J. Cierzan     and Principal Accounting Officer)

    /s/ Peter E. Bennett   Director                              March 22, 2001
------------------------
        Peter E. Bennett

/s/ Marvin M. Giles, III   Director                              March 22, 2001
------------------------
    Marvin M. Giles, III

  /s/ Vincent T. Gorguze   Director                              March 22, 2001
------------------------
      Vincent T. Gorguze

       /s/ John J. Henry   Director                              March 22, 2001
------------------------
           John J. Henry

        /s/ Chapin Nolen   Director                              March 22, 2001
------------------------
            Chapin Nolen

     /s/ Thomas A. Brand   Director                              March 22, 2001
------------------------
         Thomas A. Brand

                                  EXHIBIT INDEX

      Exhibit
       Number      Exhibit
       ------      -------

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

      Exhibit
       Number      Exhibit
       ------      -------

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

      Exhibit
       Number      Exhibit
       ------      -------

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

      10.17        Member Interest Purchase Agreement dated as of October
                     20, 1999 among SGL Carbon Fibers and Composites, Inc., SGL Technik GmbH, Aldila Materials Technology Corp.
                     and the Company. (Filed as Exhibit 10.17 to the Company's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

      Exhibit
       Number      Exhibit
       ------      -------

      *10.18       Loan and Security Agreement by and between Aldila Golf
                     Corp. and Foothill Capital Corporation dated July 9, 1999. (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

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

      10.23        1994 Stock Option Plan of the Company, as amended.
                     (Filed as attachment A-1 in the Company's 2000 Proxy Statement and registered on the Company's Form
                     S-8 (Registration No. 333-57754) and incorporated herein by reference).

      11.1         Statement re: Computation of Net Income per Common
                     Share

      21.1         Subsidiaries of the Company.

      23.1         Independent Auditors' Consent

*Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.