Form 10-Q
period 2001-03-31
ALDILA INC
filed 2001-05-11
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

OR

☐      Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File Number 0-21872

ALDILA, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3645590
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

12140 Community Road, Poway, California  92064
(Address of principal executive offices)

(858) 513-1801
(Registrant’s Telephone No.)
www.aldila.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

As of May 11, 2001 there were 15,262,204 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents
Form 10-Q for the Quarterly Period
Ended March 31, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALDILA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	March 31, 2001	December 31, 2000

ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$3,717	$5,603
Marketable securities	-	3,104
Accounts receivable	7,889	6,693
Inventories	11,684	11,001
Deferred tax assets	3,302	3,302
Prepaid expenses and other current assets	534	607
Total current assets	27,126	30,310

PROPERTY, PLANT AND EQUIPMENT	8,931	9,277

INVESTMENT IN JOINT VENTURE	7,546	7,464

TRADEMARKS AND PATENTS	13,289	13,398

GOODWILL	42,985	43,342

OTHER ASSETS	501	536

TOTAL ASSETS	$100,378	$104,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,645	$4,405
Accrued expenses	2,170	3,653
Income taxes payable	1,592	865
Long-term debt, current portion	4,000	8,000
Total current liabilities	12,407	16,923

LONG-TERM LIABILITIES:
Deferred tax liabilities	5,937	5,981
Deferred rent	61	57
Total liabilities	18,405	22,961

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 15,262,204 shares in 2001 and 15,462,204 shares in 2000	153	155
Additional paid-in capital	42,248	42,627
Retained earnings	39,572	38,584
Total stockholders' equity	81,973	81,366

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,378	$104,327

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three months ended March 31,

	2001	2000

NET SALES	$14,582	$16,713
COST OF SALES	10,430	13,727
Gross profit	4,152	2,986

SELLING, GENERAL AND ADMINISTRATIVE	2,101	1,878
AMORTIZATION OF GOODWILL	357	357
PLANT CONSOLIDATION	-	(566)
Operating income	1,694	1,317

OTHER EXPENSE (INCOME):
Interest expense	156	288
Other, net	(104)	(137)
Equity in earnings of joint venture	(70)	(38)

INCOME BEFORE INCOME TAXES	1,712	1,204
PROVISION FOR INCOME TAXES	724	624

NET INCOME	$988	$580

NET INCOME PER COMMON SHARE - BASIC	$0.06	$0.04

NET INCOME PER COMMON SHARE,ASSUMING DILUTION	$0.06	$0.04

WEIGHTED AVERAGE NUMBER OF COMMONSHARES OUTSTANDING	15,357	15,462

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	15,471	15,576

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three months ended March 31,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$988	$580
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	983	1,073
Loss on disposal of fixed assets	15	-
Changes in assets and liabilities:
Accounts receivable	(1,196)	(2,847)
Inventories	(683)	2,990
Prepaid expenses and other assets	71	34
Accounts payable	240	(197)
Accrued expenses	(1,483)	(1,187)
Income taxes payable	727	638
Deferred tax liabilities	(44)	(52)
Deferred rent	4	(361)
Net cash provided by (used for) operating activities	(378)	671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(149)	(126)
Proceeds from sales of marketable securities	3,104	4,513
Investment in joint venture	(82)	(67)
Net cash provided by investing activities	2,873	4,320

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(4,000)	(4,000)
Repurchases of common stock	(381)	-
Net cash used for financing activities	(4,381)	(4,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,886)	991
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,603	4,077
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,717	$5,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$256	$500
Income taxes	$3	$10

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.          BASIS OF PRESENTATION

             The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations and of cash flows for the three month period ended March 31, 2001 and 2000, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2000 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2000 consolidated financial statements and notes thereto.

2.          INVENTORIES

             Inventories consist of the following (in thousands):

	March 31, 2001	December 31, 2000

Raw materials	$4,723	$4,916
Work in process	4,014	3,433
Finished goods	2,947	2,652
Inventories	$11,684	$11,001

3.    LONG-TERM DEBT

             Senior Notes –The Company placed $20.0 million in principal amount of senior notes with an institutional  investor on November 30, 1993. $4.0 million in principal remains outstanding at March 31, 2001.  The notes bear interest at 6.13%, payable semi-annually on March 31 and September 30.  The final principal payment of $4.0 million is due on September 30, 2001.  The senior notes contain certain restrictions, including limitations on additional borrowings, the payment of dividends and capital stock repurchases.  Under the most restrictive provision of the note agreement, the Company must meet consolidated fixed charge coverage ratios at specified levels.  The fair value of the fixed rate senior notes approximates their carrying amount based on the estimated current incremental borrowing rates for similar obligations with similar terms.

             Revolving Credit Agreement – On July 9, 1999, Aldila Golf, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing.  The Agreement has a three year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company.  Advances under the Agreement are made based on eligible accounts receivables and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company.  The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined).  As of March 31, 2001, there were no outstanding borrowings.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview - Business Conditions

             The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 92% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.

             In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber.  During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts.  During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products.  On October 29, 1999, SGL Carbon Fibers and Composite, Inc. (“SGL”) purchased a 50% interest in the Company’s carbon fiber manufacturing operation.  The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners.  The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC (“CFT”), for the purchase of carbon fiber at cost plus an agreed upon mark-up.  Profits and losses of CFT are shared equally by the partners.  The Company anticipates that the carbon fiber from this facility will primarily be consumed by the joint venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties.  The Company does not expect third party sales at CFT nor the sale of graphite prepreg to have a significant effect on either its sales or profitability for several years.

             Historically, graphite shafts have principally been offered by manufacturers of higher priced, premium golf clubs, and the Company’s sales have been predominantly of premium graphite shafts.  However, in recent years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market. The Company now competes aggressively with primarily United States based shaft manufacturers for premium graphite shafts and also against primarily foreign based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment.  While the Company’s market share in the value segment is not as great as the premium segment, the Company has advanced rapidly in securing new customers in this segment in recent years.  Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries.  This has had the effect, and is expected by management to continue to have the effect for at least the next several years, of decreasing the selling prices of the Company’s shafts.  Although the Company’s gross profit margin is being adversely affected by the reduction in selling prices, the adverse effects on gross margin have been mitigated in the past to some extent by efforts being taken by the Company to control costs, including obtaining lower prices for its raw materials and manufacturing its own graphite prepreg, and should be mitigated to some extent in the future as the Company increases the percentage of its shafts being manufactured in countries with lower labor and overhead costs.

             In recent years, the Company’s results of operations have been materially affected on several occasions by dramatic year-to-year changes in sales to an individual golf club manufacturer customer.  Such changes can result either from decisions by the customer to increase or decrease shaft purchases from an alternative supplier or from the traditional volatility in consumer demand for specific clubs.  The Company believes that this volatility is likely to continue in the future, particularly as club manufacturers seek to gain competitive advantages through an increased rate of technological innovation in club design.  The Company’s results will benefit whenever it has an opportunity to supply shafts for the latest “hot” club and will be adversely affected whenever sales of clubs containing Aldila shafts drop dramatically.  In particular, in recent years, a significant portion of the Company’s sales has tended to be concentrated among several customers, thereby making the Company’s results of operations dependent to a large extent on continued sales to Callaway Golf, Ping and TaylorMade.  In 2000, sales to Callaway Golf, Ping and TaylorMade represented 21%, 19% and 15%, respectively, of the Company’s total net sales.  The Company expects Callaway Golf, Ping and TaylorMade to continue to be the Company’s largest customers, at least through 2001.  The Company believes that while it will often not be possible to predict, with any certainty, shifts in demand for particular clubs, the Company’s broad range of club manufacturer customers should reduce in some cases the extent of the impact on the Company’s financial results.

Results of Operations

First Quarter 2001 Compared to First Quarter 2000

             Net Sales.  Net sales decreased $2.1 million, or 12.8%, to $14.6 million for the first quarter ended March 31, 2001 (the “2001 Period”) from $16.7 million for the first quarter ended 2000 (the “2000 Period”).  The decrease in net sales was attributable to decreased shaft unit sales to the Company’s club manufacturer customers which was partially offset by an increase in the average selling price of shafts sold.  Shaft unit sales decreased 24.8% in the 2001 Period as compared to the 2000 Period, and the average selling price of shafts sold increased 13.3%, partly as a result of a change in product mix.

             Gross Profit.  Gross profit increased $1.2 million, or 39.0%, to $4.2 million for the 2001 Period from $3.0 million for the 2000 Period.  The increase was primarily attributed to the lack of a charge in the current period of $1.2 million, which appeared as a charge to cost of sales in the 2000 Period for the higher cost inventories from 1999 which were carried over to the 2000 Period.  The Company’s gross profit margin increased to 28.5% in the 2001 Period compared to 17.9% in the 2000 Period, as a result of higher average selling prices for shafts and the lack of the $1.2 million charge in the current period.

             Operating Income.  Operating income increased $0.4 million, or 28.6%, to $1.7 million for the 2001 Period from $1.3 million for the 2000 Period.  Operating income in the 2000 Period had a benefit of $0.6 million from a partial recovery of previously taken plant consolidation charges.  Operating income increased as a percentage of net sales to 11.6% in the 2001 Period compared to 7.9% in the 2000 Period.  Selling, general and administrative expense increased as a percentage of net sales to 14.4% for the 2001 Period compared to 11.2% for the 2000 Period, primarily as a result of increased marketing activities.

             Income Before Income Taxes.  Income before income taxes increased $0.5 million to $1.7 million for the 2001 Period from $1.2 million for the 2000 Period.  The majority of the increase is attributed to the increase in operating income.

             Income Taxes.  The Company recorded a provision for income taxes of $0.7 million in the 2001 Period compared to $0.6 million in the 2000 Period.  The effective tax rate was 42.3% for the 2001 period compared to 51.8% for the 2000 period.  The decrease in the effective tax rate is primarily attributed to increased activity in foreign operations.  The Company should continue to realize a reduced effective tax rate to the extent that the statutory income tax rates where it has foreign operations are lower than the statutory income tax rates in the United States and to the extent the Company has sufficient income to absorb its non-deductible amortization of goodwill.

Liquidity and Capital Resources

             The Company has in place a $12.0 million revolving credit facility from a financial institution which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company.  Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%.  Availability for borrowings under the Line of Credit was approximately $6.3 million as of March 31, 2001.  The Company has $4.0 million in principal amount of senior notes outstanding which bear interest at 6.13%.  The final principal payment of $4.0 million, plus accrued interest, is due September 30, 2001.

             Cash (including cash equivalents) used for operating activities in the 2001 Period was $0.4 million compared to $0.7 million provided by operating activities for the 2000 Period.  This decrease resulted principally from the increased cash used for working capital items in the 2001 Period as compared to the 2000 Period.  The Company used $0.1 million for capital expenditures during the 2001 Period.  Management anticipates capital expenditures to approximate $1.0 million for 2001.  The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of the CFT operation in Evanston, Wyoming in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability to meet its obligations at least through 2001.

             The Company may from time to time consider the acquisition of businesses.  The Company could require additional debt financing if it were to engage in a material acquisition in the future.

Seasonality

             Because the Company’s customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company’s operating results have been affected by seasonal demand for golf clubs, which has generally resulted in the highest sales occurring in the second quarter. The timing of customers’ new product introductions has frequently mitigated the impact of seasonality in recent years.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

             With the exception of historical information (information relating to the Company’s financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties.  These forward-looking statements are based on management’s expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties.  The Company does not undertake any responsibility to update these statements in the future.  The Company’s actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of a variety of factors.

The Company’s Report on Form 10-K for the year ended December 31, 2000 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Business Risks” in Part I, Item 1 of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K.  The forward-looking statements in this 10-Q are particularly subject to the risks that

•	we will not maintain or increase our market share at our principal customers;
•	demand for clubs manufactured by our principal customers will decline, thereby affecting their demand for our shafts;
•	our principal customers will be unwilling to satisfy a significant portion of their demand with shafts manufactured in Mexico or China instead of with shafts manufactured in the United States;
•	new product offerings will not achieve success with consumers or OEM customers;
•	we will not achieve success marketing shafts to club assemblers based in China;
•	our international operations will be adversely affected by political instability, currency fluctuation, export/import regulation and other risks typical of multi-national operations, particularly those operating in less developed countries; and
•	CFT will be unsuccessful as a result, for example, of internal operational problems, raw material supply problems, changes in demand for carbon fiber based products, or difficulties in operating a joint venture.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.
Item 2.	Changes in Securities
Not applicable.
Item 3.	Defaults Upon Senior Securities
Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable
Item 5.	Other Information
Not applicable.
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibit 11.1 - Statement re: Computation of Net Income per Common Share

(b) Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

May 11, 2001	\s\ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance
Signing both in his capacity as
Vice President and as Chief
Accounting Officer of the Registrant