Form 10-Q
period 2001-06-30
ALDILA INC
filed 2001-08-14
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

ALDILA, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3645590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12140 Community Road, Poway, California  92064
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
Yes ☒  No ☐

As of August 10, 2001 there were 15,262,204 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents
Form 10-Q for the Quarterly Period
Ended June 30, 2001

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2001	2000

ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$5,113	$5,603
Marketable securities	-	3,104
Accounts receivable	3,823	6,693
Inventories	11,900	11,001
Deferred tax assets	3,302	3,302
Prepaid expenses and other current assets	560	607

Total current assets	24,698	30,310

PROPERTY, PLANT AND EQUIPMENT	8,125	9,277

INVESTMENT IN JOINT VENTURE	7,561	7,464

TRADEMARKS AND PATENTS	13,180	13,398

GOODWILL	42,631	43,342

OTHER ASSETS	465	536

TOTAL ASSETS	$96,660	$104,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,006	$4,405
Accrued expenses	2,271	3,653
Income taxes payable	914	865
Long-term debt, current portion	4,000	8,000

Total current liabilities	9,191	16,923

LONG-TERM LIABILITIES:
Deferred tax liabilities	5,894	5,981
Deferred rent	66	57

Total liabilities	15,151	22,961

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 15,262,204 shares in 2001 and 15,462,204 shares in 2000	153	155
Additional paid-in capital	42,248	42,627
Retained earnings	39,108	38,584

Total stockholders' equity	81,509	81,366

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,660	$104,327

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

NET SALES	$9,812	$17,082	$24,394	$33,795
COST OF SALES	7,441	11,377	17,871	25,104

Gross profit	2,371	5,705	6,523	8,691

SELLING, GENERAL AND ADMINISTRATIVE	1,699	2,262	3,800	4,140
AMORTIZATION OF GOODWILL	354	357	711	714
PLANT CONSOLIDATION	569	-	569	(566)

Operating income (loss)	(251)	3,086	1,443	4,403

OTHER EXPENSE (INCOME):
Interest expense	94	229	250	517
Other, net	161	(110)	57	(247)
Equity in earnings of joint venture	(41)	(32)	(111)	(70)

INCOME (LOSS) BEFORE INCOME TAXES	(465)	2,999	1,247	4,203
PROVISION (BENEFIT) FOR INCOME TAXES	(1)	1,343	723	1,967

NET INCOME (LOSS)	($464)	$1,656	$524	$2,236

NET INCOME (LOSS) PER COMMON SHARE	($0.03)	$0.10	$0.03	$0.14

NET INCOME (LOSS) PER COMMON SHARE,ASSUMING DILUTION	($0.03)	$0.10	$0.03	$0.14

WEIGHTED AVERAGE NUMBER OF COMMONSHARES OUTSTANDING	15,262	15,462	15,310	15,462

WEIGHTED AVERAGE NUMBER OF COMMONAND COMMON EQUIVALENT SHARES	15,262	15,556	15,393	15,566

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six months ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$524	$2,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,092	2,077
Loss on disposal of fixed assets	176	19
Changes in assets and liabilities:
Accounts receivable	2,870	(1,225)
Inventories	(899)	3,770
Prepaid expenses and other assets	46	(83)
Accounts payable	(2,399)	(513)
Accrued expenses	(534)	(351)
Income taxes payable	(628)	2,206
Deferred tax liabilities	(87)	(93)
Deferred rent liabilities	9	(354)

Net cash provided by operating activities	1,170	7,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(286)	(262)
Proceeds from sales of marketable securities	3,104	4,513
Purchase of marketable securities	-	(7,437)
Investment in joint venture	(97)	(135)

Net cash provided by (used for) investing activities	2,721	(3,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(4,000)	(4,000)
Repurchases of common stock	(381)	-

Net cash used for financing activities	(4,381)	(4,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(490)	368
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,603	4,077

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,113	$4,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$266	$512
Income taxes	$608	$74

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.          BASIS OF PRESENTATION

             The consolidated balance sheet as of June 30, 2001 and the consolidated statements of operations and of cash flows for the three and six month periods ended June 30, 2001 and 2000, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2000 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2000 consolidated financial statements and notes thereto.

2.          INVENTORIES

             Inventories consist of the following (in thousands):

	June 30, 2001	December 31, 2000

Raw materials	$5,105	$4,916
Work in process	4,268	3,433
Finished goods	2,527	2,652

Inventories	$11,900	$11,001

3.          LONG-TERM DEBT

             Senior Notes –The Company placed $20.0 million in principal amount of senior notes with an institutional investor on November 30, 1993. $4.0 million in principal remains outstanding at June 30, 2001.  The notes bear interest at 6.13%, payable semi-annually on March 31 and September 30.  The final principal payment of $4.0 million is due on September 30, 2001.  The senior notes contain certain restrictions, including limitations on additional borrowings, the payment of dividends and capital stock repurchases.  Under the most restrictive provision of the note agreement, the Company must meet consolidated fixed charge coverage ratios at specified levels.  The fair value of the fixed rate senior notes approximates their carrying amount based on the estimated current incremental borrowing rates for similar obligations with similar terms.

             Revolving Credit Agreement – On July 9, 1999, Aldila Golf, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing.  The Agreement has a three year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company.  Advances under the Agreement are made based on eligible accounts receivables and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company.  The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined).  As of June 30, 2001, there were no outstanding borrowings.

4.          PLANT CONSOLIDATION

             The Company was informed in April 2001 by one of its major customers that it would like to have the majority of its shafts manufactured in China.  Based on this request and the Company’s general strategy of shifting the manufacture of premium product lines from North America and Mexico to China, the Company decided to shut down two of it’s manufacturing facilities in Mexico, leaving the Company with one remaining facility in Mexico.  As a result of this decision the Company laid off 323 employees and disposed of excess equipment from the two facilities.  The Company estimated and recorded a plant consolidation charge in the amount of $569,000 in the period ended June 30, 2001. The charge was comprised of approximately $305,000 in severance and related benefits, $150,000 in write-down of excess equipment and $114,000 in other related costs.  Of the $569,000 charge, approximately $145,000 remains to be paid through December 31, 2001.  The Company anticipates that the restructure will be completed in the current year and has not accrued for any costs past the current year.

5.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

             In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“SFAS”) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and intangible assets with indefinite useful lives that existed at June 30, 2001, and any new goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. The Company is required to adopt SFAS No. 142 January 1, 2002.  SFAS No. 142 also establishes a new method of testing goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill of approximately $1.4 million annually. The Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, and has yet to assess the impact, if any, the adoption of SFAS 142 will have on it’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview - Business Conditions

             The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 86% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.

             Historically, graphite shafts have principally been offered by manufacturers of higher priced, premium golf clubs, and the Company’s sales have been predominantly of premium graphite shafts.  However, in recent years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market. The Company now competes aggressively with both United States and foreign based shaft manufacturers for premium graphite shafts and also against primarily foreign based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment.  While the Company’s market share in the value segment is not as great as the premium segment, the Company has advanced rapidly in securing new customers in this segment in recent years.

             The Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependant on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2000, sales to Callaway Golf, Ping and TaylorMade represented 21%, 19% and 15% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2001.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.

             Golf club companies regularly introduce new clubs, frequently containing innovations in design.  Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies.  While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do.

             During the 1990s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s response has been to aggressively seek to reduce its cost structure, principally by producing its own graphite prepreg and by shifting the largest portion of its shaft production to its facility in China, while maintaining high quality and superior customer service.  Management believes that these efforts have been successful to date and have resulted in the Company maintaining, or in some cases enhancing, its competitive position with respect to the major United States golf club companies that are its principal customers.  The Company continues to look for opportunities to cut costs and to increase its market share.

             Nonetheless, the pressure on selling prices of both premium and value shafts that has resulted in a reduction of over 56% in the average selling price of the Company’s shafts over the last seven years continues, although in some cases average selling prices may increase slightly from period to period depending on the mix of products sold.  In addition, the percentage of overall golf clubs sold with graphite shafts appears to have leveled off after several decades of significant growth and most major club companies continue to seek multiple sources of supply for their shafts and, thus, are unwilling to commit to one principal graphite shaft supplier.  As a result, management does not anticipate meaningful overall improvement in the financial performance of the Company’s golf shaft operations for the foreseeable future.  As a result of an overall slump in golf equipment sales in 2001 as compared to 2000, the Company, as is the case with other golf equipment companies, is experiencing a very disappointing year.  There will continue to be fluctuations in performance on a periodic basis, driven principally by the success of its key customers in selling clubs to consumers, but as selling prices continue to decrease, with increasing pressure on the Company’s margins, increases in unit sales in the future, even to levels comparable to those achieved in 2000, are not likely to generate operating cash flows and net income at the levels achieved in 2000 or in other, similarly successful historical years.

             The Company is responding to the limited growth opportunities in its core golf shaft business in a variety of ways.  First, the Company continues to look for opportunities to sell its graphite prepreg to other composite materials manufacturers and to manufacture other composite materials products, such as hockey sticks, itself.  Although the Company has achieved success in these areas, management continues to believe that the growth opportunities in these areas are limited and that sales of prepreg and of other composite materials products will not be material to its results of operations for at least several years.  Second, management has concluded that its ownership interest in the joint venture that operates its carbon fiber plant (described below) does not offer significant value to the Company and is seeking to sell its interest, either to its joint venture partner, SGL Carbon Fiber and Composite, Inc. (“SGL”), or, with SGL’s consent, to a third party, so that the capital currently committed to the joint venture could be redeployed more usefully for the Company and its stockholders.  Finally, the Company is exploring other acquisition opportunities, in areas related to its core business and otherwise, in an effort to add the potential for meaningful growth in its overall profitability.  Although management anticipates that operating cash flow levels are likely to be measurably lower for at least the next several years than was typical for the last several years, the Company should continue to generate cash in excess of it current needs that could be used to help support the growth of other businesses.  At present, the Company is unable to provide any assurances that it will be able to negotiate a sale of its interest in the joint venture or that it will be able to successfully complete any potential acquisitions.

             In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber.  During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts.  During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products.  On October 29, 1999, SGL purchased a 50% interest in the Company’s carbon fiber manufacturing operation.  The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners.  The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC (“CFT”), for the purchase of carbon fiber at cost plus an agreed upon mark-up.  Profits and losses of CFT are shared equally by the partners.  The Company anticipates that the carbon fiber from this facility will primarily be consumed by the joint venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties.  The Company does not expect third party sales at CFT nor the sale of graphite prepreg to have a significant effect on either its sales or profitability for several years.

Results of Operations

Second Quarter 2001 Compared to Second Quarter 2000

             Net Sales.  Net sales decreased $7.3 million, or 42.6%, to $9.8 million for the second quarter ended June 30, 2001 (the “2001 Period”) from $17.1 million for the second quarter ended 2000 (the “2000 Period”).  The decrease in net sales was attributable to decreased shaft unit sales to the Company’s club manufacturer customers which was partially offset by an increase in the average selling price of shafts sold.  Shaft unit sales decreased 48.9% in the 2001 Period as compared to the 2000 Period, and the average selling price of shafts sold increased 6.8%, partly as a result of a change in product mix.

             Gross Profit.  Gross profit decreased $3.3 million, or 58.4%, to $2.4 million for the 2001 Period from $5.7 million for the 2000 Period.  The decrease was primarily attributed to the decrease in net sales in the 2001 Period.  The Company’s gross profit margin decreased to 24.2% in the 2001 Period compared to 33.4% in the 2000 Period, primarily as a result of the decrease in units shipped in the 2001 Period, which resulted in a higher fixed cost per unit in the 2001 Period.

             Operating Income (Loss).  Operating income decreased $3.3 million, or 108.1%, to an operating loss of $251,000 for the 2001 Period from $3.1 million for the 2000 Period.  Operating income decreased as a percentage of net sales to a loss of 2.6% in the 2001 Period compared to income of 18.1% in the 2000 Period.  The decrease in operating income was primarily attributed to the decrease in gross profit.  In addition, the Company recorded a plant consolidation charge in the 2001 Period of $569,000 related to the closing of two facilities in Mexico.  The impact of the plant consolidation charge was offset by a reduction in selling, general and administrative expense of $563,000 in the 2001 Period as compared to the 2000 Period.  The reduction in selling, general and administrative expense is mainly attributed to the higher incentive charges recorded in the 2000 Period, which is not anticipated in the current year.  Selling, general and administrative expense increased as a percentage of net sales to 17.3% for the 2001 Period compared to 13.2% for the 2000 Period, primarily as a result of the decrease in net sales.

             Income (Loss) Before Income Taxes.  Income before income taxes decreased $3.5 million to a loss of $465,000 for the 2001 Period from $3.0 million for the 2000 Period.  The majority of the decrease is attributed to the decrease in operating income.

             Income Tax Expense (Benefit).  The Company recorded an income tax benefit of $1,000 in the 2001 Period compared to income tax expense of $1.3 million in the 2000 Period.  The effective tax rate was 0.2% for the 2001 Period compared to 44.8% for the 2000 Period.  The decrease in the effective tax rate is primarily attributed to the loss before income taxes in the current Period, which was partially offset by the Company’s goodwill amortization that is non-deductible for tax purposes.

Six Month Period in 2001 Compared to the Six Month Period in 2000

             Net Sales.  Net sales decreased $9.4 million, or 27.8%, to $24.4 million for the six month period ended June 30, 2001 from $33.8 million for the six month period ended June 30, 2000.  The decrease in net sales was attributed to decreased shaft unit sales to the Company’ club manufacturer customers which was partially offset by an increase in the average selling price of shafts sold.  Shaft unit sales decreased 30.4% in 2001 compared to 2000, and the average selling price of shafts sold increased 9.5%, partly as a result of a change in product mix.

             Gross Profit.  Gross profit decreased $2.2 million, or 24.9%, to $6.5 million in 2001 from $8.7 million in 2000.  The majority of the decrease was attributed to a decrease in net sales.  Gross profit margin was 26.7% in 2001 as compared to 25.7% in 2000.  After adjusting for the carryover effects of inventory for each period, gross profit margin was 25.4% in 2001 as compared to 29.8% in 2000.  The decrease in the gross profit margin is predominantly attributable to the lower unit volume, which resulted in a higher per unit fixed cost in 2001.

             Operating Income.  Operating income decreased $3.0 million, or 67.2%, to $1.4 million in 2001 as compared to $4.4 million in 2000.  The majority of the decrease in operating income was attributed to a decrease in gross profit and the effect of a plant consolidation charge in 2001 of $569,000 as compared to a recovery of previously recorded plant consolidation charges of $566,000 in 2000.  Operating income decreased as a percentage of net sales to 5.9% in 2001 from 13.0% in 2000.  Operating income as a percentage of net sales adjusting for the effect of plant consolidation charges would have been 8.2% in 2001 and 11.4% in 2000.  Selling, general and administrative expense decreased $340,000 to $3.8 million in 2001 as compared to $4.1 million in 2000.  The majority of the decrease is attributed to lower incentive charges in 2001, which was partially offset by an increase in marketing and advertising expenses.  Selling, general and administrative expense increased as a percentage of net sales to 15.6% in 2001, from 12.3% in 2000, primarily as a result of the decrease in net sales.

             Income Before Income Tax.  Income before taxes decreased $3.0 million, or 70.3%, to $1.2 million in 2001 as compared to $4.2 million in 2000.  The majority of the decrease is attributed to the decrease in operating income.

             Income Tax Expense.  The Company recorded a provision for income taxes of $723,000 in 2001 as compared to $2.0 million in 2000.  The Company’s effective rate was 58.0% in 2001 as compared to 46.8% in 2000.  The increase in the effective rate is primarily attributed to the ratio of the Company’s goodwill amortization to income before tax, as the goodwill amortization is not deductible for tax purposes.  The effect of the amortization was partially offset by increased activity in foreign operations.  The Company should continue to realize a reduced effective tax rate to the extent that the statutory income tax rates where it has foreign operations are lower than the statutory income tax rates in the United States and to the extent the Company has sufficient income to absorb its non-deductible amortization of goodwill.

Liquidity and Capital Resources

             The Company has in place a $12.0 million revolving credit facility from a financial institution which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company.  Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%.  Availability for borrowings under the Line of Credit was approximately $4.1 million as of June 30, 2001.  The Company has $4.0 million in principal amount of senior notes outstanding which bear interest at 6.13%.  The final principal payment of $4.0 million, plus accrued interest, is due September 30, 2001.

             Cash (including cash equivalents) provided by operating activities in 2001 was $1.2 million compared to $7.7 million for the 2000 Period.  This decrease resulted from lower net income and an increase in cash used for working capital items in 2001 as compared to 2000.  The Company used $286,000 for capital expenditures during 2001.  Management anticipates capital expenditures to approximate $1.0 million for the year ended December 31, 2001.  The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of the CFT operation in Evanston, Wyoming in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability to meet its future obligations.

             The Company may from time to time consider the acquisition of businesses.  The Company could require additional debt financing if it were to engage in a material acquisition in the future.

Restructuring

             The Company was informed in April 2001 by one of its major customers that it would like to have the majority of its shafts manufactured in China.  Based on this request and the Company’s general strategy of shifting the manufacture of premium product lines from North America and Mexico to China, the Company decided to shut down two of it’s manufacturing facilities in Mexico, leaving the Company with one remaining facility in Mexico.  As a result of this decision the Company laid off 323 employees and disposed of excess equipment from the two facilities.  The Company estimated and recorded a plant consolidation charge in the amount of $569,000 in the period ended June 30, 2001. The charge was comprised of approximately $305,000 in severance and related benefits, $150,000 in write-down of excess equipment and $114,000 in other related costs. Of the $569,000 charge, approximately $145,000 remains to be paid through December 31, 2001, of which approximately $45,000 is severance related costs and approximately $100,000 other related costs, which is primarily attributed to lease termination costs.  As a result of the write-down and disposal of the excess equipment the Company will not incur depreciation expense in the amount of approximately $171,000 prospectively.

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

•	we will not maintain or increase our market share at our principal customers;
•	demand for clubs manufactured by our principal customers will decline, thereby affecting their demand for our shafts;
•	our principal customers will be unwilling to satisfy a significant portion of their demand with shafts manufactured in China instead of the United States or Mexico;
•	new product offerings, including those outside the golf industry, will not achieve success with consumers or OEM customers;
•	we will not achieve success marketing shafts to club assemblers based in China;
•	our international operations will be adversely affected by political instability, currency fluctuation, export/import regulation and other risks typical of multi-national operations, particularly those operating in less developed countries;
•	CFT will be unsuccessful as a result, for example, of internal operational problems, raw material supply problems, changes in demand for carbon fiber based products, or difficulties in operating a joint venture; and
•	attractive strategic alternatives will not be available to us on desirable terms.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 16, 2001. At the Annual Meeting two items were submitted to a vote of the stockholders of the Company and were approved:

1)  The seven current directors of the Company (listed below) were nominated and elected to serve until the next Annual Meeting of Stockholders.  Votes cast for each director, as well as votes withheld are as follows:
NAME	FOR	WITHHELD

Peter R. Bennett	12,072,942	66,036
Thomas A. Brand	12,072,942	66,036
Marvin M. Giles, III	12,071,298	67,680
Vincent T. Gorguze	11,677,322	461,656
Peter R. Mathewson	12,017,242	121,736
Chapin Nolen	12,055,222	83,756

2)  The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2001.  11,929,492 votes were cast for ratification of Deloitte & Touche LLP, 194,310 votes were cast against; and there were 15,176 abstentions and 0 broker non-votes.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 11.1 - Statement re:  Computation of Net Income per Common Share

(b)        Reports on Form 8-K:
                           No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

August 10, 2001	\s\ Robert J. Cierzan

Robert J. Cierzan
Vice President, Finance
Signing both in his capacity as Vice President and as Chief Accounting Officer of the Registrant