Form 10-Q
period 2001-09-30
ALDILA INC
filed 2001-11-09
CIK 902272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

          (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Yes   ☒  No   ☐

As of November 9, 2001 there were 15,262,204 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended September 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$948	$5,603
Marketable securities	-	3,104
Accounts receivable	3,755	6,693
Inventories	13,117	11,001
Deferred tax assets	3,302	3,302
Prepaid expenses and other current assets	600	607
Total current assets	21,722	30,310

PROPERTY, PLANT AND EQUIPMENT	7,961	9,277

INVESTMENT IN JOINT VENTURE	7,438	7,464

TRADEMARKS AND PATENTS	13,072	13,398

GOODWILL	42,281	43,342

OTHER ASSETS	429	536

TOTAL ASSETS	$92,903	$104,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,932	$4,405
Accrued expenses	2,253	3,653
Income taxes payable	184	865
Line of credit	618	-
Long-term debt, current portion	-	8,000
Total current liabilities	5,987	16,923

LONG-TERM LIABILITIES:
Deferred tax liabilities	5,850	5,981
Deferred rent	72	57
Total liabilities	11,909	22,961

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 15,262,204 shares in 2001 and 15,462,204 shares in 2000	153	155
Additional paid-in capital	42,248	42,627
Retained earnings	38,593	38,584
Total stockholders' equity	80,994	81,366

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,903	$104,327

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

NET SALES	$6,845	$10,820	$31,239	$44,615
COST OF SALES	6,133	8,177	24,004	33,281
Gross profit	712	2,643	7,235	11,334

SELLING, GENERAL AND ADMINISTRATIVE	1,551	2,013	5,351	6,153
AMORTIZATION OF GOODWILL	350	357	1,061	1,071
PLANT CONSOLIDATION	-	-	569	(566)
Operating income (loss)	(1,189)	273	254	4,676

OTHER EXPENSE (INCOME):
Interest expense	92	227	342	744
Other, net	(26)	(184)	31	(431)
Equity in earnings of joint venture	(49)	(69)	(160)	(139)

INCOME (LOSS) BEFORE INCOME TAXES	(1,206)	299	41	4,502
PROVISION (BENEFIT) FOR INCOME TAXES	(691)	262	32	2,229

NET INCOME (LOSS)	$(515)	$37	$9	$2,273

NET INCOME (LOSS) PER COMMON SHARE	$(0.03)	$0.01	$0.00	$0.15

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION	$(0.03)	$0.01	$0.00	$0.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,262	15,462	15,294	15,462

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	15,262	15,717	15,379	15,600

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine months ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9	$2,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,023	3,077
Loss on disposal of fixed assets	446	54
Changes in assets and liabilities:
Accounts receivable	2,938	44
Inventories	(2,116)	2,362
Prepaid expenses and other assets	5	151
Accounts payable	(1,473)	(79)
Accrued expenses	(1,400)	(104)
Income taxes payable	(681)	1,520
Deferred tax liabilities	(131)	(136)
Deferred rent	15	(347)
Net cash provided by operating activities	635	8,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(657)	(445)
Proceeds from sales of marketable securities	3,104	4,513
Purchase of marketable securities	-	(3,052)
Investment in joint venture	26	(205)
Other	-	(275)
Net cash provided by investing activities	2,473	536

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	750	-
Payments under line of credit	(132)	-
Principal payments on long-term debt	(8,000)	(8,000)
Repurchases of common stock	(381)	-
Net cash used for financing activities	(7,763)	(8,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,655)	1,351
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,603	4,077
CASH AND CASH EQUIVALENTS, END OF PERIOD	$948	$5,428

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$398	$892
Income taxes	$608	$974

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.       BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2001 and the consolidated statements of operations and of cash flows for the three and nine month periods ended September 30, 2001 and 2000, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2000 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2000 consolidated financial statements and notes thereto.

2.       INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2001	December 31, 2000

Raw materials	$5,185	$4,916
Work in process	5,231	3,433
Finished goods	2,701	2,652
Inventories	$13,117	$11,001

3.    LONG-TERM DEBT

Senior Notes –The Company placed $20.0 million in principal amount of senior notes with an institutional investor on November 30, 1993.  The notes bore interest at 6.13%, payable semi-annually on March 31 and September 30.  The final principal payment of $4.0 million was paid during September 2001.

Revolving Credit Agreement – On July 9, 1999, Aldila Golf, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing.  The Agreement has a three year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company.  Advances under the Agreement are made based on eligible accounts receivables and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company.  The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined).  As of September 30, 2001, there was $618,000 outstanding against the revolving credit agreement.

4.       PLANT CONSOLIDATION

The Company was informed in April 2001 by one of its major customers that it would like to have the majority of its shafts manufactured in China.  Based on this request and the Company’s general strategy of shifting the manufacture of premium product lines from North America and Mexico to China, the Company decided to shut down two of it’s manufacturing facilities in Mexico, leaving the Company with one remaining facility in Mexico.  As a result of this decision the Company laid off 323 employees and disposed of excess equipment from the two facilities.  The Company estimated and recorded a plant consolidation charge in the amount of $569,000 in the period ended June 30, 2001. The charge was comprised of approximately $305,000 in severance and related benefits, $150,000 in write-down of excess equipment and $114,000 in other related costs.  Of the $569,000 charge, approximately $58,000 remains to be paid through December 31, 2001.  The Company anticipates that the restructure will be completed in the current year and has not accrued for any costs past the current year.

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standard (“SFAS”) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and intangible assets with indefinite useful lives that existed at June 30, 2001, and any new goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. The Company is required to adopt SFAS No. 142 January 1, 2002.  SFAS No. 142 also establishes a new method of testing goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill of approximately $1.4 million annually. The Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, and has yet to assess the impact, if any, the adoption of SFAS 142 will have on its financial statements.

In August 2001 the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 establishes a single accounting model, based on the framework of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, for long-lived assets to be disposed by sale, whether previously held and used or newly acquired.  In addition, SFAS No. 144 resolved significant implementation issues related to SFAS No. 121.  The Company is required to adopt SFAS No. 144 January 1, 2002 and has yet to assess the impact, if any, the adoption of SFAS No. 144 will have on its financial statements.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 83% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.

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

The Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2000, sales to Callaway Golf, Ping and TaylorMade represented 21%, 19% and 15% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2001.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.

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

The Company is responding to the limited growth opportunities in its core golf shaft business in a variety of ways.  First, the Company continues to look for opportunities to sell its graphite prepreg to other composite materials manufacturers and to manufacture other composite materials products, such as hockey sticks, itself.  Although the Company has achieved success in these areas, management continues to believe that the growth opportunities in these areas are limited and that sales of prepreg and of other composite materials products will not be material to its results of operations for at least several years.  Second, management has concluded that its ownership interest in the joint venture that operates its carbon fiber plant (described below) does not offer significant value to the Company and is seeking to sell its interest, either to its joint venture partner, SGL Carbon Fiber and Composite, Inc. (“SGL”), or, with SGL’s consent, to a third party, so that the capital currently committed to the joint venture could be redeployed more usefully for the Company and its stockholders.  Finally, the Company is exploring other acquisition opportunities, in areas related to its core business and otherwise, in an effort to add the potential for meaningful growth in its overall profitability.  Although management anticipates that operating cash flow levels are likely to be measurably lower for at least the next several years than was typical for the last several years, the Company should continue to generate cash in excess of its current needs that could be used to help support the growth of other businesses.  At present, the Company is unable to provide any assurances that it will be able to negotiate a sale of its interest in the joint venture or that it will be able to successfully complete any potential acquisitions.

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

Results of Operations

Third Quarter 2001 Compared to Third Quarter 2000

          Net Sales.  Net sales decreased $4.0 million, or 36.7%, to $6.8 million for the third quarter ended September 30, 2001 (the “2001 Period”) from $10.8 million for the third quarter ended 2000 (the “2000 Period”).  The decrease in net sales was attributable to decreased shaft unit sales to the Company’s club manufacturer customers.  Shaft unit sales decreased 27.8% in the 2001 Period as compared to the 2000 Period, and the average selling price of shafts sold decreased 17.2%, partly as a result of a change in product mix.

          Gross Profit.  Gross profit decreased $1.9 million, or 73.1%, to $712,000 for the 2001 Period from $2.6 million for the 2000 Period.  The decrease was primarily attributed to the decrease in net sales in the 2001 Period.  The Company’s gross profit margin decreased to 10.4% in the 2001 Period compared to 24.4% in the 2000 Period, primarily as a result of the decrease in units shipped in the 2001 Period, which resulted in a higher fixed cost per unit in the 2001 Period.

          Operating Income (Loss).  Operating income decreased $1.5 million, or 535.5%, to an operating loss of $1.2 million for the 2001 Period from $273,000 for the 2000 Period.  Operating income decreased as a percentage of net sales to a loss of 17.4% in the 2001 Period compared to income of 2.5% in the 2000 Period.  The decrease in operating income was primarily attributed to the decrease in gross profit.  Selling, general and administrative expense decreased by $462,000 in the 2001 Period as compared to the 2000 Period, primarily as a result of lower incentive charges in the 2001 Period.  Selling, general and administrative expense increased as a percentage of net sales to 22.7% for the 2001 Period compared to 18.6% for the 2000 Period, primarily as a result of the decrease in net sales.

          Income (Loss) Before Income Taxes.  Income before income taxes decreased $1.5 million to a loss of $1.2 million for the 2001 Period from $299,000 for the 2000 Period.  The majority of the decrease is attributed to the decrease in operating income.

          Income Tax Expense (Benefit).  The Company recorded an income tax benefit of $691,000 in the 2001 Period compared to income tax expense of $262,000 in the 2000 Period.  The effective tax rate was 57.3% for the 2001 Period compared to 87.6% for the 2000 Period.  The decrease in the effective tax rate is primarily attributed to the loss before income taxes in the current Period, which was partially offset by the Company’s goodwill amortization that is non-deductible for tax purposes.

Nine Month Period in 2001 Compared to the Nine Month Period in 2000

          Net Sales.  Net sales decreased $13.4 million, or 30.0%, to $31.2 million for the nine month period ended September 30, 2001 from $44.6 million for the nine month period ended September 30, 2000.  The decrease in net sales was attributed to decreased shaft unit sales to the Company’s club manufacturer customers which was partially offset by an increase in the average selling price of shafts sold.  Shaft unit sales decreased 34.5% in 2001 compared to 2000, and the average selling price of shafts sold increased 2.8%, partly as a result of a change in product mix.

          Gross Profit.  Gross profit decreased $4.1 million, or 36.2%, to $7.2 million in 2001 from $11.3 million in 2000.  The majority of the decrease was attributed to a decrease in net sales.  Gross profit margin was 23.2 % in 2001 as compared to 25.4% in 2000.  After adjusting for the carryover effects of inventory for each period, gross profit margin was 22.1% in 2001 as compared to 28.6% in 2000.  The decrease in the gross profit margin is predominantly attributable to the lower unit volume, which resulted in a higher per unit fixed cost in 2001.

          Operating Income.  Operating income decreased $4.4 million, or 94.6%, to $254,000 in 2001 as compared to $4.7 million in 2000.  The majority of the decrease in operating income was attributed to a decrease in gross profit and the effect of a plant consolidation charge in 2001 of $569,000 as compared to a recovery of previously recorded plant consolidation charges of $566,000 in 2000.  Operating income decreased as a percentage of net sales to .8% in 2001 from 10.5% in 2000.  Operating income as a percentage of net sales adjusting for the effect of plant consolidation charges would have been 2.6% in 2001 and 9.2% in 2000.  Selling, general and administrative expense decreased $802,000 to $5.4 million in 2001 as compared to $6.2 million in 2000.  The majority of the decrease is attributed to lower incentive charges in 2001, which was partially offset by an increase in marketing and advertising expenses.  Selling, general and administrative expense increased as a percentage of net sales to 17.1% in 2001, from 13.8% in 2000, primarily as a result of the decrease in net sales.

          Income Before Income Tax.  Income before taxes decreased $4.5 million, or 99.1%, to $41,000 in 2001 as compared to $4.5 million in 2000.  The majority of the decrease is attributed to the decrease in operating income.

          Income Tax Expense.  The Company recorded a provision for income taxes of $32,000 in 2001 as compared to $2.2 million in 2000.  The Company’s effective rate was 78.0% in 2001 as compared to 49.5% in 2000.  The increase in the effective rate is primarily attributed to the ratio of the Company’s goodwill amortization to income before tax, as the goodwill amortization is not deductible for tax purposes.  The effect of the amortization was partially offset by increased activity in foreign operations.  The Company should continue to realize a reduced effective tax rate to the extent that the statutory income tax rates where it has foreign operations are lower than the statutory income tax rates in the United States and to the extent the Company has sufficient income to absorb its non-deductible amortization of goodwill.

Liquidity and Capital Resources

          The Company has in place a $12.0 million revolving credit facility from a financial institution which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company.  Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%.  Availability for borrowings under the Line of Credit was approximately $2.5 million as of September 30, 2001, which does not include the $618,000 outstanding as of September 30, 2001.

Cash (including cash equivalents) provided by operating activities in 2001 was $635,000 compared to $8.8 million for the 2000 Period.  This decrease resulted from lower net income and an increase in cash used for working capital items in 2001 as compared to 2000.  The Company used $657,000 for capital expenditures during 2001.  Management anticipates capital expenditures to approximate $1.0 million for the year ended December 31, 2001.  The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of the CFT operation in Evanston, Wyoming in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability to meet its future obligations.

          The Company may from time to time consider the acquisition of businesses.  The Company could require additional debt financing if it were to engage in a material acquisition in the future.

Restructuring

          The Company was informed in April 2001 by one of its major customers that it would like to have the majority of its shafts manufactured in China.  Based on this request and the Company’s general strategy of shifting the manufacture of premium product lines from North America and Mexico to China, the Company decided to shut down two of it’s manufacturing facilities in Mexico, leaving the Company with one remaining facility in Mexico.  As a result of this decision the Company laid off 323 employees and disposed of excess equipment from the two facilities.  The Company estimated and recorded a plant consolidation charge in the amount of $569,000 in the period ended June 30, 2001. The charge was comprised of approximately $305,000 in severance and related benefits, $150,000 in write-down of excess equipment and $114,000 in other related costs. Of the $569,000 charge, approximately $58,000 remains to be paid through December 31, 2001, of which approximately $21,000 is severance related costs and approximately $37,000 other related costs, which is primarily attributed to lease termination costs.  As a result of the write-down and disposal of the excess equipment the Company will not incur depreciation expense in the amount of approximately $171,000 prospectively.

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
No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

November 9, 2001	/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance
Signing both in his capacity as
Vice President and as Chief
Accounting Officer of the Registrant