Form 10-K
period 2001-12-31
ALDILA INC
filed 2002-04-09
CIK 902272

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

ALDILA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3645590 (I.R.S. Employer Identification Number)
12140 COMMUNITY ROAD, POWAY, CALIFORNIA 92064 (Address of principal executive offices)

(858) 513-1801
(Registrant's Telephone No.)

www.aldila.com

Securities Registered Pursuant to Section 12(b) of the Act: None	Title of each class Names of each exchange on which registered None
Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.01 per share (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

        As of March 22, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on market quotations as of that date, was approximately $10.2 million.

        As of March 22, 2002, there were 14,843,404 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated into this report by reference:

        Part III The Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

ALDILA, INC.

Report on Form 10-K

For the Fiscal Year Ended December 31, 2001

INDEX

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

Item 1. Business

General

        Aldila, Inc. ("Aldila" or the "Company") is the leading designer and manufacturer of high-quality innovative graphite (carbon fiber-based composite) golf shafts in the United States today and has maintained this leading position for over a decade. Aldila enjoys strong relationships with most major domestic and many foreign golf club manufacturers including Callaway, Taylor Made, Ping and Titleist. Aldila believes that it is one of the few independent shaft manufacturers with the technical and production expertise required to produce high-quality graphite shafts in quantities sufficient to meet demand. The Company's current golf shaft product line consists of Aldila branded products designed for custom club makers, as well as hundreds of custom shafts developed in conjunction with its major customers. This product line is designed to improve the performance of any level of golfer from novice to tour professional.

        In an effort to maintain its leadership position in the graphite shaft market over the last several years, the Company has taken steps to vertically integrate into the manufacture of its own raw materials in order to control its raw material costs and ensure its sources of supply. In 1994, the Company started production of its principal raw material for shafts, graphite prepreg, which consists of sheets of carbon fibers combined with epoxy resin. See "Manufacturing—Raw Materials." The Company now produces substantially all of its graphite prepreg requirements internally.

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

        Most golf clubs being sold today have shafts constructed from steel or graphite, although limited numbers are also manufactured from other materials. Graphite shafts were introduced in the early 1970's as the first major improvement in golf shaft technology since steel replaced wood in the 1930's. The first graphite shafts had significant torque (twisting force) and appealed primarily to weaker-swinging players desiring greater distance. Graphite shaft technology has subsequently improved so that shafts can now be designed for golfers at all skill levels. Unlike steel shafts, graphite shafts can be altered with respect to weight, flex, flex location and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved "feel" to the golfer. The improvements in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods. Graphite continues to dominate the professional and consumer woods markets, with over 82% of new woods purchased in 2001 including graphite shafts. The acceptance of graphite shafts in irons has not achieved the same success as woods, and acceptance in irons has declined somewhat in recent years. In 2001, approximately 22% of new irons purchased were graphite shafted.    Since many golfers consider professionals to be "opinion leaders," increased acceptance and use of graphite shafts in irons by professionals would help broaden the overall graphite market.

        Until recently, graphite shafts were primarily sold for use in premium clubs, while the value priced segment of the golf club market continued to be supplied with steel shafts. In the last several years, however, an increasing percentage of value priced clubs are being sold with graphite shafts. As a result, the Company has taken steps to enable it to meet the needs of this segment of the shaft market, including the design of shafts that can be manufactured at prices acceptable to this market and continued efforts to reduce its overall manufacturing costs.

Products

        Aldila offers a broad range of innovative and high-quality graphite golf shafts designed to maximize the performance of golfers of every skill level. The Company manufactures hundreds of unique graphite shafts featuring various combinations of performance characteristics such as weight, flex, flex point and torque. The Company's customized shafts, which constituted approximately 85% of net sales in the year ended December 31, 2001, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs. The Company's standard models are typically sold to golf club manufacturers, distributors and golf pro and repair shops and are used either to assemble a new custom club from selected components or to replace the steel shaft of an older club. The Company also helps develop cosmetic designs to give the customer's golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics. The prices of Aldila shafts typically range from $3 to $30.

        Recently, the Company introduced an innovative proprietary design, the Aldila "One" shaft. The Company believes that this is the first shaft design to feature multiple segments, each with separate design characteristics, which allows for more precise performance optimization than the traditional graphite shaft design, which embodies only one set of design characteristics over its entire length. The One shaft will be offered through distribution to the custom club market and possibly directly to consumers; it will also be included as a custom option by certain of its golf club manufacturer customers.

        All of the Company's shafts are composite structures consisting principally of carbon fiber and epoxy resins. The Company's shafts may also include boron (added to increase shaft strength) or fiberglass. The Company regularly evaluates new composite materials for inclusion in the Company's shafts and new refinements on designs using current materials.

        The Company began the manufacture of composite hockey sticks in 2000, following several months of developmental work. The manufacture of composite hockey sticks is similar to that of graphite golf shafts and uses similar raw materials. Revenues from the sale of hockey sticks were approximately 2% of net sales in 2001 and are not expected to be significant to the Company for several years.

        Since 1994, the Company has manufactured prepreg material for its production of golf shafts. In 1998, the Company began selling prepreg manufactured in its Poway, California manufacturing facility to third parties. Beginning in 1999, the Company offered for sale large bundle carbon fiber and chopped fiber from its manufacturing facility in Evanston, Wyoming. Sales of large bundle carbon fiber continued in 1999 through October 29, 1999, the date that the Company sold a 50% interest in the carbon fiber manufacturing operation. All subsequent outside carbon fiber revenues, if any, will be attributed to the joint venture. The Company does not anticipate outside sales of carbon fiber to be significant in 2002.

        Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties. See "Manufacturing—Carbon Fiber Manufacturing Process." Carbon fibers are used as reinforcements in composite materials that combine fibers with epoxy resins or other matrix materials to form a substance with high strength, low weight, stiffness, resistance to corrosion, resistance to fatigue and capacity to dissipate heat and electrical conductivity. Carbon fiber materials produced by the Company or CFT are used in a variety of applications such as molding compounds for the manufacture of electronic components, masts and spars for the marine industry, hockey sticks, fishing rods, industrial products, as well as golf shafts.

Customers and Customer Relations

        For fiscal year 2001, the Company had approximately 240 golf shaft customers, which included approximately 70 golf club manufacturers and more than 40 distributors, with the balance principally consisting of custom club assemblers, pro shops and repair shops. However, the majority of the Company's sales has been and may continue to be concentrated among a relatively small number of customers. Sales to the Company's top five customers represented approximately 73%, 69% and 57% of net sales in 2001, 2000 and 1999, respectively.

        Historically, Aldila's principal customers have varied as a result of general market trends in the golf industry, in particular the prevailing popularity of the various clubs that contain Aldila's shafts. As a result there typically are changes in the composition of the list of the Company's ten most significant customers from year to year. Due to the substantial marketplace success of their clubs in recent periods, for the last several years the Company's two largest customers have been Callaway and TaylorMade-adidas Golf. While the Company believes its relationship with each of these two major customers is sound, the Company is not the exclusive supplier to either Callaway or TaylorMade-adidas Golf. The Company's sales to its principal customers have varied substantially from year to year. Sales to TaylorMade-adidas Golf represented 20%, 15% and 17% of the Company's net sales in 2001, 2000 and 1999, respectively. Sales to Callaway represented 22%, 21% and 12% of the Company's net sales in 2001, 2000 and 1999, respectively. Sales to Ping represented 15%, 19% and 10% of the Company's net sales in 2001, 2000 and 1999, respectively. Because of the historic volatility of consumer demand for specific clubs, as well as continued competition from alternative shaft suppliers, sales to a given customer in a prior period may not necessarily be indicative of future sales and it is often difficult to project the Company's sales to a given customer in advance.

        The Company believes that its close customer relationships and responsive service have been significant elements of its success to date, establishing it as a premier graphite shaft company. Aldila's golf club manufacturer customers often work together with the Company's engineers when developing a new golf club in order to design a club that maximizes the performance features of the principal component parts: the grip, the clubhead and the Aldila shaft. The Company's partnership relationship with its customers continues after the development of clubs containing Aldila's shafts. Following the design process, the Company continues to provide high levels of customer support and service in areas such as quality control and assurance, timely and responsive manufacturing, delivery schedules and education. The Company believes the physical proximity of its headquarter facilities to many of its customers has facilitated a high degree of customer interaction and responsiveness to customer needs. While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them and generally does not have long-term supply agreements with its customers. Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer (whether as a result of diminished sales by that customer or a shaft sourced from other suppliers) could have a material adverse effect on the Company's business or operating results.

Marketing and Promotion

        The Company's marketing strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts, and to increase overall market acceptance and use of graphite golf shafts. The Company utilizes a variety of marketing and promotional channels to increase sales of Aldila brand name shafts through its network of distributors, and to support Aldila's brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers. Although the Company has very limited sales directly to the end users of its products, the Company believes that its brand name recognition contributes to the marketability of its customers' products. In addition, Nick Price serves on the Company's advisory staff and assists in its marketing efforts. Aldila's marketing and promotion expenditures were approximately $1.1 million, $0.8 million and $0.6 million in 2001, 2000 and 1999, respectively. The Company does not currently incur significant marketing expenses for its products other than golf shafts.

Sales and Distribution

        Within the golf club industry, most companies do not manufacture the three principal components of the golf club—the grip, the shaft and the clubhead—but, rather, source these components from independent suppliers that design and manufacture components to the club manufacturers' specifications. As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and, to a lesser extent, distributors, custom club shops, pro shops and repair shops. Distributors typically resell the Company's products to custom club assemblers, pro and custom club shops, and individuals. The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers. Sales to golf club manufacturers accounted for approximately 85% of net sales for the year ended December 31, 2001.

        Prepreg sales and carbon fiber sales are made primarily to manufacturers of composite products. The Company has utilized its internal sales force in the marketing and sale of these products to its customers in the past, and will continue to utilize its internal sales force for the sales of prepreg in the future.

        International sales represented 12%, 18%, and 21% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively.

Product Design and Development

        Aldila is committed to maintaining its reputation as a leader in innovative shaft design and composite materials technology. The Company believes that the enhancement and expansion of its existing product lines and the development of new products are necessary for the Company's growth and success. However, while the Company believes that it has generally achieved success in the introduction of its graphite golf shafts, no assurance can be given that the Company will be able to continue to design and manufacture products that meet with market acceptance.

        Graphite shaft designs and modifications are frequently the direct result of the combined efforts and expertise of the Company and its customers to develop an exclusive shaft for each customer's clubs. New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new standard shafts as well as generate design ideas for customized shafts. To improve and advance composite technology and shaft process manufacturing, the Company's engineers test new and existing materials, such as boron, kevlar, fiberglass, ceramic, thermoplastic and carbon fiber. The Company's design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers. The Company's research and development efforts recently resulted in the Aldila "One" shaft, which the Company believes to be the first shaft design featuring multiple segments, each with separate design characteristics, and which the Company recently started marketing. Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or that the Company will be able to utilize new composite material technology on a timely or competitive basis, or otherwise respond to emerging market trends.

        The Company has been one of the leaders in developing the market for lower cost large bundle carbon fiber by successfully converting to this fiber type from a more expensive carbon fiber material for the manufacture of its graphite golf shafts. The Company believes that, through its 50% interest in CFT, it can also be effective in providing large bundle carbon fiber to other manufacturing applications outside of golf shafts.

        The Company has applied its carbon fiber technology on a limited basis to other products in recent years, producing hockey sticks as well as graphite tubing and other molded parts on a special order basis.

Manufacturing

        The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to its customers' orders and provide sufficient quantities on a timely basis. The Company today operates three golf shaft manufacturing facilities, one prepreg manufacturing facility (in conjunction with one of its shaft manufacturing facilities) and through its 50% ownership interest in CFT, one carbon fiber manufacturing facility. During its 30 years of operation, the Company has improved its manufacturing processes and believes it has established a reputation as the industry's leading volume manufacturer of high-performance graphite shafts.

        Shaft Manufacturing Process.    The process of manufacturing a graphite shaft has several distinct phases. Different designs of Aldila shafts require variations in both the manufacturing process and the materials used. In traditional shaft designs, treated graphite known as "prepreg" is rolled onto metal rods known as mandrels. The graphite is then baked at high temperatures to harden the material into a golf shaft. At the end of the manufacturing process, the shafts are painted and stylized using a variety of colors, patterns and designs, including logos and other custom identification. Through each phase of this process, the Company performs quality control reviews to ensure continuing high standards of quality and uniformity and to meet exacting customer specifications. The Company's shaft manufacturing facilities are located in Poway, California, Tijuana, Mexico, and Zhuhai, China, with an increasing percentage of its shafts being manufactured outside the United States, in particular in China, in recent years.

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

        Prepreg Manufacturing Process.    In October 1994, the Company initiated the internal production of prepreg in its Poway, California facility. The Company believes that by producing a major portion of its prepreg requirements internally, it may better control the supply of raw material for shafts and may reduce the impact of potential future price increases. The Company now produces substantially all of its prepreg requirements internally. The Company is, however, dependent upon certain domestic prepreg suppliers for types of prepreg that it does not produce and, therefore, the Company expects to continue to purchase some prepreg products from outside suppliers in the future. The Company is now dependent on its own prepreg production operation to support its shaft manufacturing requirements. Although the Company believes that there will continue to be alternative third party suppliers of prepreg, there can be no assurance that unforeseen difficulties which could lead to an interruption in the Company's internal prepreg production will not occur which would result in production delays.

        The Company's prepreg operation is dependent on certain suppliers for carbon fibers, which along with epoxy resins and paper constitute the primary components in prepreg. In 2001, the Company obtained most of its carbon fiber from CFT but also purchased carbon fiber from other carbon fiber manufacturers. The prices paid by the Company for carbon fiber decreased during 2001 due to over capacity in the carbon fiber industry. However, management anticipates that the prices for carbon fiber will increase in the future, although it cannot predict the timing or extent of any future price changes.

        Carbon Fiber Manufacturing Process.    Carbon fiber is produced by processing acrylic fiber through a series of stretching, stabilizing and carbonizing sequences converting it into essentially a pure carbon chain fiber exhibiting stiffness and strength characteristics similar to steel at significantly less weight. These carbon fibers combined with various resins are then converted to composite structures, which have replaced metals in a number of weight critical aerospace, sporting and industrial applications. Typically, the composite structure will weigh 25 to 50 percent less than the metal structure it has replaced. Carbon fiber composite structures also provide toughness, resistance to corrosion, resistance to fatigue, capacity to dissipate heat and electrical conductivity. Carbon fiber has grown from its inception in the late 1950's into an industry producing approximately 30 million pounds of carbon fiber per year.

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

        The Company completed construction of a 50,000 square foot carbon fiber manufacturing facility in Evanston, Wyoming during the first quarter of 1998. The company sold a 50% interest in this facility to SGL on October 29, 1999. The Company produces large bundle carbon fiber material from acrylic fiber through a series of stretching, stabilizing and carbonizing sequences in this facility. This material is now the primary raw material for the Company's prepreg manufacturing operation to support the manufacture of graphite golf shafts, although the Company still procures certain types of fibers from outside vendors for the manufacture of golf shafts.

        The Company in 1998 and 1999, and CFT in 2000 and 2001 purchased substantially all of its raw acrylic fibers for the carbon fiber operation from two outside vendors, Toho Carbon Fibers, Inc. and Courtaulds Fibres, Ltd. The Company believes these two vendors will be able to provide a reliable source of supply for raw materials at the anticipated operating level of CFT. However, CFT will continue to pursue alternate sources of supply for this material.

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

Competition

        Aldila operates in a highly competitive environment in both the United States and international markets for the sale of its graphite golf club shafts. The Company believes that it competes on the basis of its ability to provide a broad range of high quality, performance graphite shafts; its ability to deliver customized products in large quantities and on a timely basis to its customers; the acceptance of graphite in general, and Aldila shafts in particular, by professional and other golfers, whose preferences are to some extent subjective; and, finally, price. Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries. This has had the effect, and is expected by management to continue to have the effect, of decreasing the selling prices of the Company's shafts. Until recently, the United States market for graphite shafts was dominated by a relatively small number of United States based shaft manufacturers which competed predominantly for the premium shaft business. However, the Company now competes against United States and foreign-based shaft manufacturers for the premium shaft market and competes primarily against the foreign-based shaft manufacturers for the value shaft market. This competition has made it more difficult to retain existing customers, attract new customers and has placed increasing pressure on prices for the Company's premium and value shafts. The Company believes that it is the largest supplier of graphite shafts in the United States, which results from its ability to establish a premium brand image and reputation among golf club companies as a value-added supplier with competitive prices.

        Aldila competes against other shaft manufacturers, both graphite and steel, as well as against golf club companies that produce their own shafts internally, some of which may have greater resources than Aldila. The Company also faces potential competition from those golf club manufacturers that currently purchase golf shaft components from outside suppliers but that may have, develop or acquire the ability to manufacture all or a portion of its graphite shafts internally. Should any of the Company's significant customers decide to meet any of its shaft needs internally, it could have an adverse effect on the Company. The Company expects that in the future it may also compete against companies who manufacture one or more of three principal components of the golf club—the grip, the shaft and the club head and assemble completed golf clubs for delivery to club companies. Should any of the Company's significant customers decide to source their golf clubs in this manner where an Aldila shaft is not included, it could have an adverse effect on the Company.

        The Company also competes for sales of prepreg from its prepreg facility and carbon fiber through its 50% interest in CFT with other producers of prepreg and carbon fibers, many of which have substantially greater research and development, managerial and financial resources than the Company. Some producers have been producing prepreg and carbon fiber for substantially longer periods of time than the Company has, and represent significant competition to the Company. In addition, the Company's ability to compete in the sale of prepreg and carbon fiber is dependent to some extent on the Company's ability to cause manufacturers and consumers of carbon fiber-based products to utilize large bundle carbon fiber, which is the sole type of carbon fiber manufactured by CFT and the principal type used in Aldila's graphite prepreg, rather than the small bundle, aerospace grade carbon fiber, that predominated in the industry until a few years ago.

Intellectual Property

        Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products. The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company's products and intends to continue to protect them to the fullest extent practicable. As of December 31, 2001 the Company had approximately 46 United States and foreign registered trademarks.

Employees

        As of December 31, 2001, Aldila employed 1,107 persons on a full-time basis, including eight in sales and marketing, 19 in research and development and engineering and 1,031 in production. The balance is administrative and support staff. The number of full-time employees includes 350 persons who are employed in the Company's Mexico facility and 517 who are employed in the Company's China facility. Because of seasonal demands, the Company hires a significant number of temporary employees. As of December 31, 2001, the Company also employed an additional 61 temporary employees on a full-time basis. Aldila considers its employee relations to be good.

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

Backlog

        As of December 31, 2001, the Company had a sales backlog of approximately $9.1 million compared to approximately $12.1 million as of December 31, 2000. The Company believes that the dollar volume of its current backlog will be shipped over the next three months. Orders can typically be cancelled without penalty up to 30 days prior to shipment. Historically, the Company's backlog generally has been highest in the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

Business Risks

        Customer Concentration.    The Company's sales have been, and very likely will continue to be, concentrated among a small number of customers. In 2001, sales to the Company's top five customers represented approximately 73% of net sales. Aldila's principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts. In 2001, Callaway Golf accounted for 22% of net sales, TaylorMade-adidas Golf accounted for 20% of net sales and Ping accounted for 15% of net sales. The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of specific clubs manufactured by customers, will have on its future business or operating results.

        While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with the industry practice, generally does not have long-term contracts with its customers. In this regard, Callaway Golf, Ping and TaylorMade-adidas Golf, who collectively represent in excess of 57% of the Company's net sales in 2001, each purchased from at least two other graphite shaft suppliers. In the event Callaway Golf, Ping, TaylorMade-adidas Golf or any other significant customer increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer could have a material adverse effect on the Company's business and operating results. In addition, sales by the Company's major customers are likely to vary dramatically from time to time due to fluctuating public demand for golf equipment generally and for their specific products.

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

        Aldila competes against both domestic and foreign shaft manufacturers. Some of the Company's current and potential competitors may have greater resources than Aldila. The Company also faces potential competition from those golf club manufacturers that currently purchase golf shaft components from outside suppliers but that may have, develop or acquire, the ability to manufacture shafts internally.

        As the Company further enters into the manufacture and sale of carbon fiber and prepreg products, it competes with other producers of carbon fibers and prepregs, many of which have substantially greater research and development, managerial and financial resources than the Company and represent significant competition for the Company.

        Potential Cash Flow Shortages.    The Company has cash and cash equivalents totaling $266,000 as of December 31, 2001 and a revolving credit facility from a financial institution, which allows the Company to make advances against eligible accounts receivables and inventory. Management anticipates that these sources of funds when combined with cash flow generated from operations will be sufficient to finance its business operations.

        The Company experienced a decrease in net sales and operating income in 2001 as a result of decreased demand for golf clubs in general. The Company expects net sales for 2002 to be comparable to 2001 and anticipates that it will generate sufficient cash flows from operations to support the Company's requirements in 2002. If the Company is not able to generate the expected cash flows from operations, the Company could be adversely affected.

        Joint Venture Operating Carbon Fiber Facility.    The Company started producing carbon fiber at its Evanston, Wyoming facility in 1998. Since October 1999, this facility has been operated by a joint venture, 50% owned by each of the Company and SGL. As a result of the operation of this facility through the joint venture, the Company is subject to business and financial risks, such as the risks that SGL will be unable to meet its obligations to the joint venture, that there will be operational difficulties resulting from the split ownership, raw material supply problems, changes in demand for carbon fiber based products, or that there will be differences of opinion between the joint venture partners as to future operations leading to an inability to make decisions when required or to the making of decisions not in the best interests of both joint venture partners.

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

        The Company experienced an increase in carbon fiber prices in 1996 and 1997 due to the growth experienced in the use of carbon fiber coupled with relatively little excess capacity. The prices paid by the Company for carbon fiber leveled in 1998 and decreased during 1999, 2000 and 2001, due to the current state of excess-capacity in the carbon fiber manufacturing industry. Management is not able to predict the timing or extent of any future price changes for carbon fiber; however, the Company could be negatively impacted if future increases in carbon fiber prices have a negative impact on the Company's gross margins.

        The Company also has relationships with other outside vendors for its additional carbon fiber needs through 2001 and beyond. Depending on market conditions prevailing at the time and extent to which production at CFT meets expectations, the Company may face difficulties in obtaining adequate supplies of carbon fiber from external sources to provide for any carbon fiber needs not met internally. If it appears that CFT is not likely to satisfy a significant portion of the Company's needs or if it appears that there will not be adequate availability in the market, the Company may not have made arrangements in advance for the purchase of material amounts of carbon fiber from alternative sources.

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

        Reliance on Carbon Fiber Manufacturing Facility.    During the period in which the Company or the joint venture has operated the Evanston, Wyoming facility, the market for carbon fiber products has been soft, which has limited the Company's ability to take full advantage of the opportunity offered by the vertical integration of its carbon fiber raw material usage in graphite golf shafts. In the current carbon fiber market there may not be a market at attractive prices for any carbon fiber produced in excess of the needs of the Company and its venture partner. If the facility does not produce high quality fiber at the anticipated volumes, either because of production shortfalls or limited demand for the facility's carbon fiber, the per pound cost of the fiber produced will likely be higher due to the substantial fixed costs involved in operating a carbon fiber production facility. In addition, if the facility is not capable of producing carbon fiber at sufficient volumes to satisfy the demands of both venture partners, the Company would be required to purchase additional fiber from third party suppliers, which is likely to be at higher costs to the Company than fiber acquired from the joint venture.

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

        Although the Company believes that it has generally achieved success in the introduction of its graphite golf shafts, no assurance can be given that the Company will be able to continue to design and manufacture products that meet with market acceptance, either on the part of club manufacturers or golfers. In particular, the Company cannot provide any assurance that its new shaft introduction, the "One" shaft, will achieve commercial success. The design of new graphite golf shafts is also influenced by rules and interpretations of the United States Golf Association ("USGA"). There can be no assurance that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company's products.

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

Item 2. Properties

        The Company's principal executive offices are located in a 33,000 square foot leased facility in Poway, California (in the San Diego metropolitan area). The Company's golf shafts are manufactured at three separate facilities, one located in Poway, California, one located in Tijuana, Mexico and one in the Zhuhai economic development zone of the People's Republic of China. The Company leases a 73,000 square foot facility in Poway, California for shaft manufacturing operations and graphite prepreg production. The Mexico facility is also leased and comprises approximately 31,000 square feet. The China facility is also leased and comprises approximately 88,000 square feet. The Company also may lease warehousing space in Mexico and China when needed. Currently, the Company leases warehousing space in Mexico and China. In addition, the Company's 50% joint venture, CFT, owns 14 acres of land in Evanston, Wyoming on which it operates a 50,000 square foot carbon fiber manufacturing plant.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK PERFORMANCE

	2001		2000
	High	Low	High	Low
First Quarter	$2.00	$1.22	$2.13	$1.38
Second Quarter	$1.75	$1.40	$1.94	$1.56
Third Quarter	$1.83	$1.16	$2.56	$1.63
Fourth Quarter	$1.27	$1.00	$2.38	$1.19

        On March 22, 2002, the closing common stock price was $.85, and there were approximately 400 common stockholders of record. The company believes a significant number of beneficial owners also own Aldila stock in "street name."

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

ALDILA, INC.
SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

	2001	2000	1999	1998	1997
Operating Results (Year ended December 31):
Net sales	$39,561	$55,859	$45,091	$62,487	$55,636
Cost of sales	33,304	42,257	37,241	44,689	38,742

Gross profit	6,257	13,602	7,850	17,798	16,894

Selling, general and administrative	6,851	7,483	7,179	9,005	10,255
Impairment of goodwill	41,932	—	—	—	—
Impairment of trademarks & patents	12,963	—	—	—	—
Amortization of goodwill	1,410	1,428	1,428	1,427	1,428
Plant consolidation	593	(566)	900	1,200	1,500

Operating income (loss)	(57,492)	5,257	(1,657)	6,166	3,711

Interest expense	375	900	1,315	1,285	1,040
Other (income), net	65	(570)	(379)	(218)	(418)
Equity in earnings of joint venture	(231)	(220)	(12)	—	—

Income (loss) before income taxes	(57,701)	5,147	(2,581)	5,099	3,089
Provision (benefit) for income taxes	(6,282)	1,930	(476)	2,300	1,550

Net income (loss)	$(51,419)	$3,217	$(2,105)	$2,799	$1,539

Net income (loss) per common share-basic:	$(3.37)	$0.21	$(0.14)	$0.18	$0.10

Net income (loss) per common share, assuming dilution:	$(3.37)	$0.21	$(0.14)	$0.18	$0.10

Selected Operating Results
As a Percentage of Net Sales:
Gross profit	15.8%	24.4%	17.4%	28.5%	30.4%
Selling, general and administrative	17.3%	13.4%	15.9%	14.4%	18.4%
Operating income (loss)	(145.3)%	9.4%	(3.7)%	9.9%	6.7%
Net income (loss)	(130.0)%	5.8%	(4.7)%	4.5%	2.8%
Financial Position (at December 31):
Working capital	$13,851	$13,387	$15,356	$15,731	$16,775
Total assets	34,886	105,018	108,889	117,034	113,128
Long-term debt, including current portion	—	8,000	16,000	20,000	20,000
Total stockholders' equity	29,197	81,366	78,149	80,254	77,283

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview—Business Conditions

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

        Until recently, graphite shafts were principally offered by manufacturers of higher priced, premium golf clubs, and the Company's sales have been predominantly of premium graphite shafts. However, in recent years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market. The Company now competes aggressively with both United States and foreign-based shaft manufacturers for premium graphite shafts and also against primarily foreign-based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment. While the Company's market share in the value segment is not as great as the premium segment, the Company has advanced rapidly in securing new customers in this segment in recent years. Generally, value shafts have significantly lower selling prices than premium shafts and as a result contribute less to gross profit.

        The Company's sales have tended to be concentrated among a limited number of major club companies, thus making the Company's results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company's shafts to their customers. In 2001, net sales to Callaway Golf, TaylorMade-adidas Golf and Ping represented 22%, 20% and 15% of the Company's net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2002. Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.

        Golf club companies regularly introduce new clubs, frequently containing innovations in design. Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies. While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular "hot" club or that sales of a "hot" club that does not include the Company's shafts will not have a negative impact on the sales of those clubs that do. The Company's sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more "hot" clubs, which then tail off in subsequent periods when no other club offers a high level of new sales to replace the lost sales.

        In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California. Most of its production of prepreg is used internally by the Company, with the remainder sold to other composite materials manufacturers. The Company does not expect third party sales of prepreg to have a significant financial impact on the Company for at least the next several years. In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber. During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts. During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products. On October 29, 1999, SGL Carbon Fibers and Composite, Inc. ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation. The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners. The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC ("CFT"), for the purchase of carbon fiber at cost plus an agreed upon mark-up. The Company and SGL are each responsible to bear 50% of the fixed costs to operate the facility as a term of this supply agreement. Profits and losses of CFT are shared equally by the partners. The Company anticipates that the carbon fiber from this facility will primarily be consumed by the joint venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties. The Company continues to use its share of the output of this facility to satisfy a significant portion of its internal demand for carbon fiber.

        If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture partners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company's golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes. If demand is lower than production capacity, CFT also runs the risk of building up excess inventory. Given the relatively low costs at the present time in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company's gross margins or its ability to maintain competitive prices for its products. Although third party sales of carbon fiber could help justify high production levels and thus help control unit production costs, the weakness of the carbon fiber market and the overall excess capacity in the industry means that third party sales at CFT are not likely to be significant at least until the overall market improves significantly. The Company does not expect third party sales at CFT or the sale of prepreg to have a significant effect on either its sales or profitability for several years.

        During the 1990's, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company's golf shafts and adversely affecting its gross profit margins and level of profitability. The Company's response has been to reduce its cost structure, principally by producing its own prepreg and by shifting the largest portion of its shaft production to its offshore facilities, while maintaining high quality and superior customer service. The cost saving benefits of its efforts to vertically integrate its operations, particularly through carbon fiber manufacturing, have been limited somewhat due to historically low market prices for golf shaft raw materials in recent years, which, in some cases, have made carbon fiber available in the market at attractive prices when compared to the Company's cost to purchase it from CFT. Although the Company's gross margins and profitability have continued to be adversely affected through this period despite its efforts, management believes that these efforts have been successful to date and is allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers. The Company continues to look for opportunities to cut costs and to increase its market share.

        The pressure on selling prices of both premium and value shafts under current market conditions, and the increased percentage of overall sales represented by value shafts has resulted in a reduction of approximately 57% in the average selling price of the Company's shafts over the last seven years, although in some cases average selling prices may increase slightly from period to period depending on the mix of products sold. In addition, the percentage of overall golf clubs sold with graphite shafts appears to have leveled off after several decades of significant growth and most major club companies continue to seek multiple sources of supply for their shafts and, thus, are unwilling to commit to one principal graphite shaft supplier. These trends are not likely to reverse themselves under current market conditions. As a result, management does not anticipate meaningful overall improvement in the financial performance of the Company's golf shaft operations for the foreseeable future.    As a result of an overall slump in golf equipment sales in 2001 as compared to 2000, the Company, as is the case with other golf equipment companies, experienced a very disappointing year in 2001. There will continue to be fluctuations in performance on a periodic basis, driven principally by the success of its key customers in selling clubs to consumers, but as selling prices continue to decrease, with increasing pressure on the Company's margins, increases in unit sales in the future, even to levels comparable to those achieved in 2000, are not likely to generate operating cash flows and net income at the levels achieved in 2000 or in other, similarly successful historical years.

        Based on the results of 2001 and the general trends and conditions of the golf industry over the last several years, the Company addressed the issue of impairment of its long-lived assets, specifically, goodwill, trademarks and patents. In accordance with the Company's policy, management assessed the recoverability of goodwill using undiscounted cash flow projections based on the remaining amortization period of goodwill and trademarks of thirty-one years. The Company believes that the future projections represent management's best estimate of future undiscounted cash flows. Based on these projections, the Company concluded that impairment existed. In determining the amount of the impairment charge, the Company utilized an independent valuation, which resulted in a write-off of all the goodwill and intangible assets of approximately $54.9 million.

        The Company is responding to the current prospects in its core golf shaft business in a variety of ways. First, the Company has recently introduced its new and innovative "One" shaft, which management intends to use to capture a portion of the market for premium branded custom shafts, which tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers. The Company cannot now predict the success of this new shaft in the market, although it anticipates that if it achieves significant market acceptance, the financial benefits are not anticipated to be material until 2003. Second, the Company continues to look for opportunities to sell its prepreg to other composite materials manufacturers and to manufacture other composite materials products, such as hockey sticks. Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas are limited and that sales of prepreg and of other composite materials products will not be material to its results of operations for at least several years. Third, management has concluded that its ownership interest in the joint venture that operates its carbon fiber plant does not offer significant value to the Company and is seeking to sell its interest, either to its joint venture partner, SGL, or, with SGL's consent, to a third party, so that the capital currently committed to the joint venture could be redeployed more usefully for the Company and its stockholders. Finally, the Company continues to be receptive to other acquisition opportunities, in areas related to its core business and otherwise, in an effort to add the potential for meaningful growth in its overall profitability, although the Company is not actively seeking such opportunities at the present time. Although management anticipates that operating cash flow levels are likely to be measurably lower for at least the next several years than was typical until a few years ago, given the absence of debt currently on the Company's balance sheet, the Company should be able to generate cash from operations in excess of its needs during this period. This excess operating cash could be used for research and development or marketing activities related to its current core business or to support expansion of its current businesses either internally or through acquisitions. At present, the Company is unable to provide any assurances that it will identify and be able to negotiate a sale of its interest in the joint venture or that it will be able to successfully complete any potential acquisitions.

Results of Operations

        The following table sets forth operating results expressed as a percentage of net sales for the years indicated:

	Year Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.2	75.6	82.6

Gross profit	15.8	24.4	17.4

Selling, general and administrative	17.3	13.4	15.9
Impairment of Goodwill	106.0	0.0	0.0
Impairment of Trademarks & Patents	32.8	0.0	0.0
Amortization of goodwill	3.5	2.6	3.2
Plant consolidation	1.5	(1.0)	2.0

Operating income (loss)	(145.3)	9.4	(3.7)

Other:
Interest expense	1.0	1.6	2.9
Other (income), net	(0.4)	(1.4)	(0.9)

Income (loss) before income taxes	(145.9)	9.2	(5.7)
Provision (benefit) for income taxes	(15.9)	3.4	(1.0)

Net income (loss)	(130.0)%	5.8%	(4.7)%

  2001 Compared to 2000

        Net Sales.    Net sales decreased $16.3 million, or 29.2%, to $39.6 million for 2001 from $55.9 million for the prior year. The decrease in net sales was attributable to a decrease both in shaft unit sales and, to a lesser extent, in selling prices. Shaft unit sales decreased 30.1% in 2001 as compared to 2000 which was a result of lower demand for both premium and value shafts, and the average selling price of shafts sold in 2001 decreased 1.6%.

        Gross Profit.    Gross profit decreased $7.3 million, or 54.0%, to $6.3 million in 2001 from $13.6 million in 2000, principally as a result of the decrease in net sales. The Company's gross profit margin decreased to 15.8% in 2001 from 24.4% in 2000, which was primarily attributed to a higher fixed cost per unit for shafts shipped in 2001 based on lower production volumes. In addition, the Company's gross profit was negatively affected by the increase in inventory related reserves of approximately $731,000 and approximately $485,000 related to start-up costs and production inefficiencies resulting from the transfer of additional premium shaft volume to China, which decreased gross margin by approximately 3.1%

        Operating Income/(Loss).    Operating income decreased $62.7 million to a loss of $57.5 million in 2001 from $5.3 million operating income in 2000. The majority of the decrease was attributed to the impairment of goodwill, trademarks and patents. The Company wrote-off the remaining balance of its goodwill, trademarks and patents in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See—"Notes to Consolidated Financial Statements", Note 5. The total amount of impairment charges recorded in 2001 was approximately $54.9 million.

        Selling, general and administrative ("SG&A") expense decreased approximately $632,000, which was attributable to lower incentive charges of approximately $1.6 million in 2001, which was partially offset by increased advertising and promotion expenses. SG&A in 2000 benefited from a reduction in an environmental reserve of $400,000.

        The Company recorded plant consolidation charges in 2001 of approximately $593,000 related to the closure of two shaft manufacturing facilities in Mexico. The Company has three shaft manufacturing facilities remaining and does not anticipate recording plant closure expenses in the near future. In 2000, the Company reflected a recovery of previously recorded plant consolidation charges in 2000 of approximately $566,000 primarily in connection with the consolidation of its domestic golf shaft manufacturing operations in California. See—"Notes to Consolidated Financial Statements", Note 10.

        Other Expense/(Income).    Interest expense decreased approximately $525,000 to $375,000 in 2001 as compared to $900,000 in 2000. The decrease is primarily attributed to the scheduled payments on the Company's long-term debt through 2001, which resulted in a lower debt balance for the year. The Company had a weighted average debt outstanding of $4.0 million in 2001 compared to a weighted average debt outstanding of $12.0 million in 2000. The Company made its final debt principal payment of $4.0 million on September 30, 2001. The weighted average interest rate on borrowings was 6.13% in 2001 and 2000. Other, net decreased by approximately $635,000 to $65,000 in 2001, from ($570,000) in 2000. The decrease is primarily attributed to a decrease in interest income of approximately $408,000 and an increase in other expense items of approximately $227,000.

        Income Taxes.    The Company recorded a benefit for income taxes in the amount of $6.3 million in 2001. The Company's effective tax rate was 10.9% in 2001. The effective rate was reduced in 2001, as the Company's goodwill amortization and impairment charge are non-deductible for income tax purposes. Included in the $6.3 million benefit recorded in 2001 was the reduction of deferred tax liabilities of approximately $5.5 million related to the deferred tax liability associated with the Company's trademarks that were written off as noted above.

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

        Operating Income/(Loss).    Operating income increased $6.9 million, or 417.3%, to $5.3 million in 2000 from a $1.7 million operating loss in 1999 and increased as a percentage of net sales to 9.4% in 2000 compared to a loss of 3.7% in 1999. Selling, general and administrative expense increased $300,000 from 1999 primarily as a result of higher incentive charges, which were partially offset by a reduction in other expenditures and adjustments. Selling, general and administrative expenses decreased as a percentage of net sales to 13.4% in 2000 as compared to 15.9% in 1999 primarily as a result of increased net sales in 2000 as compared to 1999.

        The Company has reflected recovery of previously recorded plant consolidation charges in 2000 of $566,000 and plant consolidation charges in 1999 of $900,000 primarily in connection with the consolidation of its domestic golf shaft manufacturing operations in Rancho Bernardo, California into its facility in Poway, California. See—"Notes to Consolidated Financial Statements", Note 10.

        Other Expense/(Income).    Interest expense decreased $400,000 to $900,000 in 2000 as compared to $1.3 million in 1999. The decrease is primarily attributed to the scheduled payments on the Company's long-term debt. The Company had a weighted average debt outstanding of $12.0 million in 2000 compared to $19.0 million in 1999. The weighted average interest rate on borrowings was 6.13% in 2000 as compared to 6.16% in 1999. Equity in earnings of joint venture increased $200,000 to $200,000 in 2000 compared to zero in 1999. The $200,000 increase was primarily attributed to a full year of operations of the joint venture in 2000 as compared to only two months of operations in 1999.

        Income Taxes.    The Company recorded a provision for income taxes of $1.9 million in 2000 primarily as a result of the Company's pretax income. Included in the provision for 2000 was a tax benefit of $400,000 from a revision of prior years' estimates and a tax benefit of $300,000 attributed to increased activity in foreign operations. The tax benefit items were partially offset by the Company's non-deductible amortization of goodwill. The Company's effective tax rate was 37.5% in 2000 compared to a tax benefit of 18% in 1999. The Company should continue to realize a reduced effective tax rate, as compared to its previous income generating years, to the extent that the statutory income tax rates where it has foreign operations are lower than the statutory income tax rates in the United States.

Liquidity and Capital Resources

        The Company has in place a $12.0 million revolving credit facility from a financial institution, which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company. Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%, with a minimum rate of 7%. Availability for borrowings under the Line of Credit, based on eligible accounts receivable and inventories, was approximately $3.6 million at December 31, 2001. The line of credit renews effective July 9, 2002, unless terminated as of that date. Either party may terminate the line of credit agreement by giving the other party 90 days written notice prior to the renewal date. The Company does not plan to terminate this agreement without having another facility in place and is not aware of any intention by the financial institution to terminate the agreement. There are no termination penalties for early termination during the renewal periods.

        The Company made its final $4.0 million principal payment on its senior notes on September 30, 2001. The senior notes bore interest at 6.13%. Semi-annual principal payments of $4.0 million, plus accrued interest, were made September 30, 1999 through September 30, 2001.

        On October 29, 1999, the Company received approximately $7.0 million from the sale of a 50% interest in its carbon fiber manufacturing operation. These funds have been used to meet the working capital requirements of the Company and the scheduled principal payments due under the senior notes.

        Cash (including cash equivalents) provided by operating activities in 2001 was $688,000, compared to $9.0 in 2000. This decrease resulted principally from a decrease in net income and changes in working capital. Excluding the effects of the impairment charges, income decreased by approximately $5.2 million. Working capital increased approximately $464,000 in 2001, after payment of $8.0 million of debt during the year. The Company used $835,000 for capital expenditures during 2001. Management anticipates capital expenditures to approximate $500,000 for 2002. The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of the CFT operation in Evanston, Wyoming in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT's fixed annual cost. The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability, to meet its obligations at least through 2002.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        The Company's only indebtedness as of December 31, 2000 was related to its fixed rate financing which was zero as of December 31, 2001. The Company has taken advances against the line of credit in 2001 to meet short-term working capital requirements, which are at variable rates, however the Company did not have any borrowings against the line of credit as of December 31, 2000 or 2001. The Company believes that its exposure to market risk relating to interest rate risk is not material. The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Mexican peso and the Chinese renminbi. Based on historical movements of these currencies, the Company does not believe that reasonably possible near-term changes in these currencies will have a material adverse effect on the Company's financial position or results of operations. The Company believes that its business operations are not exposed to market risk relating to commodity price risk or equity price risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required as to this Item is incorporated by reference from the section headed "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders for the year ended December 31, 2001, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report ("2002 Proxy Statement").

Item 11. Executive Compensation

        The information required as to this Item is incorporated herein by reference from the data under the caption "Executive Compensation" in the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required as to this Item is incorporated herein by reference from the data under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        There is no information required to be submitted by the Company under this Item.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Documents included as part of this report:

1.
The consolidated financial statements for the Registrant are included in this report.

      Consolidated Balance Sheets at
              December 31, 2001 and 2000;

      Consolidated Statements of Operations for
              the years ended December 31,
              2001, 2000 and 1999;

      Consolidated Statements of Stockholders' Equity
              for the years ended December 31, 2001,
              2000 and 1999;

      Consolidated Statements of Cash Flows
              for the years ended December 31,
              2001, 2000 and 1999;

      Notes to Consolidated Financial Statements

      Independent Auditors' Report.

  2.
  Schedule IIC Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999.

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

  3.
  See the Index to Exhibits on page 44 of this Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits by an asterisk.

(b)
Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

(c)
Exhibits required by Item 601 of Regulation S-K.

        See item (a)3 above.

(d)
Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3, which include separate financial statements of subsidiaries not consolidated and fifty percent or less owned person.

  Financial statements for Carbon Fiber Technology, LLC for the year ended December 31, 2001, filed as Exhibit 99.1.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$266	$5,603
Marketable securities	—	3,104
Accounts receivable	3,977	7,384
Income taxes receivable	723	—
Inventories	11,472	11,001
Deferred tax assets	2,366	3,302
Prepaid expenses and other current assets	595	607

Total current assets	19,399	31,001
PROPERTY, PLANT AND EQUIPMENT	7,634	9,277
INVESTMENT IN JOINT VENTURE	7,466	7,464
TRADEMARKS AND PATENTS, less accumulated amortization of $0 and $3,940	—	13,398
GOODWILL, less accumulated amortization of $0 and $12,718	—	43,342
OTHER ASSETS	387	536

TOTAL ASSETS	$34,886	$105,018

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,921	$4,405
Accrued expenses	2,627	4,344
Income taxes payable	—	865
Long-term debt, current portion	—	8,000

Total current liabilities	5,548	17,614
LONG-TERM LIABILITIES:
Deferred tax liabilities	67	5,981
Deferred rent	74	57

Total liabilities	5,689	23,652

COMMITMENTS AND CONTINGENCIES (Notes 12, 13 and 14)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 14,843,404 shares in 2001 and 15,462,204 shares in 2000	149	155
Additional paid-in capital	41,883	42,627
Retained earnings (Accumulated deficit)	(12,835)	38,584

Total stockholders' equity	29,197	81,366

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,886	$105,018

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
NET SALES	$39,561	$55,859	$45,091
COST OF SALES	33,304	42,257	37,241

Gross profit	6,257	13,602	7,850

SELLING, GENERAL AND ADMINISTRATIVE	6,851	7,483	7,179
IMPAIRMENT OF GOODWILL	41,932	—	—
IMPAIRMENT OF TRADEMARKS & PATENTS	12,963	—	—
AMORTIZATION OF GOODWILL	1,410	1,428	1,428
PLANT CONSOLIDATION	593	(566)	900

Operating income (loss)	(57,492)	5,257	(1,657)

OTHER EXPENSE (INCOME):
Interest expense	375	900	1,315
Other, net	65	(570)	(379)
Equity in earnings of joint venture	(231)	(220)	(12)

INCOME (LOSS) BEFORE INCOME TAXES	(57,701)	5,147	(2,581)
PROVISION (BENEFIT) FOR INCOME TAXES	(6,282)	1,930	(476)

NET INCOME (LOSS)	$(51,419)	$3,217	$(2,105)

NET INCOME (LOSS) PER COMMON SHARE-BASIC	$(3.37)	$0.21	$(0.14)

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION	$(3.37)	$0.21	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,269	15,462	15,462

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	15,269	15,604	15,462

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(51,419)	$3,217	$(2,105)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,840	4,066	6,015
Gain on joint venture transaction	—	—	(334)
Loss on disposal of fixed assets	363	56	13
Impairment of goodwill	41,932	—	—
Impairment of trademarks & patents	12,963	—	—
Undistributed income of joint venture, net	(192)	(283)	—
Changes in assets and liabilities:
Accounts receivable	3,407	(1,867)	(1,336)
Inventories	(471)	1,325	4,422
Deferred tax assets	936	708	1,116
Prepaid expenses and other assets	15	177	136
Accounts payable	(1,484)	1,147	(7)
Accrued expenses	(1,717)	(589)	(128)
Income taxes payable/receivable	(1,588)	1,751	(1,398)
Deferred tax liabilities	(5,914)	(357)	(805)
Deferred rent	17	(341)	(119)

Net cash provided by operating activities	688	9,010	5,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(835)	(893)	(1,042)
Proceeds from sales of property, plant and equipment	266	—	—
Proceeds from sales in joint venture transaction	—	—	6,972
Purchase of marketable securities	—	(3,104)	(4,513)
Proceeds from sales of marketable securities	3,104	4,513	—
Investment in joint venture	—	—	(500)
Distribution from joint venture	190	—	—
Other	—	—	(12)

Net cash provided by investing activities	2,725	516	905

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(8,000)	(8,000)	(4,000)
Repurchases of common stock	(750)	—	—
Other, net	—	—	(270)

Net cash (used for) financing activities	(8,750)	(8,000)	(4,270)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,337)	1,526	2,105
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,603	4,077	1,972

CASH AND CASH EQUIVALENTS, END OF YEAR	$266	$5,603	$4,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net assets contributed to joint venture	—	—	$13,276
Cash paid during the year for:
Interest	$408	$902	$1,288
Income taxes	$618	$974	$497

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount			Total
Balance at January 1, 1999	15,462	$155	$42,627	$37,472	$80,254
Net loss				(2,105)	(2,105)

Balance at December 31, 1999	15,462	155	42,627	35,367	78,149
Net income				3,217	3,217

Balance at December 31, 2000	15,462	155	42,627	38,584	81,366
Repurchases of common stock	(619)	(6)	(744)		(750)
Net loss				(51,419)	(51,419)

Balance at December 31, 2001	14,843	$149	$41,883	$(12,835)	$29,197

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Company—Aldila, Inc. (a Delaware Corporation) (The "Company") designs, manufacturers and markets graphite golf club shafts for sale principally in the United States.

        Principles of Consolidation—The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Aldila Materials Technology Corporation ("AMTC"), Aldila Golf, and Aldila Golf's subsidiaries, Aldila de Mexico, Aldila Graphite Products (Zhuhai) Company Ltd. and Aldila Foreign Sales Corporation. All intercompany transactions and balances have been eliminated in consolidation. The Company accounts for its joint venture investment in Carbon Fiber Technology ("CFT") under the equity method of accounting.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingencies affected by such estimates and assumptions. Actual results could differ from estimates.

        Revenue Recognition—The Company recognizes revenues as of the date merchandise is shipped to its customers and title is transferred to the customer in the period the sale is reported.

        Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has not historically experienced losses on such investments.

        Marketable Securities—Management determines the appropriate classification of marketable debt and equity securities at the time of purchase. The Company did not have any marketable securities at December 31, 2001. At December 31, 2000, the Company's portfolio consisted of high-grade commercial paper. The securities were classified as held-to-maturity and were carried at amortized cost, which approximates fair value. The average maturity period was approximately 270 days.

        Fair Value of Financial Instruments—The fair value of short-term marketable securities, trade accounts receivable and payable and certain accrued expenses, approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The fair value of investments is determined using quoted market prices for those securities.

        Accounts Receivable—The Company sells graphite golf club shafts primarily to golf club manufacturers on credit terms. Historically, credit losses have been minimal in relation to the credit extended.

        Inventories—Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value.

        Property and Equipment—Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred. The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, as follows:

Years
Machinery and equipment	5-10
Office furniture and equipment	3-10

        Leasehold improvements are amortized over the shorter of the asset life or the remaining term of the related lease.

        Trademarks and Patents—Trademarks and patents were amortized on a straight-line basis over 40 years and 17 years, respectively. Amortization expense was $435,000 in each of 2001, 2000 and 1999. See "Evaluation of Long-Lived Assets".

        Goodwill—Goodwill represents the excess of cost over fair value of net assets acquired and was amortized over 40 years on a straight-line basis. See "Evaluation of Long-Lived Assets".

        Evaluation of Long-lived Assets—Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that impairment losses be recognized when the carrying value of an asset may not be recoverable. The Company's policy is to evaluate, at each balance sheet date, the appropriateness of the carrying values of long-lived assets on the basis of estimated undiscounted future cash flows and other factors. If such evaluation were to indicate a material impairment of these intangible assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value. In 2001, the Company recorded an impairment charge of $54.9 million related to goodwill, trademarks and patents. See Note 5.

        Deferred Financing Costs—Costs associated with the issuance of debt are amortized over the life of the related debt using the straight-line method. Such amortization is included in interest expense.

        Net Income Per Common Share—Net income (loss) per common share—basic is calculated based upon the weighted average number of shares outstanding during the year, while diluted EPS also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants and contingently issuable shares. Net income per common share assuming dilution includes 142,000 dilutive equivalent shares from outstanding stock options for 2000, which are not included in the calculation of net income per common share—basic. Options to purchase 3,114,284 and 3,159,268 shares of common stock as of December 31, 2001 and December 31, 1999, respectively, at prices ranging from $1.38 to $16.38 per share were not included in the computation of diluted EPS because the effect of such options would be anti-dilutive. Such options expire at various dates through December of 2010.

        Income Taxes—Income taxes are provided utilizing the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts more likely than not to be realized.

        Accounting for Stock Based Compensation—SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        Recently Issued Accounting Pronouncements—In June of 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires all derivatives to be recorded on the balance sheet at fair value and established accounting standards for hedging activities. In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 by deferring its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain accounting and reporting standards of SFAS No. 133. The adoption of SFAS No. 133 as of January 1, 2001 did not have a material effect on the Company's financial statements.

        In June 2001 the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and intangible assets with indefinite useful lives that existed at June 30, 2001, and any new goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. The Company is required to adopt SFAS No. 142 on January 1, 2002. SFAS No. 142 also establishes a new method of testing goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

        In August 2001 the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model, based on the framework of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," for long-lived assets to be disposed by sale, whether previously held and used or newly acquired. In addition, SFAS No. 144 resolved significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 142 & 144 will not have a material effect on the Company's financial statements as its goodwill, trademarks and patents were written off in accordance with SFAS No. 121. See Note 5.

        Reclassifications—Certain reclassifications have been made to prior years' financial statements to conform to current year classifications.

2. ACCOUNTS RECEIVABLE

        Accounts receivable at December 31 consist of the following (in thousands):

	2001	2000
Trade accounts receivable	$4,128	$7,594
Less: allowance for doubtful accounts	(151)	(210)

Accounts receivable	$3,977	$7,384

3. INVENTORIES

        Inventories at December 31, net of reserves of $3,261,000 and $2,530,000, in 2001 and 2000, respectively, consist of the following (in thousands):

	2001	2000
Raw materials	$4,100	$4,916
Work-in-process	3,757	3,433
Finished goods	3,615	2,652

Inventories	$11,472	$11,001

4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31 consist of the following (in thousands):

	2001	2000
Machinery and equipment	$14,257	$16,150
Office furniture and equipment	1,813	1,910
Leasehold improvements	8,055	7,671
Property and equipment not yet in service	46	93

	24,171	25,824
Less: accumulated depreciation and amortization	(16,537)	(16,547)

Property, plant and equipment	$7,634	$9,277

        Depreciation and amortization expense was $1,849,000, $2,060,000 and $4,070,000 in 2001, 2000 and 1999, respectively.

5. GOODWILL, TRADEMARKS AND PATENTS

        During the fourth quarter of fiscal year 2001, the Company identified certain conditions including a continued decrease in average selling prices, declining margins, an increase in foreign competition and continued volatility in the golf industry as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less favorable than had been previously anticipated. In accordance with the Company's policy and SFAS No. 121, management assessed the recoverability of goodwill and other intangible assets using undiscounted cash flow projections based on the remaining amortization period of goodwill and trademarks of thirty-one years. These projections represent the Company's best estimate as of December 31, 2001 of the future undiscounted cash flows using the methodology described above. Based on these projections, the Company concluded that impairment existed. In determining the amount of the impairment charge, the Company utilized an independent valuation, which resulted in a write-off of all goodwill and intangible assets of approximately $54.9 million.

6. INVESTMENT IN JOINT VENTURE

        The Company and SGL each own 50% of CFT in a joint venture to produce carbon fiber. CFT, which was previously a wholly owned subsidiary of AMTC was formed on October 29, 1999. AMTC contributed net assets with a book value of approximately $13,276,000. SGL purchased a 50% interest in AMTC's carbon fiber manufacturing operations for approximately $6,972,000 in cash, which resulted in a gain of approximately $334,000. Based on the member's respective ownership interest in the joint venture, profits and losses are allocated equally to each member. The Amended and Restated Limited Liability Company Agreement provides that CFT is to continue until December 31, 2099 unless it is dissolved earlier, its affairs are wound up and final liquidating distributions are made pursuant to the Amended and Restated Limited Liability Company Agreement. The Company's equity in earnings from the joint venture for the year ended December 31, 2001, 2000 and 1999 was approximately $231,000, $220,000 and $12,000, respectively. The Company's investment includes the unamortized excess of the Company's investment over its equity in the joint venture net assets. The excess was approximately $124,000 at December 31, 2001 and is being amortized on a straight-line basis over an initial estimated economic useful life of approximately 101 months.

7. ACCRUED EXPENSES

        Accrued expenses at December 31 consist of the following (in thousands):

	2001	2000
Payroll and employee benefits	$958	$2,518
Transfer pricing reserve	677	677
Warranty reserve	485	691
Marketing and promotional expense	207	136
Duty reserve	126	10
Legal and professional fees	58	76
Interest payable	3	126
Other	113	110

Accrued expenses	$2,627	$4,344

8. LONG-TERM DEBT

        Senior Notes—The Company placed $20.0 million in principal amount of senior notes with an institutional investor on November 30, 1993. The notes bore interest at 6.13%, payable semi-annually on March 31 and September 30. The final semi-annual principal payments of $4.0 million were made on March 31 and September 30, 2001.

        Revolving Credit Agreement—On July 9, 1999, Aldila Golf, a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing. The Agreement has a three-year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company. Advances under the Agreement are made based on eligible accounts receivable and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company subject to a minimum rate of 7%. The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined). As of December 31, 2001 and 2000 there were no outstanding borrowings. The Agreement will terminate on July 9, 2002 and automatically shall be renewed for successive one-year periods. Either party may terminate the Agreement by giving the other party 90 days prior written notice to the renewal date.

9. STOCKHOLDERS' EQUITY

        The Company announced on January 17, 2001 that its board of directors authorized the repurchase of up to 1.0 million shares of the Company's common stock (or up to 6.5% of the 15,462,204 shares then issued and outstanding). The Company repurchased 618,800 shares on the open market, at an approximate cost of $1.21 per share during 2001. The Company announced on January 22, 2002 an increase in the number of shares authorized for purchase in its current share buyback program from 1.0 million to 2.0 million shares of the Company's common stock.

10. PLANT CONSOLIDATION

        In November of 1997, the Company announced its plans to consolidate its United States graphite golf shaft manufacturing facilities by integrating its operations in Rancho Bernardo, California with its operations in Poway, California

        In the fourth quarter ended December 31, 1999, the Company recorded an additional plant consolidation charge in the amount of $900,000 (after tax $540,000 or $.03 per share) for the remaining estimated loss ($650,000) on the Rancho Bernardo Facility and an estimated plant charge ($250,000) associated with the shut down of the Plant 1 manufacturing operation in China. The cumulative charges for the Rancho Bernardo facility for years 1997-1999 were approximately $3.3 million (after tax $2.0 million). The charge associated with the China facility reflects approximately $200,000 of non-cash write-downs and $50,000 for other associated costs.

        In the first quarter ended March 31, 2000, the Company completed a Lease Termination Agreement ("Termination Agreement") with the landlord of the Rancho Bernardo manufacturing facility. The Termination Agreement allowed the Company to buy itself out of the remaining years of the lease for a sum of $900,000. The Termination Agreement was finalized and the payment was made on February 18, 2000. As such, the Company reversed approximately $566,000 of previously accrued plant consolidation charges.

        The Company was informed in April 2001 by one of its major customers that they would like to have the majority of their shafts manufactured in China. Based on this request, and the Company's general strategy of shifting the manufacture of premium product lines from North America and Mexico to China, the Company decided to shut down two of its manufacturing facilities in Mexico, leaving the Company with one remaining facility in Mexico. As a result of this decision, the Company laid off 323 employees and disposed of excess equipment from the two facilities. The Company recorded a plant consolidation charge in the amount of $593,000 during 2001. The charge was comprised of approximately $305,000 in severance and related benefits, $159,000 in write-downs of excess equipment and $129,000 in other related costs. There is nothing left to be paid as of December 31, 2001 related to the Mexico plant consolidation.

11. INCOME TAXES

        The components of the provision (benefit) for income taxes are as follows (in thousands):

	2001	2000	1999
Current:
Federal	$(1,370)	$1,056	$(751)
State	(194)	267	(37)
Foreign	260	256	—

Total	(1,304)	1,579	(788)

Deferred:
Federal	(3,889)	266	284
State	(1,089)	85	28

Total	(4,978)	351	312

Provision (benefit) for income taxes	$(6,282)	$1,930	$(476)

        Net deferred income taxes included in current assets in the balance sheet at December 31, consist of the tax effects of temporary differences related to the following (in thousands):

	2001	2000
Inventories	$2,028	$1,475
Accrued expenses	431	1,298
Allowance for doubtful accounts	65	90
Deferred expenses	47	270
State income taxes	(205)	169

Deferred tax assets — current	$2,366	$3,302

        Net deferred income taxes included in long-term liabilities in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):

	2001	2000
Trademarks and patents	$—	$5,855
Property and equipment	(349)	(158)
Other	282	284

Deferred tax liabilities — long term	$67	$5,981

        Differences between the statutory federal income tax rate and the effective tax rate as a percentage of income taxes are summarized below.

	2001	2000	1999
Statutory rate	(34.0)%	34.0%	(34.0)%
State income taxes, net of Federal tax benefit	(1.5)	4.6	(0.3)
Goodwill Impairment	24.7	—	—
Non-deductible amortization	0.8	9.4	19.1
Revision of prior years' tax estimates	—	(7.3)	—
Foreign earnings taxed at different rates	0.5	(2.9)	—
Other items	(1.4)	(0.3)	(3.2)

Effective rate	(10.9)%	37.5%	(18.4)%

        The Company has adopted the position under APB 23 that earnings of its foreign subsidiaries will be permanently reinvested outside of the United States. As such, United States deferred taxes have not been provided for on these earnings.

12. STOCK OPTION PLAN

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

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock option plan. Had compensation cost for the Company's stock option awards been determined based upon the fair value at the grant date for awards from 1995 through 2001 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
Net income (loss) — pro forma (in thousands)	$(51,929)	$2,352	$(3,248)
Net income (loss) per share, basic and assuming dilution — pro forma	$(3.40)	$0.15	$(0.21)

        The pro forma effect on net income (loss) is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The weighted average fair value of options granted under the Company's stock option plans during 2001, 2000 and 1999 was estimated at $0.75, $0.85 and $0.74, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, volatility of 49% in 2001, 47% in 2000 and 43% in 1999, risk free rate of return of 5.0% in 2001, 6.7% in 2000 and 5.9% in 1999 and expected lives of five years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. A summary of the Company's fixed stock option plans as of December 31, 2001, 2000 and 1999 and activity during the years then ended is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	3,106,640	$4.09	3,029,659	$5.74	2,142,159	$5.81
Granted	678,814	$1.54	403,814	$1.71	957,500	$1.62
Exercised	—	—	—	—
Terminated	(697,484)	$4.85	(326,833)	$4.83	(70,000)	$5.46

Outstanding at December 31	3,087,970	$3.36	3,106,640	$4.09	3,029,659	$5.74

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

		Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Yrs.)
Range of Exercise Prices	Number Outstanding at December 31, 2001		Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$1.38-$2.36	1,747,714	8.3	$1.61	659,729	$1.64
$4.44-$7.06	1,287,756	5.0	$5.35	1,287,756	$5.35
$12.56-$14.13	52,500	2.4	$13.01	52,500	$13.01

$1.38-$14.13	3,087,970	6.8	$3.36	1,999,985	$4.33

        As of December 31, 2001, 2000 and 1999, 1,999,985, 2,101,164 and 1,530,870 shares were exercisable under the Plans at a weighted average exercise price of $4.33, $5.03 and $5.74 per share, respectively.

        As of December 31, 2001, an aggregate of 1,060,976 shares remain available for grant under the Plans. In addition, during each of 1994 and 1993, options covering 26,314 shares were granted to two directors of the Company apart from the Stock Option Plans. The options were granted at $14.13 and $16.38 per share, respectively. The terms of these options are consistent with those granted under the 1992 Stock Option Plan.

        On March 20, 2000, the Company and Nick Price Group entered into a stock option agreement. The option agreement allows Nick Price to purchase 150,000 shares of Common Stock at a purchase price of $1.63 per share. The shares are not currently registered under the Plans. In return for the shares, the Company is receiving the services of Nick Price at a guaranteed minimum value of $1.50 per share, or a minimum aggregate consideration of $225,000. The Company recognized compensation expense and a liability of approximately $66,000 in 2001 and $103,000 in 2000.

13. EMPLOYEE BENEFIT PLAN

        In July of 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the "Plan") for employees of the Company and its subsidiaries. The Plan became effective on October 1, 1994. This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law.

The Company matches the first 4% of wages contributed by employees at a rate of $0.25 for every $1.00. The Company's matching contributions vest over four years based on years of service. The Company's contributions amounted to approximately $62,000, $48,000 and $53,000 in 2001, 2000 and 1999, respectively.

14. COMMITMENTS AND CONTINGENCIES

        The Company leases building space and certain equipment under operating leases. The Company's leases for office and manufacturing space contain rental escalation clauses and renewal options. Rental expense for the Company was $1,183,000, $1,316,000 and $1,245,000 for 2001, 2000 and 1999, respectively. As of December 31, 2001, future minimum lease payments for all operating leases are as follows (in thousands):

2002	$1,040
2003	836
2004	661
2005	341
2006	145
Thereafter	979

$4,002

15. SEGMENT INFORMATION

        The Company designs and manufacturers graphite shafts for golf club manufacturers. In doing so, the Company also manufactures carbon fiber and prepreg materials, which are utilized in the manufacture of graphite golf shafts. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company considers its business to consist of one reportable operating segment.

        The Company markets its products domestically and internationally, with its principal international market being Europe. The table below contains information about the geographical areas in which the Company operates. Revenues are attributed to countries based on location in which the sale is settled. Long-lived assets are based on the country of domicile. Sales to a major customer represented 22%, 21%, and 12% of net sales in 2001, 2000, and 1999, respectively. Sales to a second customer represented 20%, 15%, and 17% of net sales in 2001, 2000, and 1999, respectively. Sales to a third customer represented 15%, 19% and 10% of net sales in 2001, 2000 and 1999, respectively.

2001	Sales	Long-Lived Assets
(in thousands)
United States	$34,746	$12,520
Scotland	167	—
England	1,792	—
China	648	2,607
Mexico	74	360
Other Foreign Countries	2,134	—

Total	$39,561	$15,487

2000	Sales	Long-Lived Assets
United States	$45,634	$71,140
Scotland	887	—
England	3,529	—
China	2,080	2,772
Mexico	—	105
Other Foreign Countries	3,729	—

Total	$55,859	$74,017

1999	Sales	Long-Lived Assets
United States	$35,470	$74,077
Scotland	4,194	—
England	2,231	—
China	—	3,269
Mexico	—	183
Other Foreign Countries	3,196	—

Total	$45,091	$77,529

16. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

        The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 2001 (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2001:
Net sales	$14,582	$9,812	$6,845	$$8,322
Gross profit (loss)	4,152	2,371	712	(978)
Net income (loss)	988	(464)	(515)	(51,428)
Net income (loss) per common share, assuming dilution	$0.06	$(0.03)	$(0.03)	$(3.38)
2000:
Net sales	$16,713	$17,082	$10,820	$11,244
Gross profit	2,986	5,705	2,643	2,268
Net income	580	1,656	37	944
Net income per common share, assuming dilution	$0.04	$0.10	$0.01	$0.06

17. RELATED PARTY TRANSACTIONS

        During 1999, the Company entered into a joint venture for the production of carbon fiber with SGL (see Note 6). Prior to the joint venture, the Company recognized revenues for the sale of carbon fiber to SGL in the amount of $4,184,000 in 1999. The amount owed to CFT as of December 31, 2001 and 2000 was approximately $206,000 and $403,000, respectively.

ALDILA INC. AND SUBSIDIARIES

SCHEDULE IIC VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2001, 2000 and 1999

Description	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 1999
Allowance for uncollectible accounts	$639,526	$180,000	$(565,912)	$253,614
Year ended December 31, 2000
Allowance for uncollectible accounts	$253,614	$260,000	$(303,979)	$209,635
Year ended December 31, 2001
Allowance for uncollectible accounts	$209,635	$156,000	$(214,360)	$151,275

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Aldila, Inc.:

        We have audited the accompanying consolidated balance sheets of Aldila, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed on page 41. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
February 25, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALDILA, INC.
By:	/s/ PETER R. MATHEWSON Peter R. Mathewson Chairman of the Board, Chief Executive Officer
Signature	Title	Date

/s/ PETER R. MATHEWSON Peter R. Mathewson	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2002
/s/ ROBERT J. CIERZAN Robert J. Cierzan	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	March 22, 2002
/s/ PETER E. BENNETT Peter E. Bennett	Director	March 22, 2002
/s/ MARVIN M. GILES, III Marvin M. Giles, III	Director	March 22, 2002
/s/ LLOYD I MILLER, III Lloyd I. Miller, III	Director	March 22, 2002
/s/ JOHN J. HENRY John J. Henry	Director	March 22, 2002
/s/ CHAPIN NOLEN Chapin Nolen	Director	March 22, 2002
/s/ THOMAS A. BRAND Thomas A. Brand	Director	March 22, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit	Page
2.1	Agreement of Purchase and Sale, dated as of December 14, 1991, by and among Aldila Acquisition Corp., Aldila, Inc. and all of the Shareholders of Aldila, Inc., as amended by the First Amendment dated January 9, 1992 by and among Aldila Acquisition Corp., Aldila, Inc. and all the Shareholders of Aldila, Inc. (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
3.1	Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-70010) and incorporated herein by reference).
3.2	Restated By-Laws of the Company. (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
4.1	Specimen form of Company's Common Stock Certificate. (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
4.2	Note Purchase Agreement dated as of November 1, 1993, with respect to the Company's 6.13% Senior Notes due 2001. (Filed as Exhibit 4.2 to the Company's Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
4.3	—Form of 6.13% Senior Note due 2001. (Filed as Exhibit 4.3 to the Company's Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
*10.1	1992 Stock Option Plan of the Company, as amended. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
*10.2	Form of Stock Option Agreement in connection with Stock Option Plan. (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
*10.3	Executive Bonus Plan of the Company. (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).
10.4	Form of Indemnification Agreement between the Company and its directors and executive officers. (Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
10.5	Business Park Net Lease dated as of May 29, 1987, between the Company and Kaiser Development Company as amended by the First Amendment to Lease dated as of January 12, 1992, between the Company and Bedford Development Company. (Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
10.6	Lease Agreement dated as of October 15, 1990, between the Company and Baja del Mar, S.A. de C.V. (Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 Registration No. 33-61560) and incorporated herein by reference).
10.7	Lease Agreement dated as of August 30, 1993, between the Company and T.M. Cobb Company. (Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 33-70010) and incorporated herein by reference).

10.8	First Amendment to Lease Agreement dated as of August 30, 1993, between the Company and T.M. Cobb Company. (Filed as Exhibit 10.14 to the Company's Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
10.9	Lease Agreement dated as of November 30, 1993, between the Company and T.M. Cobb Company. (Filed as Exhibit 10.15 to the Company's Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
*10.10	Form of Stock Option Agreement, dated October 5, 1993, between Marvin M. Giles, III and the Company. (Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 33-70010) and incorporated herein by reference).
10.11	1994 Stock Incentive Plan of the Company, as amended. (Filed as Exhibit A to the Company's 1997 Proxy Statement dated March 26, 1997 and incorporated herein by reference).
10.12	Form of Stock Option Agreement in connection with the 1994 Stock Incentive Plan. (Filed as Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).
10.13	Lease Agreement dated May 15, 1995 between the Company and Desarrollo Industrial de Tijuana, S.A. de C.V. (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference).
10.14	Supply Agreement commencing January 1, 1998 between Courtaulds Fibres, Ltd. And Aldila Materials Technology Corp. (Filed as Exhibit 10.20 to the Company's Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.15	Loan Agreement dated March 27, 1998 between Aldila, Inc. and Union Bank of California, N.A. (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference).
10.16	First Amendment to Loan Agreement dated March 22, 1999 between the Company and Union Bank of California, N.A. (Filed as Exhibit 10.16 to the Company's Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.17	Member Interest Purchase Agreement dated as of October 20, 1999 among SGL Carbon Fibers and Composites, Inc., SGL Technik GmbH, Aldila Materials Technology Corp. and the Company. (Filed as Exhibit 10.17 to the Company's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)
*10.18	Loan and Security Agreement by and between Aldila Golf Corp. and Foothill Capital Corporation dated July 9, 1999. (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).
*10.19	Severance Protection Agreement dated March 11, 1999 between the Company and Gary T. Barbera. (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).
*10.20	Severance Protection Agreement dated March 11, 1999 between the Company and Peter R. Mathewson. (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

*10.21	Severance Protection Agreement dated March 11, 1999 between the Company and Robert J. Cierzan. (Filed as Exhibit 10.4 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).
*10.22	Severance Protection Agreement dated March 11, 1999 between the Company and Michael J. Rossi. (Filed as Exhibit 10.5 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).
10.23	1994 Stock Option Plan of the Company, as amended. (Filed as attachment A-1 in the Company's 2000 Proxy Statement and registered on the Company's Form S-8(Registration No. 333-57754) and incorporated herein by reference).
11.1	Statement re: Computation of Net Income per Common Share
21.1	Subsidiaries of the Company.
23.1	Independent Auditors' Consent
99.0	Aldila, Inc. Audit Committee Charter included as Exhibit A in the Company's 2001 Proxy dated April 4, 2001 and incorporated herein by reference.
99.1	Carbon Fiber Technology, LLC financial statements as of and for the year ended December 31, 2001.

*
Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ALDILA, INC. Report on Form 10-K For the Fiscal Year Ended December 31, 2001 INDEX
PART I
PART II
ALDILA, INC. SELECTED FINANCIAL DATA (In thousands, except per share amounts)
PART III
PART IV
ALDILA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ALDILA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
ALDILA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ALDILA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
ALDILA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALDILA INC. AND SUBSIDIARIES SCHEDULE IIC VALUATION AND QUALIFYING ACCOUNTS For the years ended December 31, 2001, 2000 and 1999
SIGNATURES
EXHIBIT INDEX