Form 10-Q
period 2002-03-31
ALDILA INC
filed 2002-05-13
CIK 902272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

Yes  ☒   No  ☐

As of May 13, 2002 there were 14,843,404 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended March 31, 2002

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$670	$266
Accounts receivable	6,516	3,977
Income taxes receivable	424	723
Inventories	9,873	11,472
Deferred tax assets	2,366	2,366
Prepaid expenses and other current assets	435	595
Total current assets	20,284	19,399

PROPERTY, PLANT AND EQUIPMENT	7,245	7,634

INVESTMENT IN JOINT VENTURE	7,005	7,466

OTHER ASSETS	333	387

TOTAL ASSETS	$34,867	$34,886

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,083	$2,921
Accrued expenses	2,475	2,627
Total current liabilities	5,558	5,548

LONG-TERM LIABILITIES:
Deferred tax liabilities	237	67
Deferred rent	73	74
Total liabilities	5,868	5,689

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 14,843,404 shares	149	149
Additional paid-in capital	41,883	41,883
Accumulated deficit	(13,033)	(12,835)
Total stockholders' equity	28,999	29,197

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,867	$34,886

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended March 31,
	2002	2001
NET SALES	$11,374	$14,582
COST OF SALES	9,905	10,430
Gross profit	1,469	4,152

SELLING, GENERAL AND ADMINISTRATIVE	1,689	2,101
AMORTIZATION OF GOODWILL	—	357
Operating income (loss)	(220)	1,694

OTHER EXPENSE (INCOME):
Interest expense	36	156
Other, net	35	(104)
Equity in earnings of joint venture	(61)	(70)

INCOME (LOSS) BEFORE INCOME TAXES	(230)	1,712
PROVISION (BENEFIT) FOR INCOME TAXES	(32)	724

NET INCOME (LOSS)	$(198)	$988

NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.06

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION	$(0.01)	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,843	15,357

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	14,843	15,471

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three months ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(198)	$988

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	492	983
(Gain) Loss on disposal of fixed assets	(4)	8
Undistributed income of joint venture, net	(54)	(82)
Changes in assets and liabilities:
Accounts receivable	(2,539)	(1,017)
Inventories	1,599	(683)
Prepaid expenses and other assets	177	71
Accounts payable	162	240
Accrued expenses	(152)	(1,662)
Income taxes payable/receivable	299	727
Deferred tax liabilities	170	(44)
Deferred rent	(1)	4
Net cash used for operating activities	(49)	(467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(66)	(149)
Proceeds from sales of property, plant and equipment	4	7
Proceeds from sales of marketable securities	—	3,104
Distribution from joint venture	515	—
Net cash provided by investing activities	453	2,962

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(4,000)
Repurchases of common stock	—	(381)
Net cash used for financing activities	—	(4,381)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	404	(1,886)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	266	5,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	$670	$3,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13	$256
Income taxes	$—	$3

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.             BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2002 and the consolidated statements of operations and of cash flows for the three-month periods ended March 31, 2002 and 2001, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2001 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2001 consolidated financial statements and notes thereto.

2.             INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$3,107	$4,100
Work in process	4,378	3,757
Finished goods	2,388	3,615
Inventories	$9,873	$11,472

3.             REVOLVING CREDIT AGREEMENT

On July 9, 1999, Aldila Golf Corp. (“Aldila Golf”), a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing.  The Agreement has a three-year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company.  Advances under the Agreement are made based on eligible accounts receivable and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company, subject to a minimum interest rate of 7.0%.  The Agreement requires the Company to maintain a minimum level of tangible net worth (as defined).  As of March 31, 2002 and December 31, 2001, there were no outstanding borrowings.  The Agreement will terminate on July 9, 2002 if the Company or the lender provides written notification 90 days prior to July 9, 2002 requesting that the Agreement be terminated.  If the Company or the lender does not provide written notification, the agreement will automatically renew for one-year successive periods.

4.             SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture, for the periods ended March 31, 2002 and 2001 is as follows (in thousands):

	Three months ended March 31,
	2002	2001
Sales	$1,987	$2,976
Cost of sales	1,894	2,837
Gross profit	93	139
Net income	$102	$154

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

Until recently, graphite shafts were principally offered by manufacturers of higher priced, premium golf clubs, and the Company’s sales have been predominantly of premium graphite shafts.  However, in recent years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market. The Company now competes aggressively with both United States and foreign-based shaft manufacturers for premium graphite shafts and also against primarily foreign-based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment.  While the Company’s market share in the value segment is not as great as the premium segment, the Company has advanced rapidly in securing new customers in this segment in recent years.  Generally, value shafts have significantly lower selling prices than premium shafts and as a result contribute less to gross profit.

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

Golf club companies regularly introduce new clubs, frequently containing innovations in design.  Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies.  While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do.  The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods when no other club offers a high level of new sales to replace the lost sales.

In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  The Company uses most of its production of prepreg internally, with the remainder sold to other composite materials manufacturers.  The Company does not expect third party sales of prepreg to have a significant financial impact for at least the next several years.  In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber.  During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts.  During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products.  On October 29, 1999, SGL Carbon Fibers and Composite, Inc. (“SGL”) purchased a 50% interest in the Company’s carbon fiber manufacturing operation.  The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners.  The Company and SGL also entered into supply agreements with the new entity, CFT, for the purchase of carbon fiber at cost plus an agreed upon mark-up.  The Company and SGL are each responsible to bear 50% of the fixed costs to operate the facility as a term of this supply agreement.  Profits and losses of CFT are shared equally by the partners.  The Company anticipates that the carbon fiber from this facility will primarily be consumed by the joint venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties.  The Company continues to use its share of the output of this facility to satisfy a significant portion of its internal demand for carbon fiber.

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture partners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs at the present time in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain competitive prices for its products.  Although third party sales of carbon fiber could help justify high production levels and thus help control unit production costs, the weakness of the carbon fiber market and the overall excess capacity in the industry means that third party sales at CFT are not likely to be significant at least until the overall market improves significantly.  The Company does not expect third party sales at CFT or the sale of prepreg to have a significant effect on either its sales or profitability for several years.

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s response has been to reduce its cost structure, principally by producing its own prepreg and by shifting the largest portion of its shaft production to its offshore facilities, while maintaining high quality and superior customer service.  The cost saving benefits of its efforts to vertically integrate its operations, particularly through carbon fiber manufacturing, have been limited somewhat due to historically low market prices for golf shaft raw materials in recent years, which, in some cases, have made carbon fiber available in the market at attractive prices when compared to the Company’s cost to purchase it from CFT.  In addition, the Company generally sells shafts manufactured overseas at somewhat lower prices than the same shafts would sell for if manufactured in the United States.  Although the Company’s gross margins and profitability have continued to be adversely affected through this period despite its efforts, management believes that these efforts have been successful to date in allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.  The Company continues to look for opportunities to cut costs and to increase its market share.

The pressure on selling prices of both premium and value shafts under current market conditions, and the increased percentage of overall sales represented by value shafts has resulted in a reduction of approximately 57% in the average selling price of the Company’s shafts over the last seven years, although in some cases average selling prices may increase slightly from period to period depending on the mix of products sold.  In addition, the percentage of overall golf clubs sold with graphite shafts appears to have leveled off after several decades of significant growth and most major club companies continue to seek multiple sources of supply for their shafts and, thus, are unwilling to commit to one principal graphite shaft supplier.  These trends are not likely to reverse themselves under current market conditions. As a result, management does not anticipate meaningful overall improvement in the financial performance of the Company’s golf shaft operations for the foreseeable future.  There will continue to be fluctuations in performance on a periodic basis, driven principally by the success of its key customers in selling clubs to consumers, but as selling prices continue to decrease, with increasing pressure on the Company’s margins, increases in unit sales in the future, even to levels comparable to those achieved in 2000, are not likely to generate operating cash flows and net income at the levels achieved in 2000 or in other, similarly successful historical years.

Based on the results of 2001 and the general trends and conditions of the golf industry over the last several years, the Company addressed the issue of impairment of its long-lived assets, specifically, goodwill, trademarks and patents in the fourth quarter of 2001 and concluded that impairment existed.  In determining the amount of the impairment charge, the Company utilized an independent valuation, which resulted in a write-off of all the goodwill and intangible assets of approximately $54.9 million in the fourth quarter of 2001.

The Company is responding to the current prospects in its core golf shaft business in a variety of ways.  First, the Company has recently introduced its new and innovative Aldila “One” shaft, which management intends to use to capture a portion of the market for premium branded custom shafts, which tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  The Company cannot now predict the success of this new shaft in the market, although it anticipates that if it achieves significant market acceptance, the financial benefits are not anticipated to be material until 2003.  Second, the Company continues to look for opportunities to sell its prepreg to other composite materials manufacturers and to manufacture other composite materials products, such as hockey sticks.  Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas are limited and that sales of prepreg and of other composite materials products will not be material to its results of operations for at least several years.  Third, management has concluded that its ownership interest in the joint venture that operates its carbon fiber plant does not offer significant value to the Company and is seeking to sell its interest, either to its joint venture partner, SGL, or, with SGL’s consent, to a third party, so that the capital currently committed to the joint venture could be redeployed more usefully for the Company and its stockholders.  Finally, the Company continues to be receptive to other acquisition opportunities, in areas related to its core business and otherwise, in an effort to add the potential for meaningful growth in its overall profitability, although the Company is not actively seeking such opportunities at the present time.  Although management anticipates that operating cash flow levels are likely to be measurably lower for at least the next several years than was typical until a few years ago, given the absence of debt currently on the Company’s balance sheet, the Company should be able to generate cash from operations in excess of its needs for the next several years.  This excess operating cash could be used for research and development or marketing activities related to its current core business or to support expansion of its current businesses either internally or through acquisitions.  At present, the Company is unable to provide any assurances that it will identify and be able to negotiate a sale of its interest in the joint venture or that it will be able to successfully complete any potential acquisitions.

Results of Operations

First Quarter 2002 Compared to First Quarter 2001

Net Sales.  Net sales decreased $3.2 million, or 22.0%, to $11.4 million for the first quarter ended March 31, 2002 (the “2002 Period”) from $14.6 million for the first quarter ended 2001 (the “2001 Period”).  The decrease in net sales was attributable to a decrease in the average price of shafts sold of approximately 26.0% in the 2002 Period as compared to the 2001 Period.  The majority of the decrease in average selling price was attributed to the transition of a larger volume of premium shafts from our North American facilities to our facility in China.  Shaft unit sales increased approximately 3% in the 2002 Period as compared to the 2001 Period.

Gross Profit.  Gross profit decreased $2.7 million, or 64.6%, to $1.5 million for the 2002 Period from $4.2 million for the 2001 Period.  The decrease was primarily attributed to the decrease in net sales in the 2002 Period.  In addition, gross profit was negatively impacted by $389,000 for un-utilized carbon fiber capacity. The Company’s gross profit margin decreased to 12.9% in the 2002 Period compared to 28.5% in the 2001 Period.  The un-utilized carbon fiber charge reduced the Company’s gross profit margin by 3.4% in the 2002 Period.

Operating Income (Loss).  Operating income decreased $1.9 million, or 113.0%, to a loss of $220,000 for the 2002 Period from income of $1.7 million for the 2001 Period.  Operating income decreased as a percentage of net sales to (1.9)% in the 2002 Period compared to 11.6% in the 2001 Period.  Operating loss in the 2002 Period was favorably impacted by the discontinuance of $460,000 of amortization expense as the Company’s goodwill and intangible assets were written-off in the fourth quarter of 2001.  Selling, general and administrative expense increased as a percentage of net sales to 14.9% for the 2002 Period compared to 14.4% for the 2001 Period, primarily as a result of the decrease in net sales.

Income (Loss) Before Income Taxes.  Income before income taxes decreased $1.9 million to a loss before income taxes of $230,000 for the 2002 Period from income before taxes of $1.7 million for the 2001 Period.  The majority of the decrease is attributed to the decrease in operating income.

Provision (Benefit) For Income Taxes.  The Company recorded a benefit for income taxes of $32,000 in the 2002 Period compared to a provision of $724,000 in the 2001 Period.  The effective tax rate was 13.9% for the 2002 period compared to 42.3% for the 2001 period.  The decrease in the effective tax rate is primarily attributed to the decrease in income before taxes and the lack of goodwill amortization, which was non-deductible for income tax purposes.  The Company should continue to realize a reduced effective tax rate to the extent that the statutory income tax rates where it has foreign operations are lower than the statutory income tax rates in the United States.

Liquidity and Capital Resources

The Company has in place a $12.0 million revolving credit facility from a financial institution, which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company.  Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%, with a minimum rate of 7%. Availability for borrowings under the line of credit, based on eligible accounts receivable and inventories, was approximately $5.7 million at March 31, 2002 and $3.6 million at December 31, 2001.  The Company was borrowed under the line of credit up to a maximum $887,000 during the first quarter 2002, however as of March 31, 2002 there were no outstanding borrowings under the line of credit.  The line of credit renews effective July 9, 2002, unless terminated as of that date.  Either party may terminate the line of credit agreement by giving the other party 90 days written notice prior to the renewal date.  The Company does not plan to terminate this agreement without having another facility in place and is not aware of any intention by the financial institution to terminate the agreement.  There are no termination penalties for early termination during the renewal periods.  The Company made its final $4.0 million principal payment on its senior notes on September 30, 2001.  The senior notes bore interest at 6.13%.  Semi-annual principal payments of $4.0 million, plus accrued interest, were made September 30, 1999 through September 30, 2001.

Cash (including cash equivalents) used for operating activities in the 2002 Period was $49,000 compared to $467,000 used for operating activities for the 2001 Period.  The decrease in cash used from operations was attributed to the cash provided by working capital items in the 2002 period.  The Company used $66,000 for capital expenditures during the 2002 Period.  Management anticipates capital expenditures to approximate $500,000 for 2002.  The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of the CFT operation in Evanston, Wyoming in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT’s fixed annual cost.  The Company received a distribution from its joint venture, CFT, during the quarter in the amount of $515,000, which was approved by both partners of the joint venture.  Future distributions from the joint venture, if any, will have to be approved by both partners of the joint venture prior to the distribution.  The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability to meet its obligations at least through 2002.

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

The Company’s Report on Form 10-K for the year ended December 31, 2001 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Business Risks” in Part I, Item 1 of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K.  The forward-looking statements in this 10-Q are particularly subject to the risks that

•             we will not maintain or increase our market share at our principal customers;

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

Item 6.        Exhibits and Reports on Form 8-K

(a) Exhibit 11.1 - Statement re: Computation of Net Income per Common Share.

(b) Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

May 13, 2002	\s\ Robert J. Cierzan
Robert J. Cierzan Vice President, Finance Signing both in his capacity as Vice President and as Chief Accounting Officer of the Registrant