Form 10-Q
period 2002-06-30
ALDILA INC
filed 2002-08-12
CIK 902272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Yes    ☒          No    ☐

As of August 12, 2002 there were 4,947,648 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended June 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,364	$266
Accounts receivable	5,374	3,977
Income taxes receivable	576	723
Inventories	9,448	11,472
Deferred tax assets	2,366	2,366
Prepaid expenses and other current assets	433	595
Total current assets	20,561	19,399

PROPERTY, PLANT AND EQUIPMENT	6,886	7,634

INVESTMENT IN JOINT VENTURE	7,094	7,466

OTHER ASSETS	298	387

TOTAL ASSETS	$34,839	$34,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,303	$2,921
Accrued expenses	2,398	2,627
Total current liabilities	5,701	5,548

LONG-TERM LIABILITIES:
Deferred tax liabilities	237	67
Deferred rent	72	74
Total liabilities	6,010	5,689

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,947,648 shares	49	49
Additional paid-in capital	41,983	41,983
Accumulated deficit	(13,203)	(12,835)
Total stockholders’ equity	28,829	29,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,839	$34,886

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

NET SALES	$10,551	$9,812	$21,925	$24,394
COST OF SALES	8,721	7,441	18,626	17,871
Gross profit	1,830	2,371	3,299	6,523

SELLING, GENERAL AND ADMINISTRATIVE	2,064	1,699	3,753	3,800
AMORTIZATION OF GOODWILL	—	354	—	711
PLANT CONSOLIDATION	—	569	—	569
Operating income (loss)	(234)	(251)	(454)	1,443

OTHER EXPENSE (INCOME):
Interest expense	32	94	68	250
Other, net	1	161	36	57
Equity in earnings of joint venture	(79)	(41)	(140)	(111)

INCOME (LOSS) BEFORE INCOME TAXES	(188)	(465)	(418)	1,247
PROVISION (BENEFIT) FOR INCOME TAXES	(18)	(1)	(50)	723

NET INCOME (LOSS)	$(170)	$(464)	$(368)	$524

NET INCOME (LOSS) PER COMMON SHARE	$(0.03)	$(0.09)	$(0.07)	$0.10

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION	$(0.03)	$(0.09)	$(0.07)	$0.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,948	5,087	4,948	5,103

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	4,948	5,087	4,948	5,131

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(368)	$524
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	982	2,092
(Gain) Loss on disposal of fixed assets	(4)	212
Undistributed income of joint venture, net	(143)	(97)
Changes in assets and liabilities:
Accounts receivable	(1,397)	2,870
Inventories	2,024	(899)
Prepaid expenses and other assets	179	46
Accounts payable	382	(2,399)
Accrued expenses	(229)	(705)
Income taxes payable/receivable	147	(628)
Deferred tax liabilities	170	(87)
Deferred rent liabilities	(2)	9
Net cash provided by operating activities	1,741	938

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(162)	(286)
Proceeds from sales of property, plant and equipment	4	135
Proceeds from sales of marketable securities	—	3,104
Distribution from joint venture	515	—
Net cash provided by investing activities	357	2,953

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(4,000)
Borrowings under line of credit	887	—
Repayments on line of credit	(887)	—
Repurchases of common stock	—	(381)
Net cash used for financing activities	—	(4,381)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,098	(490)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	266	5,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,364	$5,113

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23	$266
Income taxes	$44	$608

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.       BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2001 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2001 consolidated financial statements and notes thereto.

Certain amounts from the consolidated statements of cash flows for the six months ended June 30, 2001 have been reclassified to conform to the presentation for the six months ended June 30, 2002.

On May 15, 2002, the Company’s Board of Directors and stockholders approved a 1-for-3 reverse stock split of the Company’s Class A Common Stock, which became effective on June 3, 2002 for stockholders of record at that date.  Stockholders’ equity has been retroactively restated to reflect the reverse stock split for all periods presented by reclassifying the additional paid-in capital which resulted from the reduction in shares due to the reverse split from common stock to additional paid-in capital.  All share data in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively restated to reflect the stock split for all periods presented.

2.       INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001

Raw materials	$3,254	$4,100
Work in process	3,280	3,757
Finished goods	2,914	3,615
Inventories	$9,448	$11,472

3.       REVOLVING CREDIT AGREEMENT

On July 9, 1999, Aldila Golf Corp. (“Aldila Golf”), a wholly owned subsidiary of the Company, entered into a Loan and
Security Agreement (the “Agreement”) with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing.  The Agreement has a three-year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company.  Advances under the Agreement are made based on eligible accounts receivable and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company, subject to a minimum interest rate of 7.0%.  As of June 30, 2002 and December 31, 2001, there were no outstanding borrowings.  The Agreement renewed automatically for a one year period on July 9, 2002.  The Agreement will terminate on July 9, 2003 if the Company or the lender provides written notification 90 days prior to July 9, 2003 requesting that the Agreement be terminated or at any time if either the Company or the financial institution provides written notification 90 days prior to the date they wish to terminate the Agreement.

4.       SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture, for the periods ended June 30, 2002 and 2001 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Sales	$3,423	$1,733	$5,410	$4,709
Cost of sales	3,261	1,662	5,155	4,499
Gross profit	163	71	256	210
Net income	$168	$21	$270	$175

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts.  In reporting the Company’s results from its operations, the Company relies on several critical accounting policies.

Critical Accounting Policies

We prepare the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return shafts for breakage within a limited time after delivery. We continuously monitor and track such shaft returns and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure that our forecasts of future product demands are reasonable, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and if necessary, establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts with approximately 86% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.

Until several years ago, graphite shafts were principally offered by manufacturers of higher priced, premium golf clubs, and the Company’s sales were predominantly of premium graphite shafts.  However, in recent years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market. The Company now competes aggressively with both United States and foreign-based shaft manufacturers for premium graphite shafts and also against primarily foreign-based shaft manufacturers for lower priced value shafts. The Company continues to maintain a broad customer base in the premium shaft market segment.  While the Company’s market share in the value segment is not as great as the premium segment, the Company has advanced rapidly in securing new customers in this segment in recent years.  Generally, value shafts have significantly lower selling prices than premium shafts and as a result contribute less to gross profit.

The Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2001, net sales to Callaway Golf, TaylorMade-adidas Golf and Ping represented 22%, 20% and 15% of the Company’s net sales, respectively, and the Company anticipates that these companies along with Cobra Golf will continue, collectively, to represent the largest portion of its sales in 2002.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.

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

In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  The Company uses most of its production of prepreg internally, with the remainder sold to other composite materials manufacturers.  The Company does not expect third party sales of prepreg to have a significant financial impact on its results of operations for at least the next several years.  In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber.  During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts.  During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products.  On October 29, 1999, SGL Carbon Fibers and Composite, Inc. (“SGL”) purchased a 50% interest in the Company’s carbon fiber manufacturing operation.  The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners.  The Company and SGL also entered into supply agreements with the new entity, CFT, for the purchase of carbon fiber at cost plus an agreed upon mark-up.  The Company and SGL are each responsible to bear 50% of the fixed costs to operate the facility as a term of this supply agreement.  Profits and losses of CFT are shared equally by the partners.  The Company anticipates that the carbon fiber from this facility will primarily be consumed by the joint venture partners; however, any excess carbon fiber produced at this facility could be marketed for sale to unrelated third parties.  The Company continues to use its share of the output of this facility to satisfy a significant portion of its internal demand for carbon fiber.

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture partners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low selling prices at the present time in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the

Company’s gross margins or its ability to maintain competitive prices for its products.  Although third party sales of carbon fiber could help justify high production levels and thus help control unit production costs, the weakness of the carbon fiber market and the overall excess capacity in the industry means that third party sales at CFT are not likely to be significant at least until the overall market improves significantly.  The Company does not expect third party sales at CFT to have a significant effect on either its sales or profitability for several years.

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

The Company is responding to the current prospects in its core golf shaft business in a variety of ways.  First, the Company has recently introduced its new and innovative Aldila “One” shaft, which management intends to use to capture a portion of the market for premium branded custom shafts, which tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  The Company cannot now predict the success of this new shaft in the market, although it anticipates that if it achieves significant market acceptance, the financial benefits are not anticipated to be material until 2003.  Second, the Company continues to look for opportunities to sell its prepreg to other composite materials product manufacturers and to manufacture other composite materials products, such as hockey sticks.  Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas are limited and that sales of prepreg and of other composite materials products will not be material to its results of operations for at least several years.  Third, management has concluded that its ownership interest in the joint venture that operates its carbon fiber plant does not offer significant value to the Company and is seeking to sell its interest, either to its joint venture partner, SGL, or, with SGL’s consent, to a third party, so that the capital currently committed to the joint venture could be redeployed more usefully for the Company and its stockholders.  At present, the Company is unable to provide any assurances that it will identify and be able to negotiate a sale of its interest in the joint venture.  Finally, the Company continues to be receptive to other acquisition opportunities, in areas related to its core business and otherwise, in an effort to add the potential for meaningful growth in its overall profitability. The Company is not actively seeking such opportunities at the present time and is unable to provide any assurance that it will be able to successfully complete any potential acquisitions.  Although management anticipates that operating cash flow levels are likely to be measurably lower for at least the next several years than was typical until a few years ago, given the absence of debt currently, the Company should be able to generate cash from operations in excess of its needs for the next several years.  This excess operating cash could be used for research and development or marketing activities related to its current core business or to support expansion of its current businesses either internally or through acquisitions.

Results of Operations

Second Quarter 2002 Compared to Second Quarter 2001

Net Sales.  Net sales increased approximately $739,000, or 7.5%, to $10.6 million for the second quarter ended June 30, 2002 (the “2002 Period”) from $9.8 million for the second quarter ended 2001 (the “2001 Period”).  The increase in net sales was attributable to an increase in shaft unit sales to the Company’s club manufacturer customers, which was partially offset by a decrease in the average selling price of shafts sold.  Shaft unit sales increased 36.4% in the 2002 Period as compared to the 2001 Period, and the average selling price of shafts sold decreased 21.0%, partly as a result of a change in product mix.

Gross Profit.  Gross profit decreased approximately $541,000 or 22.8%, to $1.8 million for the 2002 Period from $2.4 million for the 2001 Period.  The Company’s gross profit margin decreased to 17.3% in the 2002 Period compared to 24.2% in the 2001 Period. These decreases were primarily attributed to the change in product mix between the quarters.  The Company sold more shafts for irons during the quarter, which typically have lower average selling prices and lower gross profit margins.

Operating Income (Loss).  Operating loss decreased $17,000, or 6.8%, to an operating loss of $234,000 for the 2002 Period from an operating loss of $251,000 for the 2001 Period.  The decrease in operating loss was primarily attributed to the lack of amortization expense (as a result of the write-off of goodwill and intangibles in the fourth quarter of 2001) and plant consolidation charge in the 2002 Period, which was somewhat offset by a decrease in gross profit and an increase in SG&A expense.  The increase in selling, general and administrative expense is mainly attributed to an increase in advertising and promotion spending in the 2002 Period.  The Company anticipates that it will continue this effort in support of its branded product, namely the Aldila One shaft.  Selling, general and administrative expense increased as a percentage of net sales to 19.6% for the 2002 Period compared to 17.3% for the 2001 Period.

Income (Loss) Before Income Taxes.  Loss before income taxes decreased $277,000 to a loss of $188,000 for the 2002 Period from a loss of $465,000 for the 2001 Period.  The majority of the decrease is attributed to the decrease in interest and other expense in the 2002 Period primarily resulting from the repayment of the Company’s outstanding senior notes in 2001.

Income Tax Expense (Benefit).  The Company recorded an income tax benefit of $18,000 in the 2002 Period compared to an income tax benefit of $1,000 in the 2001 Period.  The effective tax rate was 9.6% for the 2002 Period compared to 0.2% for the 2001 Period.

Six Month Period in 2002 Compared to the Six Month Period in 2001

Net Sales.  Net sales decreased $2.5 million, or 10.1%, to $21.9 million for the six month period ended June 30, 2002 from $24.4 million for the six month period ended June 30, 2001.  The decrease in net sales was attributed to a decrease in the average selling prices of units shipped, which was partially offset by an increase in units shipped.  Shaft unit sales increased 16.0% in 2002 compared to 2001, and the average selling price of shafts sold decreased 22.8%, partly as a result of a change in product mix.

Gross Profit.  Gross profit decreased $3.2 million, or 49.4%, to $3.3 million in 2002 from $6.5 million in 2001.  The decrease in gross profit was primarily attributed to a decrease in net sales and an increase in cost of sales driven by higher unit shipments in the 2002 period.  In addition gross profit was negatively impacted by $389,000 for un-utilized carbon fiber capacity in the 2002 period.  Gross profit margin was 15.1% in 2002 as compared to 26.7% in 2001.

Operating Income (Loss).  Operating income decreased $1.9 million, or 131.5%, to an operating loss of $454,000 in 2002 as compared to operating income of $1.4 million in 2001.  The decrease in operating income was attributed to a decrease in gross profit, which was partially mitigated by the lack of amortization expense (as a result of the write-off of goodwill and intangibles in the fourth quarter of 2001) and plant consolidation expenses in 2002 as compared to 2001.  Operating income decreased as a percentage of net sales to an operating loss of 2.1% in 2002 from operating income of 5.9% in 2001.  Selling, general and administrative expense decreased $47,000 in 2002.  Selling, general and administrative expense increased as a percentage of net sales to 17.1% in 2002, from 15.6% in 2001, primarily as a result of the decrease in net sales.

Income (Loss) Before Income Tax.  Income before taxes decreased $1.7 million, or 133.5%, to a loss before taxes of $418,000 in 2002 as compared to income of $1.2 million in 2001.  The majority of the decrease is attributed to the decrease in operating income.

Income Tax Expense (Benefit).  The Company recorded an income tax benefit of $50,000 in 2002 as compared to income tax expense of $723,000 in 2001.  The Company’s effective rate was 12.0% in 2002 as compared to 58.0% in 2001.  The decrease in the effective rate is primarily attributed to the decrease in income before taxes and the lack of goodwill amortization in 2002 as compared to 2001, as the goodwill amortization was not deductible for tax purposes.  The Company should continue to realize a reduced effective tax rate to the extent that statutory income tax rates where it has foreign operations are lower than the statutory income tax rates in the United States.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund its operations in recent years has been cash flow from operations, augmented on occasion by short-term borrowings on its revolving credit facilities.  The Company has in place a $12.0 million revolving credit facility from a financial institution, which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company.  Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%, with a minimum rate of 7%. Availability for borrowings under the line of credit, based on eligible accounts receivable and inventories, was approximately $4.8 million at June 30, 2002 and $3.6 million at December 31, 2001.  The Company borrowed under the line of credit up to a maximum of $887,000 during the first quarter 2002.  There were no borrowings during the second quarter of 2002, and as of June 30, 2002 there were no outstanding borrowings under the line of credit.      The line of credit renewed effective July 9, 2002 for a one-year term and will automatically renew for one year successive terms unless terminated by either party.  Either party may terminate the line of credit agreement by giving the other party 90 days written notice prior to the renewal date.  The Company does not plan to terminate this agreement without having another facility in place and is not aware of any intention by the financial institution to terminate the agreement.  There are no termination penalties for early termination during the renewal periods.  The Company made its final $4.0 million principal payment on its senior notes on September 30, 2001.  The senior notes bore interest at 6.13%.  Semi-annual principal payments of $4.0 million, plus accrued interest, were made September 30, 1999 through September 30, 2001.

Cash (including cash equivalents) provided by operating activities during the six month period ended 2002 was $1.7 million compared to $938,000 during the six month period ended 2001.  The increase in cash provided by operations is attributed to the cash provided by working capital items offset by lower net income and depreciation and amortization in the 2002 period.  The Company used $162,000 for capital expenditures during the 2002 period.  Management anticipates capital expenditures to approximate $500,000 for 2002.  The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of CFT, in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT’s fixed annual cost.  The Company received a distribution from CFT in the first quarter of 2002 in the amount of $515,000, which was approved by both partners of the joint venture.  Future distributions from CFT, if any, will have to be approved by both partners of the joint venture prior to the distribution. The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability to meet its obligations at least through 2003.

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

•                  our principal customers will be unwilling to satisfy a significant portion of their demand with shafts manufactured in China in place of either the United States or Mexico;

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

•                  attractive strategic alternatives will not be available to us on desirable terms, and

•                  a general decrease in stock market prices would affect the price of our stock.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

Not applicable.

Item 2.        Changes in Securities

Not applicable.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 15, 2002. At the Annual Meeting two items were submitted to a vote of the stockholders of the Company and were approved:

1)  The seven current directors of the Company (listed below) were nominated and elected to serve until the next Annual Meeting of Stockholders.  Votes cast for each director, as well as votes withheld are as follows:

NAME	FOR	WITHHELD

Peter R. Bennett	13,332,844	810,020
Thomas A. Brand	13,335,259	807,605
Marvin M. Giles, III	13,332,644	810,220
John J. Henry	12,753,059	1,389,805
Peter R. Mathewson	13,279,259	863,605
Chapin Nolen	13,322,844	820,020
Lloyd I. Miller, III	13,326,244	816,620

2)  The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002.  13,140,322 votes were cast for ratification of Deloitte & Touche LLP, 991,466 votes were cast against; and there were 11,076 abstentions and 0 broker non-votes.

3)  The stockholders also ratified a 1-3 reverse stock split and Certificate of Incorporation Amendment.  13,186,832 votes were cast for ratification, 934,647 votes were cast against; and there was 21,385 abstentions and 0 broker non-votes.

4) In their discretion, the Proxies were authorized to vote upon such other business as may properly come before the meeting or any other adjournment thereof.  The following votes were received: 12,696,380 votes for, 1,357,101 votes against, 89,383 votes abstained, and 0 broker non-votes.

Item 5.        Other Information

Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

(a) Exhibit 11.1 - Statement re:  Computation of Net Income (Loss) per Common Share

(b) Exhibit 99.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

August 12, 2002	/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance
Signing both in his capacity as
Vice President and as Chief
Accounting Officer of the Registrant