Form 10-Q
period 2002-09-30
ALDILA INC
filed 2002-11-13
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒  No   ☐

As of November 13, 2002 there were 4,947,648 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended September 30, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,360	$266
Accounts receivable, net	2,878	3,977
Income taxes receivable	1,525	723
Inventories	9,793	11,472
Deferred tax assets	1,957	2,366
Prepaid expenses and other current assets	313	595
Total current assets	18,826	19,399

PROPERTY, PLANT AND EQUIPMENT	6,566	7,634

INVESTMENT IN JOINT VENTURE	7,149	7,466

OTHER ASSETS	286	387

TOTAL ASSETS	$32,827	$34,886

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,159	$2,921
Accrued expenses	2,457	2,627
Total current liabilities	4,616	5,548

LONG-TERM LIABILITIES:
Deferred rent	71	74
Deferred tax liabilities	10	67
Total liabilities	4,697	5,689

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,947,648 shares	49	49
Additional paid-in capital	41,983	41,983
Accumulated deficit	(13,902)	(12,835)
Total stockholders' equity	28,130	29,197

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,827	$34,886

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

NET SALES	$6,450	$6,845	$28,375	$31,239
COST OF SALES	5,968	6,133	24,594	24,004
Gross profit	482	712	3,781	7,235

SELLING, GENERAL AND ADMINISTRATIVE	1,897	1,551	5,650	5,351
AMORTIZATION OF GOODWILL	—	350	—	1,061
PLANT CONSOLIDATION	—	—	—	569
Operating income (loss)	(1,415)	(1,189)	(1,869)	254

OTHER EXPENSE (INCOME):
Interest expense	17	92	85	342
Other, net	9	(26)	45	31
Equity in earnings of joint venture	(52)	(49)	(192)	(160)

INCOME (LOSS) BEFORE INCOME TAXES	(1,389)	(1,206)	(1,807)	41
PROVISION (BENEFIT) FOR INCOME TAXES	(690)	(691)	(740)	32

NET INCOME (LOSS)	$(699)	$(515)	$(1,067)	$9

NET INCOME (LOSS) PER COMMON SHARE	$(0.14)	$(0.10)	$(0.22)	$0.00

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION
	$(0.14)	$(0.10)	$(0.22)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,948	5,087	4,948	5,098

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	4,948	5,087	4,948	5,126

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine months ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,067)	$9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,451	3,023
(Gain) Loss on disposal of fixed assets	(13)	211
Undistributed income of joint venture, net	(198)	(164)
Changes in assets and liabilities:
Accounts receivable	1,099	2,938
Inventories	1,679	(2,116)
Prepaid expenses and other assets	706	5
Accounts payable	(762)	(1,473)
Accrued expenses	(170)	(1,400)
Income taxes payable/receivable	(802)	(681)
Deferred tax liabilities	(57)	(131)
Deferred rent liabilities	(3)	15
Net cash provided by operating activities	1,863	236

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(300)	(657)
Proceeds from sales of property, plant and equipment	16	235
Proceeds from sales of marketable securities	—	3,104
Distribution from joint venture	515	190
Net cash provided by investing activities	231	2,872

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	750
Borrowings under line of credit	887	(132)
Repayments on line of credit	(887)	(8,000)
Repurchases of common stock	—	(381)
Net cash used for financing activities	—	(7,763)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,094	(4,655)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	266	5,603
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,360	$948

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34	$398
Income taxes	$215	$608

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.       BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2001 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2001 consolidated financial statements and notes thereto.

Certain amounts from the consolidated statements of cash flows for the nine months ended September 30, 2001 have been reclassified to conform to the presentation for the nine months ended September 30, 2002.

On May 15, 2002, the Company’s Board of Directors and stockholders approved a 1-for-3 reverse stock split of the Company’s Class A Common Stock, which became effective on June 3, 2002 for stockholders of record at that date.  Stockholders’ equity has been retroactively restated to reflect the reverse stock split for all periods presented by reclassifying the additional paid-in capital, which resulted from the reduction in shares due to the reverse split from common stock to additional paid-in capital.  All share data in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively restated to reflect the stock split for all periods presented.

2.       INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$3,070	$4,100
Work in process	3,017	3,757
Finished goods	3,706	3,615
Inventories	$9,793	$11,472

3.       REVOLVING CREDIT AGREEMENT

On July 9, 1999, Aldila Golf Corp. (“Aldila Golf”), a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing.  The Agreement has a three-year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company.  Advances under the Agreement are made based on eligible accounts receivable and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company, subject to a minimum interest rate of 7.0%.  As of September 30, 2002 and December 31, 2001, there were no outstanding borrowings.  The Agreement renewed automatically for a one-year period on July 9, 2002.  The Agreement will terminate on July 9, 2003 if the Company or the lender provides written notification 90 days prior to July 9, 2003 requesting that the Agreement be terminated or at any time if either the Company or the financial institution provides written notification 90 days prior to the date they wish to terminate the Agreement.  Availability for borrowings under the line of credit, based on eligible accounts receivable and inventories, was approximately $1.7 million at September 30, 2002 and $3.6 million at December 31, 2001.

4.       SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture, for the periods ended September 30, 2002 and 2001 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Sales	$2,083	$2,248	$7,494	$6,957
Cost of sales	1,984	2,139	7,139	6,637
Gross profit	99	108	355	320
Net income	$104	$120	$372	$295

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Disposal or Exit Activities, which nullifies previous financial accounting guidance in Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring), and is effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be measured initially at fair value and recognized when the liability is incurred rather than the date a company makes a commitment to an exit plan, which was the guidance under EITF No. 94-3.  The Company does not expect adoption of SFAS No. 146 to have a material impact on our consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Disposal or Exit Activities, which nullifies previous financial accounting guidance in Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring), and is effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be measured initially at fair value and recognized when the liability is incurred rather than the date a company makes a commitment to an exit plan, which was the guidance under EITF No. 94-3.  The Company does not expect adoption of SFAS No. 146 to have a material impact on our consolidated financial position or results of operations.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts with approximately 85% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.

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

The Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2001, net sales to Callaway Golf, TaylorMade-adidas Golf and Ping represented 22%, 20% and 15% of the Company’s net sales, respectively, and the Company anticipates that these companies along with Acushnet Company will continue, collectively, to represent the largest portion of its sales in 2002.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.

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

Results of Operations

Third Quarter 2002 Compared to Third Quarter 2001

Net Sales.  Net sales decreased approximately $395,000, or 5.8%, to $6.5 million for the third quarter ended September 30, 2002 (the “2002 Period”) from $6.8 million for the third quarter ended 2001 (the “2001 Period”).  The decrease in net sales was primarily attributable to a decrease in shaft unit sales to the Company’s club manufacturer customers with the remaining decrease in net sales attributed to decreases in net sales of prepreg and hockey sticks. Shaft unit sales decreased 3.1% in the 2002 Period as compared to the 2001 Period, and the average selling price of shafts sold increased 0.6%.

Gross Profit.  Gross profit decreased approximately $230,000 or 32.3%, to $482,000 for the 2002 Period from $712,000 for the 2001 Period.  The Company’s gross profit margin decreased to 7.5% in the 2002 Period compared to 10.4% in the 2001 Period. The decrease was primarily attributed to a charge for inventory reserves in the 2002 Period, of approximately $338,000 versus a $99,000 benefit in the 2001 Period. Without the changes in inventory reserves in the 2002 Period, gross margin would have been 12.7%.

Operating Income (Loss).  Operating loss increased $226,000, or 19.0%, to an operating loss of $1.4 million for the 2002 Period from an operating loss of $1.2 million for the 2001 Period.  The increase in operating loss during the 2002 Period was primarily attributed to a decrease in gross profit and increased spending on marketing and advertising in support of the Company’s branded product line during the 2002 Period, which was somewhat mitigated by the lack of amortization expense (as a result of the write-off of goodwill and intangibles in the fourth quarter of 2001).    The Company anticipates that it will continue its marketing and advertising effort in support of its branded product, namely the Aldila One shaft.  Selling, general and administrative expense increased as a percentage of net sales to 29.4% for the 2002 Period compared to 22.7% for the 2001 Period.

Income (Loss) Before Income Taxes.  Loss before income taxes increased $183,000 to a loss of $1.4 million for the 2002 Period from a loss of $1.2 million for the 2001 Period.  The majority of the increase is attributed to the increase in loss from operations in the 2002 Period.

Income Tax Expense (Benefit).  The Company recorded an income tax benefit of $690,000 in the 2002 Period compared to an income tax benefit of $691,000 in the 2001 Period.  The effective tax rate was 49.7% for the 2002 Period compared to 57.3% for the 2001 Period.  In addition, the effective tax rate in the 2001 Period was negatively impacted by the Company’s goodwill amortization, which was non-deductible for tax purposes.

Nine Month Period in 2002 Compared to the Nine Month Period in 2001

Net Sales.  Net sales decreased $2.9 million, or 9.2%, to $28.4 million for the nine month period ended September 30, 2002 from $31.2 million for the nine month period ended September 30, 2001.  The decrease in net sales was attributed to a decrease in the average selling prices of units shipped, which was partially offset by an increase in units shipped.  Shaft unit sales increased 11.4% in 2002 compared to 2001, and the average selling price of shafts sold decreased by 18.2% in the 2002, partly as a result of a change in product mix.

Gross Profit.  Gross profit decreased $3.5 million, or 47.7%, to $3.8 million in 2002 from $7.2 million in 2001.  The decrease in gross profit was primarily attributed to a decrease in net sales.  In addition gross profit was negatively impacted by $389,000 for un-utilized carbon fiber capacity and an increase in inventory reserves in of approximately $484,000 in 2002, versus an increase of inventory reserves of approximately $35,000 in 2001.  Gross profit margin was 13.3% in 2002 as compared to 23.2% in 2001.

Operating Income (Loss).  Operating income decreased $2.1 million, or 835.8%, to an operating loss of $1.9 million in 2002 as compared to operating income of $254,000 in 2001.  The decrease in operating income was attributed to a decrease in gross profit and increased spending on marketing and advertising, which was partially mitigated by the lack of amortization expense (as a result of the write-off of goodwill and intangibles in the fourth quarter of 2001) and plant consolidation expenses in 2002 as compared to 2001.  The Company anticipates that it will continue its marketing and advertising effort in support of its branded product, namely the Aldila One shaft.  Operating income decreased as a percentage of net sales to an operating loss of 6.6% in 2002 from operating income of 0.8% in 2001.  Selling, general and administrative expense increased as a percentage of net sales to 19.9% in 2002, from 17.1% in 2001, primarily as a result of the decrease in net sales.

Income (Loss) Before Income Tax.  Income before taxes decreased $1.8 million, to a loss before taxes of $1.8 million in 2002 as compared to income of $41,000 in 2001.  The majority of the decrease is attributed to the decrease in operating income.

Income Tax Expense (Benefit).  The Company recorded an income tax benefit of $740,000 in 2002 as compared to income tax expense of $32,000 in 2001.  The Company’s effective rate was 41.0% in 2002 as compared to 78.0% in 2001.  The decrease in the effective rate is primarily attributed to the decrease in income before taxes and the lack of goodwill amortization in 2002 as compared to 2001, as the goodwill amortization was not deductible for tax purposes.  The Company should continue to realize a reduced effective tax rate to the extent that statutory income tax rates where it has foreign operations are lower than the statutory income tax rates in the United States.

Liquidity and Capital Resources

The Company’s principal source of liquidity to fund its operations in recent years has been cash flow from operations, augmented on occasion by short-term borrowings on its revolving credit facilities.  The Company has in place a $12.0 million revolving credit facility from a financial institution, which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company.  Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%, with a minimum rate of 7%. Availability for borrowings under the line of credit, based on eligible accounts receivable and inventories, was approximately $1.7 million at September 30, 2002 and $3.6 million at December 31, 2001.  The Company borrowed under the line of credit up to a maximum of $887,000 during the first quarter 2002.  There were no borrowings during the third quarter of 2002, and as of September 30, 2002 there were no outstanding borrowings under the line of credit.   The line of credit renewed effective July 9, 2002 for a one-year term and will automatically renew for one year successive terms unless terminated by either party.  Either party may terminate the line of credit agreement by giving the other party 90 days written notice prior to the renewal date.  The Company does not plan to terminate this agreement without having another facility in place and is not aware of any intention by the financial institution to terminate the agreement.  There are no termination penalties for early termination during the renewal periods.  The Company made its final $4.0 million principal payment on its senior notes on September 30, 2001.  The senior notes bore interest at 6.13%.  Semi-annual principal payments of $4.0 million, plus accrued interest, were made September 30, 1999 through September 30, 2001.

Cash (including cash equivalents) provided by operating activities during the nine month period ended 2002 was $1.9 million compared to $236,000 during the nine month period ended 2001.  The increase in cash provided by operations is attributed to the cash provided by working capital items offset by lower net income and depreciation and amortization in the 2002 period.  The Company used $300,000 for capital expenditures during the 2002 period.  Management anticipates capital expenditures to approximate $500,000 for 2002.  The Company may also incur capital expenditures over the next several years to expand and enhance the production capacity of CFT, in order to take advantage of new opportunities brought to CFT and further reduce production costs for the carbon fiber acquired by the Company, in addition to an obligation to support one half of CFT’s fixed annual cost.  The Company received a distribution from CFT in the first quarter of 2002 in the amount of $515,000, which was approved by both partners of the joint venture.  Future distributions from CFT, if any, will have to be approved by both partners of the joint venture prior to the distribution. The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability to meet its obligations at least through 2003.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the information that was disclosed in the Company’s Annual Report for the period ended December 31, 2001 filed on form 10-K.

Item 4.       Controls and Procedures

(a) Within the 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b) There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 6.        Exhibits and Reports on Form 8-K

(a) Exhibit 11.1 - Statement re:  Computation of Net Income (Loss) per Common Share

(b) Exhibit 99.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) Reports on Form 8-K:

During the fiscal quarter for which this report is filed, the Company filed the following report on Form 8-K.

(i) Form 8-K filed July 15, 2002, Item 5 Other events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

November 13, 2002	/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance Signing both in his capacity as Vice President and as Chief Accounting Officer of the Registrant

Certification Pursuant to Rules 13a-14 and 15d-14
of the 1934 Securities Exchange Act

I certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Aldila, Inc. (the registrant);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of Aldila’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Peter Mathewson
Peter Mathewson
Chief Executive Officer

I certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Aldila, Inc. (the registrant);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of Aldila’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Robert Cierzan
Robert Cierzan
Chief Financial Officer