Form 10-Q
period 2003-03-31
ALDILA INC
filed 2003-05-14
CIK 902272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

(858) 513-1801
(Registrant’s telephone no., including area code)
www.aldila.com

Not applicable

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes    ☐    No    ☒

As of May 13, 2003 there were 4,947,648 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended March 31, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,663	$3,286
Accounts receivable	5,130	4,393
Income taxes receivable	1,212	1,185
Inventories	7,772	8,538
Prepaid expenses and other current assets	313	497
Total current assets	18,090	17,899

PROPERTY, PLANT AND EQUIPMENT	5,747	6,167

INVESTMENT IN JOINT VENTURE	6,888	6,825

OTHER ASSETS	269	268

TOTAL ASSETS	$30,994	$31,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,332	$2,912
Accrued expenses	1,435	1,825
Total current liabilities	4,767	4,737

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	43	69
Total liabilities	4,810	4,806

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,947,648 shares	49	49
Additional paid-in capital	41,983	41,983
Accumulated deficit	(15,848)	(15,679)
Total stockholders’ equity	26,184	26,353

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,994	$31,159

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended March 31,
	2003	2002

NET SALES	$10,164	$11,374
COST OF SALES	8,425	9,905
Gross profit	1,739	1,469

SELLING, GENERAL AND ADMINISTRATIVE	1,926	1,689
Operating loss	(187)	(220)

OTHER EXPENSE (INCOME):
Interest expense	8	36
Other, net	30	35
Equity in earnings of joint venture	(56)	(61)

LOSS BEFORE INCOME TAXES	(169)	(230)
BENEFIT FOR INCOME TAXES	—	(32)

NET LOSS	$(169)	$(198)

NET LOSS PER COMMON SHARE	$(0.03)	$(0.04)

NET LOSS PER COMMON SHARE, ASSUMING DILUTION	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,948	4,948

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	4,948	4,948

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(169)	$(198)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	459	492
Loss (gain) on disposal of fixed assets	13	(4)
Undistributed income of joint venture, net	(63)	(54)
Changes in assets and liabilities:
Accounts receivable	(737)	(2,539)
Income taxes receivable	(27)	299
Inventories	766	1,599
Prepaid expenses and other assets	184	177
Accounts payable	420	162
Accrued expenses	(100)	(152)
Deferred tax liabilities	—	170
Deferred rent and other long-term liabilities	(26)	(1)
Net cash provided by (used for) operating activities	720	(49)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(354)	(66)
Proceeds from sales of property, plant and equipment	11	4
Distribution from joint venture	—	515
Net cash (used for) provided by investing activities	(343)	453

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	887
Payments under line of credit	—	(887)
Net cash used for financing activities	—	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	377	404
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,286	266
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,663	$670

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8	$13
Income taxes	$30	$49

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.                    Basis of Presentation

The consolidated balance sheet as of March 31, 2003 and the consolidated statements of operations and of cash flows for the three-month periods ended March 31, 2003 and 2002, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2002 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 consolidated financial statements and notes thereto.

On May 15, 2002, the Company’s Board of Directors and stockholders approved a 1-for-3 reverse stock split of the Company’s Class A Common Stock, which became effective on June 3, 2002 for stockholders of record at that date.  Stockholders’ equity has been retroactively restated to reflect the reverse stock split for all periods presented by reclassifying the paid-in capital, which resulted from the reduction in shares due to the reverse split from common stock to additional paid-in capital.  All share and per share data in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively restated to reflect the stock split for all periods presented.

At March 31, 2003, the Company has two stock-based compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value (See SFAS 148 below under Recently Issued Accounting Pronouncements).  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  Had compensation cost for the Company’s stock option awards been determined based upon the fair value at the grant date and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except for per share data):

	For the three months ended March 31,
	2003	2002
Net loss as reported	$(169)	$(198)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38)	(93)
Pro forma net loss	$(207)	$(291)

Loss per share:
Basic – as reported	$(0.03)	$(.04)
Basic – pro forma	$(0.04)	$(.06)

Diluted – as reported	$(0.03)	$(.04)
Diluted – pro forma	$(0.04)	$(.06)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans during 2002.  The fair value was estimated at $0.90 on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, volatility of 50%, risk free rate of return of 3.3% and expected lives of five years.  The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.  There have not been any options granted in 2003.

2.                    Inventories

Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$3,581	$3,226
Work in process	2,064	1,703
Finished goods	2,127	3,609
Inventories	$7,772	$8,538

3.               Accrued Expenses

	March 31, 2003	December 31, 2002
Warranty Reserve [1]	$200	$345
Plant Consolidation [2]	—	$289

[1] Warranty Reserve
Beginning Balance	$345	$485
Settlement of Warranty	(33)	(137)
Adjustments to Warranty	(112)	(3)
Ending Balance	$200	$345

[2] Plant Consolidation

Description	Reserve Balance as of December 31, 2002	Usage	Reserve Balance as of March 31, 2003
Leasehold Improvements	$305	$(305)	$—
Other (including credit for deferred rent	37	(37)	—
Lease payments (net of sublease income	(53)	53	—
Total	$289	$(289)	$—

4.                    Revolving Credit Agreement

On July 9, 1999, Aldila Golf Corp. (“Aldila Golf”), a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing.  The Agreement has a three-year term and is secured by substantially all of the assets of Aldila Golf and guaranteed by the Company.  Advances under the Agreement are made based on eligible accounts receivable and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company, subject to a minimum interest rate of 7.0%.  As of March 31, 2003 and December 31, 2002, there were no outstanding borrowings.  The Agreement renewed automatically for a one-year period on July 9, 2002, and will terminate on July 9, 2003 if the Company or the lender provides written notification 90 days prior to July 9, 2003 requesting that the Agreement be terminated or at any time if either the Company or the financial institution provides written notification 90 days prior to the date they wish to terminate the Agreement.  The Company has notified the financial institution of its intent to terminate the Agreement effective July 9, 2003.  Availability for borrowings under the line of credit, based on eligible accounts receivable and inventories, was approximately $3.0 million at March 31, 2003 and $2.9 million at December 31, 2002.

5.                    Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture, for the periods ended March 31, 2003 and 2002 is as follows (in thousands):

	Three months ended March 31,
	2003	2002
Sales	$2,407	$1,987
Cost of sales	2,299	1,894
Gross profit	108	93
Net income	$116	$102

6.                    Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the provisions of which are effective for any exit or disposal activities initiated by the Company after December 31, 2002.  SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred.

The adoption of the provisions of SFAS No. 146 will impact the measurement and timing of costs associated with any exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As the Company still uses the guidance under APB Opinion 25 to account for stock based compensation, the adoption of SFAS 148 did not have a material effect on the Company’s financial statements.

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

We have several critical accounting policies, which were discussed in the 2002 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the three months ended March 31, 2003, we did not adopt any new accounting policies that are considered critical accounting policies nor were there any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

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

Golf club companies regularly introduce new clubs, frequently containing innovations in design.  Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies.  While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that do not include the Company’s shafts will not have a negative impact on the sales of those clubs that do.  The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods when no other club offers a high level of new sales to replace the lost sales.

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

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s response has been to reduce its cost structure, principally by producing its own prepreg and by shifting the largest portion of its shaft production to its offshore facilities, while maintaining high quality and superior customer service.  The cost saving benefits of its efforts to vertically integrate its operations, particularly through carbon fiber manufacturing, have been limited somewhat due to historically low market prices for golf shaft raw materials in recent years, which, in some cases, have made carbon fiber available in the market at attractive prices when compared to the Company’s cost to purchase it from CFT.  Although the Company’s gross margins and profitability have continued to be adversely affected through this period despite its efforts, management believes that these efforts have been successful to date and are allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.  The Company continues to look for opportunities to cut costs and to increase its market share.  In an effort to reduce costs, in 2002 the Company decided to consolidate its executive offices with its manufacturing facilities in Poway, California.  The consolidation was completed during the first quarter ended March 31, 2003.

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

The Company is responding to the current prospects in its core golf shaft business in a variety of ways.  First, the Company introduced its new and innovative “One” shaft early in 2002, which management intends to use to capture a portion of the market for premium branded custom shafts, which tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  In addition to the “One” shaft, the Company continues to develop other premium branded custom shafts.  The Company cannot now predict the success of these shafts in the market, although it anticipates that if it achieves significant market acceptance, the financial benefits are not anticipated to be material until late 2003, or later.  In addition, the Company has increased its marketing and advertising spending in recent years in support of its premium branded custom offerings.  Second, the Company continues to look for opportunities to sell its prepreg to other composite materials manufacturers and to manufacture other non-golf composite materials products, such as hockey sticks.  Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas are limited and that sales of prepreg and of other composite materials products will not be material to its results of operations for at least several years.  Third, management has concluded that its ownership interest in the joint venture that operates its carbon fiber plant does not offer significant value to the Company and is seeking to sell its interest, either to its joint venture partner, SGL, or, with SGL’s consent, to a third party, so that the capital currently committed to the joint venture could be redeployed more usefully for the Company and its stockholders.  Finally, the Company continues to be receptive to other acquisition opportunities, in areas related to its core business and otherwise, in an effort to add the potential for meaningful growth in its overall profitability, although the Company is not actively seeking such opportunities at the present time.  Although management anticipates that operating cash flow levels are likely to be measurably lower for at least the next several years than was typical until a few years ago, given the absence of debt currently on the Company’s balance sheet, the Company should be able to generate cash from operations in excess of its needs during this period.  This excess operating cash could be used for research and development or marketing activities related to its current core business or to support expansion of its current businesses either internally or through acquisitions.  At present, the Company is unable to provide any assurances that it will identify and be able to negotiate a sale of its interest in the joint venture or that it will be able to successfully complete any potential acquisitions.

Results of Operations

First Quarter 2003 Compared to First Quarter 2002

Net Sales.  Net sales decreased $1.2 million, or 10.6%, to $10.2 million for the first quarter ended March 31, 2003 (the “2003 Period”) from $11.4 million for the first quarter ended 2002 (the “2002 Period”).  The decrease in net sales was primarily attributable to a decrease in golf shaft units sold, which decreased by 17.8% in the 2003 Period as compared to the 2002 Period.

The average price of shafts sold increased approximately 10.3% in the 2003 Period as compared to the 2002 Period, although the average selling price for premium shafts declined 8.9% in the 2003 Period.  The increase in average selling price was attributed to a change in the product mix.

Gross Profit.  Gross profit increased $270,000, or 18.4%, to $1.7 million for the 2003 Period from $1.5 million for the 2002 Period.  Gross profit was negatively impacted in the 2002 Period by $389,000 for un-utilized carbon fiber capacity, which the Company did not incur during the 2003 Period, with the remaining gross profit improvement in the 2003 Period attributed to an increase in sales of premium branded shafts. The Company’s gross profit margin increased to 17.1% in the 2003 Period compared to 12.9% in the 2002 Period.  The un-utilized carbon fiber charge reduced the Company’s gross profit margin by 3.4% in the 2002 Period,

Operating Loss.  Operating loss decreased $33,000, or 15.0%, to a loss of $187,000 for the 2003 Period from an operating loss of $220,000 for the 2002 Period.  Operating loss decreased as a percentage of net sales to (1.8)% in the 2003 Period compared to (1.9)% in the 2002 Period.  Selling, general and administrative expense (“SG&A”) increased by $237,000, or 14.0%, to $1.9 million for the 2003 Period compared to $1.7 million for the 2002 Period.  The increase was primarily attributed to increased marketing and advertising spending in support of the Company’s branded product. SG&A increased as a percentage of net sales to 19.0% for the 2003 Period compared to 14.9% for the 2002 Period as a result of the increase in marketing and advertising spending along with the decrease in net sales.

Loss Before Income Taxes.  Loss before income taxes decreased $61,000 to a loss before income taxes of $169,000 for the 2003 Period from a loss before income taxes of $230,000 for the 2002 Period.  The majority of the decrease was attributed to the decrease in operating loss and a decrease in interest expense in the 2003 Period as compared to the 2002 Period.

Benefit For Income Taxes.  During the fourth quarter of 2002, management determined that it was no longer more likely than not that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.  As such, the Company has not recorded a benefit for income taxes for the 2003 Period.  The Company recorded a benefit for income taxes of $32,000 in the 2002 Period.  The effective tax rate was 13.9% for the 2002 period.

Liquidity and Capital Resources

The Company has in place a $12.0 million revolving credit facility from a financial institution, which is secured by substantially all the assets of Aldila Golf and guaranteed by the Company.  Borrowings under the line of credit bear interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%, with a minimum rate of 7%. Availability for borrowings under the line of credit, based on eligible accounts receivable and inventories, was approximately $3.0 million at March 31, 2003 and $2.9 million at December 31, 2002.  The line of credit renews effective July 9, 2003, unless terminated as of that date.  Either party may terminate the line of credit agreement by giving the other party 90 days written notice prior to the renewal date.  The Company notified the financial institution of its intent to terminate the line of credit as of July 9, 2003.  The Company does not anticipate incurring any termination penalties for the termination of the line of credit.

Cash (including cash equivalents) provided by operating activities was $720,000 for the 2003 Period compared to cash used for operating activities of $49,000 in the 2002 Period. The increase in cash provided by operations was primarily attributed to the cash provided by working capital items in the 2003 Period, mainly cash provided by inventory of $766,000 in the 2003 Period. The Company used $354,000 for capital expenditures during the 2003 Period as compared to $66,000 for the 2002 Period.  The increase in capital expenditures is primarily attributed to the tenant improvements to the Company’s manufacturing facility, which enabled the Company to consolidate its executive offices into its manufacturing facility during the 2003 Period.  Management anticipates capital expenditures to approximate $670,000 for 2003.  The Company also has an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow to meet its obligations at least through 2003.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

With the exception of historical information (information relating to the Company’s financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties.  These forward-looking statements are based on management’s expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties.  The Company does not undertake any responsibility to update these statements in the future.  The Company’s actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of a variety of factors.

The Company’s Report on Form 10-K for the year ended December 31, 2002 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Business Risks” in Part I, Item 1 of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K.  The forward-looking statements in this 10-Q are particularly subject to the risks that:

•                  we will not maintain or increase our market share with our principal customers;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the information that was disclosed in the Company’s Annual Report for the period ended December 31, 2002 filed on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 2.	Changes in Securities
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	11.1	Statement re: Computation of Net Income (Loss) per Common Share

	99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K during Quarter ended March 31, 2003

No reports on Form 8-K were filed during the fiscal quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

May 13, 2003	/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance
Signing both in his capacity as
Vice President and as Chief
Accounting Officer of the Registrant

Certification Pursuant to Rules 13a-14 and 15d-14
of the 1934 Securities Exchange Act

I, Peter R. Mathewson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Aldila, Inc.;

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

Date: May 13, 2003	/s/ Peter R. Mathewson
Peter R. Mathewson
Chief Executive Officer

I , Robert J. Cierzan, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Aldila, Inc.;

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

Date: May 13, 2003	/s/ Robert J. Cierzan
Robert J. Cierzan
Chief Financial Officer