Form 10-Q
period 2003-06-30
ALDILA INC
filed 2003-08-13
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

As of August 13, 2003 there were 4,947,648 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.
Table of Contents
Form 10-Q for the Quarterly Period
Ended June 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,981	$3,286
Accounts receivable	4,443	4,393
Income taxes receivable	1,212	1,185
Inventories	6,292	8,538
Prepaid expenses and other current assets	452	497
Total current assets	17,380	17,899

PROPERTY, PLANT AND EQUIPMENT	5,432	6,167

INVESTMENT IN JOINT VENTURE	6,925	6,825

OTHER ASSETS	279	268
TOTAL ASSETS	$30,016	$31,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,712	$2,912
Accrued expenses	1,549	1,825
Total current liabilities	4,261	4,737

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	42	69
Total liabilities	4,303	4,806

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,947,648 shares	49	49
Additional paid-in capital	41,983	41,983
Accumulated deficit	(16,319)	(15,679)
Total stockholders’ equity	25,713	26,353

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,016	$31,159

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

NET SALES	$9,863	$10,551	$20,027	$21,925
COST OF SALES	8,350	8,721	16,775	18,626
Gross profit	1,513	1,830	3,252	3,299

SELLING, GENERAL AND ADMINISTRATIVE	1,976	2,064	3,902	3,753
Operating loss	(463)	(234)	(650)	(454)

OTHER EXPENSE (INCOME):
Interest expense	9	32	17	68
Other, net	15	1	45	36
Equity in earnings of joint venture	(16)	(79)	(72)	(140)

LOSS BEFORE INCOME TAXES	(471)	(188)	(640)	(418)
BENEFIT FOR INCOME TAXES	—	(18)	—	(50)

NET LOSS	$(471)	$(170)	$(640)	$(368)

NET LOSS PER COMMON SHARE	$(0.10)	$(0.03)	$(0.13)	$(0.07)

NET LOSS PER COMMON SHARE, ASSUMING DILUTION	$(0.10)	$(0.03)	$(0.13)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,948	4,948	4,948	4,948

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	4,948	4,948	4,948	4,948

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(640)	$(368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	915	982
Loss (gain) on disposal of fixed assets	18	(4)
Undistributed income of joint venture, net	(100)	(143)
Changes in assets and liabilities:
Accounts receivable	(50)	(1,397)
Income taxes receivable	(27)	179
Inventories	2,246	2,024
Prepaid expenses and other assets	7	382
Accounts payable	(200)	(229)
Accrued expenses	(14)	147
Deferred tax liabilities	—	170
Deferred rent and other long-term liabilities	16	(2)
Net cash provided by operating activities	2,171	1,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(491)	(162)
Proceeds from sales of property, plant and equipment	15	4
Distribution from joint venture	—	515
Net cash (used for) provided by investing activities	(476)	357

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	887
Repayments on line of credit	—	(887)
Net cash used for financing activities	—	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,695	2,098
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,286	266
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,981	$2,364

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17	$23
Income taxes	$62	$134

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.                                       Basis of Presentation

The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and consolidated statement of cash flows for the six-month periods of June 30, 2003 and June 30, 2002 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2002 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 consolidated financial statements and notes thereto.

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

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(471)	$(170)	$(640)	$(368)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(54)	(104)	(119)	(213)
Pro forma net loss	$(525)	$(274)	$(759)	$(581)

Loss per share:
Basic – as reported	$(0.10)	$(0.03)	$(0.13)	$(0.07)
Basic – pro forma	$(0.11)	$(0.06)	$(0.15)	$(0.12)

Diluted – as reported	$(0.10)	$(0.03)	$(0.13)	$(0.07)
Diluted – pro forma	$(0.11)	$(0.06)	$(0.15)	$(0.12)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans.  The fair value of the grants was estimated at $0.81 and $0.90, for 2003 and 2002, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, volatility of 49% and 50%, for 2003 and 2002, respectively, risk free rate of return of 2.4% and 3.3%, for 2003 and 2002, respectively and expected lives of five years.  The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.

2.                                       Inventories

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$3,032	$3,226
Work in process	1,591	1,703
Finished goods	1,669	3,609
Inventories	$6,292	$8,538

3.                                       Accrued Expenses

	June 30, 2003	December 31, 2002
Warranty Reserve [1]	$198	$345
Plant Consolidation [2]	—	$289

[1] Warranty Reserve
Beginning Balance	$345	$485
Settlement of Warranty	(45)	(137)
Adjustments to Warranty	(102)	(3)
Ending Balance	$198	$345

[2] Plant Consolidation

Description	Reserve Balance as of December 31, 2002	Usage	Reserve Balance as of June 30, 2003
Leasehold Improvements	$305	$(305)	$—
Other (including credit for deferred rent	37	(37)	—
Lease payments (net of sublease income	(53)	53	—
Total	$289	$(289)	$—

4.                                       Revolving Credit Agreement

On July 9, 1999, Aldila Golf Corp. (“Aldila Golf”), a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing.  The Agreement had a three-year term and was secured by substantially all of the assets of Aldila Golf and guaranteed by the Company.  Advances under the Agreement were made based on eligible accounts receivable and inventories of Aldila Golf and bore interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company, subject to a minimum interest rate of 7.0%.  As of June 30, 2003 and December 31, 2002, there were no outstanding borrowings.  The Agreement renewed automatically for a one-year period on July 9, 2002.  The Company has terminated the Agreement effective July 9, 2003. Availability for borrowings under the line of credit, based on eligible accounts receivable and inventories, was approximately $2.3 million at June 30, 2003 and $2.9 million at December 31, 2002.

5.                                       Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture, for the periods ended June 30, 2003 and 2002 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Sales	$1,310	$3,423	$3,717	$5,410
Cost of sales	1,254	3,261	3,553	5,155
Gross profit	56	163	164	256
Net income	$66	$168	$182	$270

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As the Company still uses the guidance under APB Opinion 25 to account for stock based compensation, the adoption of SFAS 148 did not have a material effect on the Company’s financial statements.

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

We have several critical accounting policies, which were discussed in the 2002 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the six months ended June 30, 2003, we did not adopt any new accounting policies that are considered critical accounting policies nor were there any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

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

Initially, graphite shafts were principally offered by manufacturers of higher priced, premium golf clubs, and the Company’s sales had been predominantly of premium graphite shafts.  However, over the years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market, although this growth has slowed in the last couple of years.   The Company now competes aggressively with both United States and foreign-based shaft manufacturers for premium graphite shafts and also against primarily foreign-based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment.  While the Company’s market share in the value segment is not as great as the premium segment, the Company has advanced rapidly in securing new customers in this segment.  Generally, value shafts have significantly lower selling prices than premium shafts and, as a result, contribute less to gross profit.

The Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2002, net sales to Callaway Golf, Acushnet Company and TaylorMade-adidas Golf represented 22%, 21% and 13% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2003.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.

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

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s response has been to reduce its cost structure, principally by producing its own prepreg and by shifting the largest portion of its shaft production to its offshore facilities, while maintaining high quality and superior customer service.  The cost saving benefits of its efforts to vertically integrate its operations, particularly through carbon fiber manufacturing, have been limited somewhat due to historically low market prices for golf shaft raw materials in recent years, which, in some cases, have made carbon fiber available in the market at attractive prices when compared to the Company’s cost to purchase it from CFT.  Although the Company’s gross margins and profitability have continued to be adversely affected through this period despite its efforts, management believes that these efforts have been successful to date and are allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.  The Company continues to look for opportunities to cut costs and to increase its market share.  In an effort to reduce costs, in 2002 the Company decided to consolidate its executive offices with its manufacturing facilities in Poway, California.  The consolidation was completed during the first quarter ended March 31, 2003.  Based upon a Board of Directors led initiative, in an effort to further reduce costs, the Company has reviewed and, where appropriate, adjusted its contractual arrangements with providers of legal, accounting, insurance, banking and other administrative support services.

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

The Company is responding to the current prospects in its core golf shaft business in a variety of ways.  First, the Company introduced its new and innovative “One” shaft early in 2002, which management intends to use to capture a portion of the market for premium branded custom shafts, which tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  In addition to the “One” shaft, the Company continues to develop other premium branded custom shafts.  The Company previewed its NV Prototype shaft at the 2003 PGA Merchandise Show in January 2003 and began shipping the NV Prototype during the second quarter through OEM custom club departments and distributors. The Company cannot now predict the success of these shafts in the market, although it anticipates that if it achieves significant market acceptance, the financial benefits are not anticipated to be material until late 2003, or later.  In addition, the Company has increased its marketing and advertising spending in recent years in support of its premium branded custom offerings.  Second, the Company continues to look for opportunities to sell its prepreg to other composite materials manufacturers and to manufacture other non-golf composite materials products, such as hockey sticks and hockey blades.  Although the Company has achieved some success in these areas, in particular, with respect to sales of hockey sticks to Mission Hockey, management continues to believe that the growth opportunities in these areas are limited and that sales of prepreg and of other composite materials products will not be material to its results of operations for at least several years. Third, management has concluded that its ownership interest in the joint venture that operates its carbon fiber plant does not offer significant value to the Company and is seeking to sell its interest to its joint venture partner, SGL.  Aldila announced on June 23, 2003 that it had reached a tentative agreement, subject to conditions, and entered into a non-binding letter of intent with its joint venture partner SGL to sell its interest in CFT to SGL.  The potential transaction is subject to satisfaction of certain conditions, some of which are beyond Aldila’s control, including negotiation of definitive agreements satisfactory to the parties and the requirement that SGL enter into various agreements with third parties.  Finally, the Company continues to be receptive to other acquisition opportunities, in areas related to its core business and otherwise, in an effort to add the potential for meaningful growth in its overall profitability, although the Company is not actively seeking such opportunities at the present time.  Although management anticipates that operating cash flow levels are likely to be measurably lower for at least the next several years than was typical until a few years ago, given the absence of debt currently on the Company’s balance sheet, the Company should be able to generate cash from operations in excess of its needs during this period.  This excess operating cash could be used for research and development or marketing activities related to its current core business or to support expansion of its current businesses either internally or through acquisitions.  At present, the Company is unable to provide any assurances that it will identify and be able to negotiate a sale of its interest in the joint venture or that it will be able to successfully complete any potential acquisitions.

Results of Operations

Second Quarter 2003 Compared to Second Quarter 2002

Net Sales.  Net sales decreased $688,000, or 6.5%, to $9.9 million for the second quarter ended June 30, 2003 (the “2003 Period”) from $10.6 million for the second quarter ended 2002 (the “2002 Period”).  The decrease in net sales was primarily attributable to a decrease in golf shaft units sold, which decreased by 18.2% in the 2003 Period as compared to the 2002 Period.  The average price of shafts sold increased approximately 3.3% in the 2003 Period as compared to the 2002 Period. The decrease in net sales attributed to the decrease in shafts units sold was somewhat mitigated by the increase in other revenues, primarily related to an increase in sales of hockey sticks to Mission Hockey.

Gross Profit.  Gross profit decreased $317,000, or 17.3%, to $1.5 million for the 2003 Period from $1.8 million for the 2002 Period.  The Company’s gross profit margin decreased to 15.3% in the 2003 Period compared to 17.3% in the 2002 Period.  The gross profit was negatively impacted by an increase in inventory reserves of  $427,000 as well as selling some older inventory below production costs.

Operating Loss.  Operating loss increased $229,000, or 97.9%, to a loss of $463,000 for the 2003 Period from an operating loss of $234,000 for the 2002 Period.  Operating loss increased as a percentage of net sales to 4.7% in the 2003 Period compared to 2.2% in the 2002 Period.  Selling, general and administrative expense (“SG&A”) decreased by $88,000, or 4.3%, to $2.0 million for the 2003 Period compared to $2.1 million for the 2002 Period.  The decrease was primarily attributed to a decrease in administrative expenses, which included the consolidation of our headquarter operations and lowering administrative expenses at our foreign operations.  This decrease was somewhat mitigated by increased marketing and advertising spending in support of the Company’s branded product. SG&A increased as a percentage of net sales to 20.0% for the 2003 Period compared to 19.6% for the 2002 Period.

Loss Before Income Taxes.  Loss before income taxes increased $283,000 to a loss before income taxes of $471,000 for the 2003 Period from a loss before income taxes of $188,000 for the 2002 Period.  The majority of the increase was attributed to the increase in operating loss.

Benefit For Income Taxes.  During the fourth quarter of 2002, management determined that it was no longer more likely than not that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.  As such, the Company has not recorded a benefit for income taxes for the 2003 Period.  The Company recorded a benefit for income taxes of $18,000 in the 2002 Period.  The effective tax rate was 9.6% for the 2002 period.

Six Month Period in 2003 Compared to the Six Month Period in 2002

Net Sales.  Net sales decreased $1.9 million, or 8.7%, to $20.0 million for the six-month period ended June 30, 2003 from $21.9 million for the six-month period ended June 30, 2002.  The decrease in net sales was attributed to a decrease in units shipped, which was partially offset by an increase in the average selling price of shafts sold.  Shaft unit sales decreased 18.0% in 2003 compared to 2002, and the average selling price of shafts sold increased 4.2%.  The increase in average selling price was attributed to a change in product mix.

Gross Profit.  Gross profit decreased $47,000 or 1.4%, to $3.3 million in 2003 from $3.3 million in 2002.  Gross profit was negatively impacted by an increase in inventory reserves during the six-month period ended 2003.  In 2002, gross profit was negatively impacted by $389,000 for un-utilized carbon fiber capacity.  Gross profit margin was 16.2% in 2003 as compared to 15.0% in 2002.

Operating Loss.  Operating loss increased $196,000, or 43.2%, to an operating loss of $650,000 in 2003 as compared to an operating loss of $454,000 in 2002.  The increase in operating loss was mainly attributed to an increase of marketing and advertising expenses in 2003 in support of the Company’s premium branded product line.  Advertising and marketing expenses increased by $387,000 in 2003 as compared to 2002, which was slightly offset by a decrease in administrative expenses.  The Company anticipates that it will further reduce its administrative expenses in the areas of accounting, legal, banking and corporate services, however, the Company does not anticipate this reduction to be realized until 2004.  Operating loss increased as a percentage of net sales to an operating loss of 3.2% in 2003 compared to 2.1%

in 2002.  SG&A expense increased $149,000 in 2003.  SG&A expense increased as a percentage of net sales to 19.5% in 2003, from 17.1% in 2002.

Loss Before Income Tax.  Loss before income taxes increased $222,000, or 53.1%, to a loss before taxes of $640,000 in 2003 as compared to a loss of $418,000 in 2002.  The majority of the increase is attributed to the increase in operating loss.

Benefit For Income Taxes.  During the fourth quarter of 2002, management determined that it was no longer more likely than not that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.  As such, the Company has not recorded a benefit for income taxes for the 2003 Period.  The Company recorded an income tax benefit of $50,000 in 2002.  The Company’s effective tax rate was 12.0% in 2002.

Liquidity and Capital Resources

As of June 30, 2003, the Company had in place a $12.0 million revolving credit facility from a financial institution, which was secured by substantially all the assets of Aldila Golf and guaranteed by the Company. Borrowings under the line of credit bore interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%, with a minimum rate of 7%. Availability for borrowings under the line of credit, based on eligible accounts receivable and inventories, was approximately $2.3 million at June 30, 2003 and $2.9 million at December 31, 2002. The line of credit was to renew effective July 9, 2003, unless terminated as of that date.  The Company notified the financial institution of its intent to terminate the line of credit as of July 9, 2003. The Company did not incur any termination penalties for the termination of the line of credit.

On June 27, 2003, the Company announced that its Board of Directors authorized a stock repurchase program whereby shares of its common stock may be purchased up to a total of $1.5 million as business conditions warrant. Under the program, the stock may be repurchased on the open market and through privately negotiated transactions from time to time at management’s discretion. The Company has repurchased approximately 14,800 shares at prices from $1.70 to $2.03 per share, for a total cash consideration of approximately $26,300, between July 1, 2003 and August 11, 2003.

As of June 30, 2003, the Company had cash and cash-equivalents of approximately $4.9 million. Cash (including cash equivalents) provided by operating activities was $2.2 million for the six-month period ended June 30, 2003 compared to cash provided by operating activities of $1.7 million in the comparable period last year. The increase in cash provided by operations in 2003 was primarily attributed to the cash provided by working capital items. The Company used $491,000 for capital expenditures during the first six months of 2003 as compared to $162,000 for the first six months of 2002. The increase in capital expenditures is primarily attributed to the tenant improvements to the Company’s manufacturing facility, which enabled the Company to consolidate its executive offices into its manufacturing facility during the first quarter of 2003. Management anticipates capital expenditures to approximate $670,000 for all of 2003.  The

Company also has an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow, to meet its obligations for at least the next twelve months through June 30, 2004.  The Company may from time to time consider the acquisition of businesses.

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

•                  new product offerings, including the Aldila One shaft and Aldila NV shaft and product offerings outside the golf industry, will not achieve success with consumers or OEM customers;

•                  our business with Mission Hockey will not continue to grow;

•                  we will not achieve success marketing shafts to club assemblers based in China;

•                  our international operations will be adversely affected by political instability, currency fluctuation, export/import regulation and other risks typical of multi-national operations, particularly those operating in less developed countries;

•                  the anticipated transfer of our equity interest in CFT to Aldila’s joint venture partner, SGL Carbon Fibers and Composites, Inc., will fail to occur;

•                  CFT will be unsuccessful as a result, for example, of internal operational problems, raw material supply problems, changes in demand for carbon fiber based products, or difficulties in operating a joint venture, and attractive strategic alternatives will not be available to us on desirable terms; and

•                  a general decrease in stock market prices would affect the price of our stock.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the information that was disclosed in the Company’s Annual Report for the period ended December 31, 2002 filed on Form 10-K.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer (CEO) and the Company’s Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

Not applicable.

Item 2.             Changes in Securities

Not applicable.

Item 3.             Defaults Upon Senior Securities

Not applicable.

Item 4.             Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 14, 2003. At the Annual Meeting two items were submitted to a vote of the stockholders of the Company and were approved:

1)  The election of the directors to serve until the next Annual Meeting of Stockholders. Votes cast for each director, as well as votes withheld are as follows:

NAME	FOR	WITHHELD

Thomas A. Brand	4,076,501	457,409
Peter R. Mathewson	3,987,241	546,669
Lloyd I. Miller, III	4,077,200	456,710
Bryant R. Riley	4,076,983	456,927

2)  The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003.  4,090,731 votes were cast for ratification of Deloitte & Touche LLP, 423,662 votes were cast against and there were 19,517 abstentions.

3)  In their discretion, the Proxies were authorized to vote upon such other business as may properly come before the meeting or any other adjournment thereof.  The following votes were received: 3,869,043 votes for, 663,079 votes against and 1,788 votes abstained.

Item 5.             Other Information

Not applicable.

Item 6.             Exhibits and Reports on Form 8-K

(a)                      Exhibits

11.1	Statement re: Computation of Net Income (Loss) per Common Share

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                     Reports on Form 8-K during Quarter ended June 30, 2003

On April 7, 2003, the Company filed a Form 8-K announcing that several of the Company’s existing board members at that time would not stand for reelection to the Board of Directors of the Company at the Company’s Annual Stockholders’ Meeting on May 14, 2003.

On May 1, 2003, the Company furnished a Form 8-K regarding its financial results for the first quarter of 2003.

On May 23, 2003, the Company filed a Form 8-K announcing the change of the Company’s independent accountant from Deloitte & Touche LLP to Peterson & Co.  On May 29, 2003, the Company filed an amendment to its prior Form 8-K filed on May 23, 2003.

On June 27, 2003, the Company filed a Form 8-K announcing that (i) on June 23, 2003 it reached a tentative agreement and entered into a non-binding letter of intent to divest its ownership interest in Carbon Fiber Technology and (ii) it issued a press release on June 27, 2003 announcing that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase shares of its common stock worth up to a total of $1.5 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003	ALDILA, INC.

/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance Signing both in his capacity as Vice President and as Chief Accounting Officer of the Registrant