Form 10-Q
period 2003-09-30
ALDILA INC
filed 2003-11-13
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

As of November 13, 2003 there were 4,897,449 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,044	$3,286
Accounts receivable	3,311	4,393
Income taxes receivable	1,183	1,185
Inventories	7,193	8,538
Prepaid expenses and other current assets	411	497
Total current assets	18,142	17,899

PROPERTY, PLANT AND EQUIPMENT	5,126	6,167
INVESTMENT IN JOINT VENTURE	6,978	6,825
OTHER ASSETS	259	268
TOTAL ASSETS	$30,505	$31,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,941	$2,912
Accrued expenses	1,658	1,825
Total current liabilities	4,599	4,737

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	41	69
Total liabilities	4,640	4,806

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,927,449 shares in 2003 and 4,947,648 shares in 2002, respectively	49	49
Additional paid-in capital	41,946	41,983
Accumulated deficit	(16,130)	(15,679)
Total stockholders’ equity	25,865	26,353

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,505	$31,159

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

NET SALES	$7,995	$6,450	$28,022	$28,375
COST OF SALES	6,102	5,968	22,877	24,594
Gross profit	1,893	482	5,145	3,781

SELLING, GENERAL AND ADMINISTRATIVE	1,741	1,897	5,643	5,650
Operating income (loss)	152	(1,415)	(498)	(1,869)

OTHER EXPENSE (INCOME):
Interest expense	2	17	19	85
Other, net	(2)	9	43	45
Equity in earnings of joint venture	(37)	(52)	(109)	(192)

INCOME (LOSS) BEFORE INCOME TAXES	189	(1,389)	(451)	(1,807)
BENEFIT FOR INCOME TAXES	—	(690)	—	(740)

NET INCOME (LOSS)	$189	$(699)	$(451)	$(1,067)

NET INCOME (LOSS) PER COMMON SHARE	$0.04	$(0.14)	$(0.09)	$(0.22)

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION	$0.04	$(0.14)	$(0.09)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,932	4,948	4,942	4,948

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	4,952	4,948	4,942	4,948

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(451)	$(1,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,351	1,451
Loss (gain) on disposal of fixed assets	17	(13)
Undistributed income of joint venture, net	(153)	(198)
Changes in assets and liabilities:
Accounts receivable	1,082	1,099
Income taxes receivable	2	(802)
Inventories	1,345	1,679
Prepaid expenses and other assets	54	706
Accounts payable	29	(762)
Accrued expenses	95	(170)
Deferred tax liabilities	—	(57)
Deferred rent and other long-term liabilities	15	(3)
Net cash provided by operating activities	3,386	1,863

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(607)	(300)
Proceeds from sales of property, plant and equipment	16	16
Distribution from joint venture	—	515
Net cash (used for) provided by investing activities	(591)	231

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	887
Repayments on line of credit	—	(887)
Repurchases of common stock	(37)	—
Net cash used for financing activities	(37)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,758	2,094
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,286	266
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,044	$2,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$22	$34
Income taxes	$148	$215

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.       Basis of Presentation

The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and consolidated statements of cash flows for the nine-month periods of September 30, 2003 and September 30, 2002 are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2002 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 consolidated financial statements and notes thereto.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income(loss) as reported	$189	$(699)	$(451)	$(1,067)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(46)	(87)	(163)	(299)
Pro forma net income(loss)	$143	$(786)	$(614)	$(1,366)

Income(loss) per share:
Basic – as reported	$0.04	$(0.14)	$(0.09)	$(0.22)
Basic – pro forma	$0.03	$(0.16)	$(0.12)	$(0.28)

Diluted – as reported	$0.04	$(0.14)	$(0.09)	$(0.22)
Diluted – pro forma	$0.03	$(0.16)	$(0.12)	$(0.28)

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

2.       Inventories

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$3,912	$3,226
Work in process	1,408	1,703
Finished goods	1,873	3,609
Inventories	$7,193	$8,538

3.               Accrued Expenses

	September 30, 2003	December 31, 2002
Warranty Reserve [1]	$190	$345
Plant Consolidation [2]	—	$289

[1] Warranty Reserve
Beginning Balance	$345	$485
Settlement of Warranty	(83)	(137)
Adjustments to Warranty	(72)	(3)
Ending Balance	$190	$345

[2] Plant Consolidation

Description	Reserve Balance as of December 31, 2002	Usage	Reserve Balance as of September 30, 2003
Leasehold Improvements	$305	$(305)	$—
Other (including credit for deferred rent)	37	(37)	—
Lease payments (net of sublease income)	(53)	53	—
Total	$289	$(289)	$—

4.               Revolving Credit Agreement

On July 9, 1999, Aldila Golf Corp. (“Aldila Golf”), a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with a financial institution which provided Aldila Golf with up to $12.0 million in secured financing.  The Agreement initially had a three-year term and was secured by substantially all of the assets of Aldila Golf and guaranteed by the Company.  The Company terminated the Agreement effective July 9, 2003.  Management does not currently intend to replace the Agreement with another credit Agreement.

5.                    Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture, for the periods ended September 30, 2003 and 2002 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Sales	$1,599	$2,083	$5,316	$7,493
Cost of sales	1,511	1,984	5,065	7,139
Gross profit	88	99	251	354
Net income	$97	$104	$278	$375

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

We have several critical accounting policies, which were discussed in the 2002 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the nine months ended September 30, 2003, we did not adopt any new accounting policies that are considered critical accounting policies nor were there any significant changes related to our critical accounting policies that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 80% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.

Initially, graphite shafts were principally offered by manufacturers of higher priced, premium golf clubs, and the Company’s sales had been predominantly of premium graphite shafts.  However, over the years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market, although this growth has slowed in the last couple of years.   The Company now competes aggressively with both United States and foreign-based shaft manufacturers for premium graphite shafts and also against primarily foreign-based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment.  While the Company’s market share in the value segment is not as great as the premium segment, in the past the Company has advanced rapidly in securing new customers in this segment.  Generally, value shafts have significantly lower selling prices than premium shafts and, as a result, contribute less to gross profit.

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

In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  Most of its production of prepreg is used internally by the Company, with the remainder sold to other composite materials manufacturers.  The Company does not expect third party sales of prepreg to have a significant financial impact on the Company for at least the next several years.  In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber.  During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts.  During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products.  On

October 29, 1999, SGL Carbon Fibers and Composite, Inc. (“SGL”) purchased a 50% interest in the Company’s carbon fiber manufacturing operation.  The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners.  The Company and SGL also entered into supply agreements with the new entity, CFT, for the purchase of carbon fiber at cost plus an agreed-upon mark-up.  The Company and SGL are each responsible to bear 50% of the fixed costs to operate the facility as a term of this supply agreement.  Profits and losses of CFT are shared equally by the partners.  The carbon fiber from this facility is primarily consumed by the joint venture partners: however, if any excess carbon fiber is produced at this facility, it could be marketed for sale to unrelated third parties.  The Company continues to use its share of the output of this facility to satisfy a significant portion of its internal demand for carbon fiber.

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture partners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs at the present time in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain competitive prices for its products.  Although third party sales of carbon fiber could help justify high production levels and thus help control unit production costs, the weakness of the carbon fiber market and the overall excess capacity in the industry means that third party sales at CFT are not likely to be significant at least until the overall market improves significantly.  Third party sales at CFT have not had a significant effect on either its sales or profitability.

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

The Company is responding to the current prospects in its core golf shaft business in a variety of ways.  First, the Company introduced its new and innovative “One” shaft early in 2002, which management intends to use to capture a portion of the market for premium branded custom shafts, which tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  In addition to the “One” shaft, the Company continues to develop other premium branded custom shafts.  The Company previewed its NVTM Prototype shaft at the 2003 PGA Merchandise Show (“PGA Show”) in January 2003 and began shipping the NVTM Prototype during the second quarter through OEM custom club departments and distributors.  The NVTM will be offered as a custom upgrade option for 2004 by virtually every major golf club OEM and several companies have chosen to offer it for stock custom programs, which have a strong retail presence.  Worldwide professional tour use of the NVTM continues to grow.  Since its introduction at the PGA Show, NVTM has become one of the leading shaft models on the PGA Tour and has shown a commanding presence in the Nationwide Tour counts.  Numerous tour victories, including the 2003 British Open, have positioned NVTM near the top of this highly competitive market.  The Company is currently developing future products that will be introduced into this highly competitive premium branded custom shaft market.  In addition, the Company has increased its marketing and advertising spending in recent years in support of its premium branded custom offerings.

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

Third, management has concluded that its ownership interest in the joint venture that operates its carbon fiber plant does not offer significant value to the Company and on June 23, 2003 Aldila announced that it had reached a tentative agreement, subject to conditions, and entered into a non-binding letter of intent with its joint venture partner SGL to sell its interest in CFT to SGL.  The potential transaction is subject to satisfaction of certain conditions, some of which are beyond Aldila’s control, including negotiation of definitive agreements satisfactory to the parties and the requirement that SGL enter into various agreements with third parties.  The potential transaction to sell its interest in CFT to SGL is currently on hold. The Company announced on September 17, 2003 that CFT had signed a non-binding letter of interest to sell selected assets, including property, plant, equipment, and know-how to an independent third party at a price to be negotiated.  The non-binding letter of interest contains a standstill period until October 20, 2003, and presently anticipates closing before December 31, 2003 if the transaction is consummated.  The Company is still currently negotiating with the independent third party.

Finally, the Company continues to be receptive to acquisition opportunities, in areas related to its core business and otherwise, in an effort to add the potential for meaningful growth in its overall profitability, although the Company is not actively seeking such opportunities at the present time.  Although management anticipates that operating cash flow levels are likely to be measurably lower for at least the next several years than was typical until a few years ago, given the absence of debt currently on the Company’s balance sheet, the Company anticipates that it can generate cash from operations in excess of its historical needs during this period.  This excess operating cash could be used for research and development or marketing activities related to its current core business or to support expansion of its current businesses either internally or through acquisitions.  At present, the Company is unable to provide any assurances that it will identify and be able to negotiate a sale of its interest in the joint venture or that it will be able to successfully complete any potential acquisitions.

Results of Operations

Third Quarter 2003 Compared to Third Quarter 2002

Net Sales.  Net sales increased $1.5 million, or 24.0%, to $8.0 million for the third quarter ended September 30, 2003 (the “2003 Period”) from $6.5 million for the third quarter ended 2002 (the “2002 Period”).  The increase in net sales was primarily attributable to an increase in average selling price of shafts sold, which, in turn, was reflective of a change in product mix, and somewhat mitigated by a decrease in golf shaft units sold, which decreased by 5.3% in the 2003 Period as compared to the 2002 Period.  The average price of shafts sold increased approximately 20.9% in the 2003 Period as compared to the 2002 Period. The increase in the average selling price was attributed to selling more premium shaft units and a reduction in value shaft units sold in the 2003 quarter.  Sales of value golf shaft units, which have the lowest gross margins, decreased by 45.1% but were somewhat offset by a 12.3% increase in sales of premium shaft units.  In addition, other revenues increased in the quarter, primarily related to sales of hockey products to Mission Hockey.

Gross Profit.  Gross profit increased $1.4 million, or 292.7%, to $1.9 million for the 2003 Period from $482,000 for the 2002 Period.  The Company’s gross profit margin increased to 23.7% in the 2003 Period compared to 7.5% in the 2002 Period.  The increase in gross profit was primarily attributed to an increase in net sales.  In addition, the 2002 Period was negatively impacted by a charge for inventory reserves in the amount of $338,000.

Operating Income(Loss).  Operating income increased $1.6 million, or 110.7%, to income of $152,000 for the 2003 Period from an operating loss of $1.4 million for the 2002 Period.  The increase in operating income was primarily attributed to an increase in gross profit.  Selling, general and administrative expense (“SG&A”) decreased by $156,000, or 8.2%, to $1.7 million for the 2003 Period compared to $1.9 million for the 2002 Period.  The decrease was attributed to a decrease in administrative expenses, which was partially offset by an increase in marketing expense.   SG&A decreased as a percentage of net sales to 21.8% for the 2003 Period compared to 29.4% for the 2002 Period.

Income(Loss) Before Income Taxes.  Income before income taxes increased $1.6 million to   income before taxes of $189,000 for the 2003 Period from a loss before income taxes of $1.4 million for the 2002 Period.  The majority of the increase was attributed to the increase in operating income.

Benefit For Income Taxes.  During the fourth quarter of 2002, management determined that it was no longer more likely than not that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.  As such, the Company has not recorded a benefit for income taxes for the 2003 Period.  The Company recorded a benefit for income taxes of $690,000 in the 2002 Period.  The effective tax rate was 49.7% for the 2002 period.

Nine-Month Period in 2003 Compared to the Nine-Month Period in 2002

Net Sales.  Net sales decreased $353,000, or 1.2%, to $28.0 million for the nine-month period ended September 30, 2003 from $28.4 million for the nine-month period ended September 30, 2002.  The decrease in net sales was attributed to a decrease in units shipped, which was partially offset by an increase in the average selling price of shafts sold and an increase in other revenues in the quarter, which was primarily attributed to sales of hockey products to Mission Hockey.  Shaft unit sales decreased 16.4% in 2003 compared to 2002, and the average selling price of shafts sold increased 10.1% during the same period.  The increase in average selling price was attributed to a change in product mix.

Gross Profit.  Gross profit increased $1.4 million, or 36.1%, to $5.1 million in 2003 from $3.8 million in 2002.  Gross profit was negatively impacted by an increase in inventory reserves of approximately $427,000 during the nine-month period ended 2003.  In 2002, gross profit was negatively impacted by $389,000 for un-utilized carbon fiber capacity and approximately $484,000 related to a charge for inventory reserves.  Gross profit margin was 18.4% in 2003 as compared to 13.3% in 2002.

Operating Loss.  Operating loss decreased $1.4 million, or 73.4%, to an operating loss of $498,000 in 2003 as compared to an operating loss of $1.9 million in 2002.  The decrease in operating loss was mainly attributed to an increase in gross profit.  SG&A remained relatively flat in 2003 compared to 2002, however the components of SG&A changed.  There was a decrease in administrative expenses that was offset by an increase in marketing and advertising expenses in 2003, which was in support of the Company’s premium branded product line.  The Company anticipates that it will continue to support its premium branded product line in the future at a comparable level of spending as it has in 2003.  The Company anticipates that it will further reduce its administrative expenses in the areas of accounting, legal, banking and corporate services, however, the Company does not anticipate this reduction to be realized until 2004.  Operating loss decreased as a percentage of net sales to an operating loss of 1.8% in 2003 compared to 6.6% in 2002.  SG&A expense increased as a percentage of net sales to 20.1% in 2003, from 19.9% in 2002.

Loss Before Income Tax.  Loss before income taxes decreased $1.4 million, or 75.0%, to a loss before taxes of $451,000 in 2003 as compared to a loss before taxes of $1.8 million in 2002.  The majority of the decrease is attributed to the decrease in operating loss.

Benefit For Income Taxes.  During the fourth quarter of 2002, management determined that it was no longer more likely than not that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.  As such, the Company has not recorded a benefit for income taxes for 2003.  The Company recorded an income tax benefit of $740,000 in 2002.  The Company’s effective tax rate was 41.0% in 2002.

Liquidity and Capital Resources

As of June 30, 2003, the Company had in place a $12.0 million revolving credit facility from a financial institution, which was secured by substantially all the assets of Aldila Golf and guaranteed by the Company. Borrowings under the line of credit bore interest, at the election of the Company, at the bank reference rate or at the adjusted Eurodollar rate plus 2.5%, with a minimum rate of 7%.  The Company terminated the line of credit effective July 9, 2003. The Company did not incur any termination penalties for the termination of the line of credit.  The Company currently does not anticipate replacing the terminated credit facility with another credit facility.

On June 27, 2003, the Company announced that its Board of Directors authorized a stock repurchase program whereby shares of its common stock may be purchased up to a total of $1.5 million as business conditions warrant. Under the program, the stock may be repurchased on the open market and through privately negotiated transactions from time to time at management’s discretion. The Company has repurchased 20,199 shares at prices ranging between $1.70 to $2.07 per share, for a total cash consideration of approximately $37,500, during the third quarter of 2003.

As of September 30, 2003, the Company had cash and cash-equivalents of approximately $6.0 million. Cash (including cash equivalents) provided by operating activities was $3.4 million for the nine-month period ended September 30, 2003 compared to cash provided by operating activities of $1.9 million in the comparable period last year. The increase in cash provided by operations in 2003 was primarily attributable to a decrease in net loss and an increase in cash provided by working capital items. The Company used $607,000 for capital expenditures during the first nine months of 2003 as compared to $300,000 for the first nine months of 2002. The increase in capital expenditures is primarily attributed to the tenant improvements to the Company’s manufacturing facility, which enabled the Company to consolidate its executive offices into its manufacturing facility during the first quarter of 2003. Management anticipates capital expenditures to approximate $670,000 for all of 2003.  The Company also has an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow, to meet its obligations for at least the next twelve months through September 30, 2004.

Seasonality

Because the Company’s customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company’s operating results have been affected by seasonal demand for golf clubs, which has generally resulted in the highest sales occurring in the first quarter. The timing of customers’ new product introductions has at times mitigated the impact of seasonality in recent years.

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

•                  the market for graphite shafts will continue to be extremely competitive, affecting selling prices and profitability;

•                  our principal customers will be unwilling to satisfy a greater portion of their demand with shafts manufactured in China instead of in the United States or Mexico;

•                  our product offerings, including the Aldila One shaft and Aldila NVTM shaft and product offerings outside the golf industry, will not achieve success with consumers or OEM customers;

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

•                  that the sale of the selected assets of CFT to a third party is not consummated;

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

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)	Exhibits

	11.1	Statement re: Computation of Net Income (Loss) per Common Share

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during Quarter ended September 30, 2003

On July 30, 2003, the Company furnished a Form 8-K regarding its financial results for the second quarter and six-month period ended June 30, 2003.

On September 17, 2003, the Company filed a Form 8-K announcing that CFT has signed a non-binding letter of interest to sell selected assets, including property, plant, equipment, and know-how to an independent third party at a price to be negotiated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 13, 2003	ALDILA, INC.

/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance
Signing both in his capacity as Vice President and as Chief Accounting Officer of the Registrant