Form 10-K
period 2003-12-31
ALDILA INC
filed 2004-03-30
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Company’s voting stock held by non-affiliates of the Company as of June 30, 2003 was approximately $6.0 million.

As of March 23, 2004, there were 4,849,149 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated into this report by reference:

Part III, Items 10, 11, 12, 13 and 14.  The Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

ALDILA, INC.

Report on Form 10-K

For the Fiscal Year Ended December 31, 2003

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

Item 1.  Business

General

Aldila, Inc. (“Aldila” or the “Company”) is a leading designer and manufacturer of high-quality innovative graphite (carbon fiber-based composite) golf shafts in the United States today and has maintained this position for over a decade.  Aldila conducts its operations through its subsidiaries, Aldila Golf Corp. (“Aldila Golf”) and Aldila Materials Technology Corp. Aldila enjoys strong relationships with most major domestic and many foreign golf club manufacturers including Callaway, TaylorMade-addidas Golf, Ping and Acushnet Company.  Aldila believes that it is one of the few independent shaft manufacturers with the technical and production expertise required to produce high-quality graphite shafts in quantities sufficient to meet demand.  The Company’s current golf shaft product lines consist of Aldila branded products designed for custom club makers, as well as custom shafts developed in conjunction with its major customers. These product lines are designed to improve the performance of any level of golfer from novice to tour professional.

In 1994, the Company started production of its principal raw material for shafts, graphite prepreg, which consists of sheets of carbon fibers combined with epoxy resin.  See “Manufacturing—Raw Materials.”  The Company now produces substantially all of its graphite prepreg requirements internally.

In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber an effort to further vertically integrate its manufacturing operations.  On October 29, 1999, SGL Carbon Fibers and Composites, Inc. (“SGL”) purchased a 50% interest in the Company’s carbon fiber manufacturing operation.  The Company and SGL entered into an agreement to operate the facility through a limited liability company with equal ownership interests between the joint venture partners.  The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC (“CFT”), for the purchase of carbon fiber at cost plus an agreed-upon mark-up.  Profits and losses of CFT are shared equally by the partners.  On February 11, 2004, the Company announced that the Company and SGL entered into a non-binding letter of intent to sell selected assets, including property, plant, equipment and know-how to an independent third party.  If the transaction is completed, the Company and SGL would share equally in the net proceeds.

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

Most golf clubs being sold today have shafts constructed from steel or graphite, although limited numbers are also manufactured from other materials.  Graphite shafts were introduced in the early 1970’s as the first major improvement in golf shaft technology since steel replaced wood in the 1930’s.  The first graphite shafts had significant torque (twisting force) and appealed primarily to weaker-swinging players desiring greater distance.  Graphite shaft technology has subsequently improved so that shafts can now be designed for golfers at all skill levels.  Unlike steel shafts, the design of graphite shafts is easier to alter with respect to weight, flex, flex location and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved “feel” to the golfer.  The improvements in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics for many golfers compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods.  Graphite continues to dominate  the professional and consumer wood club market, with over 94% of new woods purchased in 2003 including graphite shafts.   The acceptance of graphite shafts in irons has not achieved the same success as woods, and acceptance in irons has declined somewhat in recent years.  In 2003, approximately 27% of new irons purchased were graphite shafted.    Since many golfers consider professionals to be “opinion leaders,” increased acceptance and use of graphite shafts in irons by professionals would help broaden the overall graphite market.

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

The Company’s shafts, which constituted approximately 89% of net sales in the year ended December 31, 2003, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs.  The Company’s branded models are typically sold to golf club manufacturers, distributors and golf pro and repair shops and are used either to assemble a new custom club from selected components or as an after market re-shaft of existing clubs.  The Company also helps develop cosmetic designs to give the customer’s golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics.  The prices of Aldila shafts typically range from $3 to $30.

The Company introduced an innovative proprietary design, the Aldila “One” shaft during 2002.  The Company believes that this is the first shaft design to feature multiple segments, each with separate design characteristics, which allows for more precise performance optimization than the traditional graphite shaft design, which embodies only one set of design characteristics over its entire length.  The One shaft is offered through distribution to the custom club market and possibly directly to consumers. It will also be included as a custom option by certain of its golf club manufacturer customers.  In 2003, the Company introduced the NV Prototype at the 2003 PGA Merchandise Show in January 2003 and subsequently changed it to the NVTM.   The NVTM features the Company’s exclusive Micro Laminate Technology – patent pending.

Since 1994, the Company has manufactured prepreg material for its production of golf shafts.  In 1998, the Company began selling prepreg manufactured in its Poway, California manufacturing facility to third parties.  Revenues from the sale of prepreg were approximately 5% of net sales in 2003 and are not expected to be significant to the Company for several years.  Beginning in 1999, the Company offered for sale large bundle carbon fiber and chopped fiber from its manufacturing facility in Evanston, Wyoming.  Sales of large bundle carbon fiber continued in 1999 through October 29, 1999, the date that the Company sold a 50% interest in the carbon fiber manufacturing operation.  All subsequent outside carbon fiber revenues, if any, are attributed to the joint venture.  The Company does not anticipate outside sales of carbon fiber to be significant in 2004 and is currently seeking to sell its interest in CFT

The Company began the manufacture of composite hockey sticks in 2000, following several months of developmental work.  The manufacture of composite hockey sticks is similar to that of graphite golf shafts and uses similar raw materials.  Revenues from the sale of hockey sticks were approximately 6% of net sales in 2003 and are not expected to be significant to the Company for several years.

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

Graphite shaft designs and modifications are frequently the direct result of the combined efforts and expertise of the Company and its customers to develop an exclusive shaft for each customer’s clubs.  New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria.  In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts as well as generate design ideas for customized shafts.  To improve and advance product designs as they relate to composite technology and shaft process manufacturing, the Company’s engineers test new and existing materials, such as boron, kevlar, fiberglass, ceramic, thermoplastic and carbon fiber.  The Company’s design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers.  The Company’s research and development efforts have resulted in the Aldila “One” shaft, which the Company believes to be the first shaft design featuring multiple segments, each with separate design characteristics, and which the Company recently started marketing.  In addition, to the Aldila “One” shaft, the Company introduced the Aldila NVTM in 2003, featuring the Company’s exclusive Micro Laminate Technology.  Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or that the Company will be able to utilize new composite material technology on a timely or competitive basis, or otherwise respond to emerging market trends.

The Company has been one of the leaders in developing the market for lower cost large bundle carbon fiber by successfully converting to this fiber type in some of its products from a more expensive carbon fiber material for the manufacture of certain of its graphite golf shafts.  The Company has had limited success in providing large bundle carbon fiber to other manufacturing applications outside of golf shafts.

The Company has applied its composite materials expertise on a limited basis to other products in recent years, producing hockey sticks as well as graphite tubing and other molded parts on a special order basis.

Customers and Customer Relations

The Company believes that its close customer relationships and responsive service have been significant elements of its success to date, establishing it as a premier graphite shaft company.  Aldila’s golf club manufacturer customers often work together with the Company’s engineers when developing a new golf club in order to design a club that maximizes the performance features of the principal component parts:  the grip, the clubhead and the Aldila shaft.  The Company’s partnership relationship with its customers continues after the development of clubs containing Aldila’s shafts.  Following the design process, the Company continues to provide high levels of customer support and service in areas such as quality control and assurance, timely and responsive manufacturing, delivery schedules and education.  The Company believes the physical proximity of its headquarter facilities to many of its customers has facilitated a high degree of customer interaction and responsiveness to customer needs.  While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them and generally does not have long-term supply agreements with its customers

For fiscal year 2003, the Company had approximately 240 golf shaft customers, which included approximately 76 golf club manufacturers and more than 40 distributors, with the balance principally consisting of custom club assemblers, pro shops and repair shops.  However, the majority of the Company’s sales has been and may continue to be concentrated among a relatively small number of customers.  Sales to the Company’s top five customers represented approximately 68%, 75% and 73% of net sales in 2003, 2002 and 2001, respectively.

Historically, Aldila’s principal customers have varied as a result of general market trends in the golf industry, in particular the prevailing popularity of the various clubs that contain Aldila’s shafts.  As a result, there typically are changes in the composition of the list of the Company’s ten most significant customers from year to year.  Due to the substantial marketplace success of their clubs in recent periods, for the last several years the Company’s largest customers have been Callaway Golf, TaylorMade-addidas Golf, Acushnet Company and Ping.  While the Company believes its relationship with each of these major customers is suitable, the Company is not the exclusive supplier to any of them.  The Company’s sales to its principal customers have varied substantially from year to year.

Customer	2003	2002	2001
Acushnet Company	26%	21%	10%
Callaway Golf	21%	22%	22%
Ping	10%	9%	15%
TaylorMade-addidas Golf	6%	13%	20%

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

Marketing and Promotion

The Company’s marketing strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts and to increase overall market acceptance and use of graphite golf shafts.  The Company utilizes a variety of marketing and promotional channels to increase sales of Aldila brand name shafts through its network of distributors and to support Aldila’s brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers. Although the Company has very limited sales directly to the end users of its products, the Company believes that its brand name recognition contributes to the marketability of its customers’ products.  In addition,  Nick Price, Peter Kostis and Rich Beem serve on the Company’s advisory staff and assist in its marketing efforts. Aldila’s marketing and promotion expenditures were approximately $1.9 million, $1.3 million and $1.1 million in 2003, 2002 and 2001, respectively.  The Company does not currently incur significant marketing expenses for its products other than golf shafts.

Sales and Distribution

Within the golf club industry, most companies do not manufacture the three principal components of the golf club — the grip, the shaft and the clubhead — but, rather, source these components from independent suppliers that design and manufacture components to the club manufacturers’ specifications.  As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and, to a lesser extent, distributors, custom club shops, pro shops and repair shops.  Distributors typically resell the Company’s products to custom club assemblers, pro and custom club shops, and individuals.  The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers.  Sales to golf club manufacturers accounted for approximately 81% of net sales for the year ended December 31, 2003.

Prepreg sales and carbon fiber sales are made primarily to manufacturers of composite products.  The Company predominantly has utilized its internal sales force in the marketing and sale of these products to its customers in the past and will continue to utilize its internal sales force for the sales of prepreg in the future.

International sales represented 15%, 14%, and 12% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively.  See Note 15 in the Notes to Consolidated Financial Statements for further breakdown of our international sales and long-lived assets.

Manufacturing

The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to its customers’ orders and provide sufficient quantities on a timely basis.  The Company today operates three golf shaft manufacturing facilities, one prepreg manufacturing facility (in conjunction with one of its shaft manufacturing facilities) and through its 50% ownership interest in CFT, one carbon fiber manufacturing facility.  During its 32 years of operation, the Company has improved its manufacturing processes and believes it has established a reputation as the industry’s leading volume manufacturer of high-performance graphite shafts.

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

Raw Materials.  The primary material currently used in all of the Company’s graphite shafts is carbon fiber, which is combined with epoxy resin to produce sheets of graphite prepreg.  The degree of the heating and stretching the graphite fibers determines the tensile strength and modulus (stiffness) of the fiber.  The Company manufacturers graphite prepreg at its Poway, California facility.

Prepreg Manufacturing Process.  In October 1994, the Company initiated the internal production of prepreg in its Poway, California facility.  The Company believes that by producing a major portion of its prepreg requirements internally, it may better control the supply of raw material for shafts and may reduce the impact of potential future price increases.  The Company now produces substantially all of its prepreg requirements internally and is dependent on its own prepreg production operation to support its shaft manufacturing requirements.  The Company is, however, somewhat dependent upon certain domestic prepreg suppliers for types of prepreg that it does not produce and, therefore, the Company expects to occasionally purchase some prepreg products from outside suppliers in the future.  Although the Company believes that there will continue to be alternative third party suppliers of prepreg, there can be no assurance that unforeseen difficulties which could lead to an interruption in the Company’s internal prepreg production will not occur, which would result in production delays.

The Company’s prepreg operation is dependent on certain suppliers for carbon fibers, which along with epoxy resins and release paper constitute the primary components in prepreg.  Through 1997, the Company purchased all of its carbon fibers from outside vendors.  Beginning in 1998, the Company manufactured carbon fiber at its Evanston, Wyoming facility for consumption by its golf shaft production operation.  Because several different forms of carbon fiber are required for golf shaft products, including some not manufactured at the CFT facility, the Company will continue to depend on outside suppliers for a portion of its ongoing carbon fiber needs.  In 2003, the Company obtained a large portion of its carbon fiber from CFT but also purchased carbon fiber from other carbon fiber manufacturers.  The prices paid by the Company for carbon fiber began to increase at the end of 2003 due to capacity constraints in the carbon fiber industry.  If the Company is unable to purchase carbon fiber, other than that produced at CFT, from suppliers, it could result in production delays of composite pregreg and golf shafts.

Carbon Fiber Manufacturing Process.  Carbon fiber is produced by processing acrylic fiber through a series of stretching, stabilizing and carbonizing sequences converting it into essentially a pure carbon chain fiber exhibiting stiffness and strength characteristics when made into a composite part similar to steel at significantly less weight.  These carbon fibers combined with various resins are then converted to composite structures, which have replaced metals in a number of weight critical aerospace, sporting and industrial applications.  Typically, the composite structure will weigh 25 to 50 percent less than the metal structure it has replaced.  Carbon fiber composite structures also provide toughness, resistance to corrosion, resistance to fatigue, capacity to dissipate heat and electrical conductivity.  The carbon fiber industry has grown from its inception in the late 1950’s into one, which produced approximately 39 million pounds of carbon fiber in 2003.

Carbon fiber usage has grown primarily for consumption by the aerospace industry and for sporting goods and industrial applications.  Aerospace grade carbon fibers continue to be utilized for production of commercial and military aerostructures.  The higher-cost, aerospace grade carbon fibers were first used in sporting goods and industrial applications until a lower-cost, large bundle carbon fiber was developed as an alternative for use in many sporting goods and industrial applications.  Aldila was a leader in utilizing large bundle carbon fibers initially purchased from outside vendors, for the manufacture of graphite golf shafts.  As such, the Company completed construction of a 50,000 square foot carbon fiber manufacturing facility in Evanston, Wyoming, which subsequently became CFT.  The facility produces large bundle carbon fiber material from acrylic fiber through a series of stretching, stabilizing and carbonizing sequences in this facility.  This material is now a significant raw material for the Company’s prepreg manufacturing operation to support the manufacture of graphite golf shafts, although the Company still procures certain types of fibers from outside vendors for the manufacture of golf shafts.  The Company believes it can purchase the type of fiber produced by CFT from two outside sources.

CFT purchased substantially all of its raw acrylic fibers for the carbon fiber operation from Toho Carbon Fibers, Inc. for the years 2000 through 2003.  Previous to 2000, Courtaulds Fibres, Ltd. was also used as a supplier of its raw acrylic fibers.  The Company believes these two vendors will be able to provide a reliable source of supply for raw materials at the anticipated operating level of CFT.  However, CFT will continue to pursue alternate sources of supply for this material.

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

Competition

Aldila operates in a highly competitive environment in both the United States and international markets for the sale of its graphite golf club shafts.  The Company believes that it competes on the basis of its ability to provide a broad range of high quality, performance graphite shafts; its ability to deliver customized products in large quantities and on a timely basis to its customers; the acceptance of graphite in general, and Aldila shafts in particular, by professional and other golfers, whose preferences are to some extent subjective; and, finally, price.  Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries.  This has had the effect of decreasing the selling prices of the Company’s shafts.  Management anticipates that this trend has ended.  Until recently, the United States market for graphite shafts was dominated by a relatively small number of United States based shaft manufacturers which competed predominantly for the premium shaft business. However, the Company now competes against United States and foreign-based shaft manufacturers for the premium shaft market and competes primarily against the foreign-based shaft manufacturers for the value shaft market.  This competition has made it more difficult to retain existing customers, attract new customers and has placed increasing pressure on prices for the Company’s premium and value shafts.  The Company believes that it is the largest supplier of graphite shafts to the United States club market, which results from its ability to establish a premium brand image and reputation among golf club companies as a value-added supplier with competitive prices.

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

The Company also competes for sales of prepreg from its prepreg facility and carbon fiber through its 50% interest in CFT with other producers of prepreg and carbon fibers, many of which have substantially greater research and development, managerial and financial resources than the Company.  Some producers have been producing prepreg and carbon fiber for substantially longer periods of time than the Company has, and represent significant competition to the Company.  The Company’s ability to compete in the sale of prepreg and carbon fiber is dependent to some extent on the Company’s ability to cause manufacturers and consumers of carbon fiber-based products to utilize large bundle carbon fiber, which is the sole type of carbon fiber manufactured by CFT and a significant portion of the carbon fiber used in Aldila’s graphite prepreg, rather than the small bundle, aerospace grade carbon fiber.  In addition, the ability to purchase fiber from an outside source when required in today’s fiber market, limits the Company’s ability to compete in prepreg sales.

Intellectual Property

Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products.  The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company’s products and intends to continue to protect them to the fullest extent practicable.  As of December 31, 2003 the Company had approximately 58 United States and foreign registered trademarks.

Employees

As of December 31, 2003, Aldila employed 1,180 persons on a full-time basis, including nine in sales and marketing, 20 in research, development and engineering and 1,013 in production. The balance is administrative and support staff.  The number of full-time employees includes 392 persons who are employed in the Company’s Mexico facility and 656 who are employed in the Company’s China facility.  Because of seasonal demands, the Company hires a significant number of temporary employees.  As of December 31, 2003, the Company also employed an additional 32 temporary employees on a full-time basis.  Aldila considers its employee relations to be good.

Seasonality

Because the Company’s customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company’s operating results have been affected by seasonal demand for golf clubs, which has generally resulted in highest sales occurring in the first and second quarter.  The timing of customers’ new product introductions has frequently mitigated the impact of seasonality in recent years.

Backlog

As of December 31, 2003, the Company had a sales backlog of approximately $11.0 million compared to approximately $6.8 million as of December 31, 2002.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

Business Risks

Customer Concentration.  The Company’s sales have been, and very likely will continue to be, concentrated among a small number of customers.  In 2003, sales to the Company’s top five customers represented approximately 68% of net sales.  Aldila’s principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts.  In 2003, Callaway Golf accounted for 21% of net sales, Acushnet Company accounted for 26% of net sales and Ping accounted for 10% of net sales.  The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of specific clubs manufactured by customers, will have on its future business or operating results.

While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with the industry practice, generally does not have long-term contracts with its customers.  In this regard, Callaway Golf, Acushnet Company and Ping, who collectively represent in excess of 57% of the Company’s net sales in 2003, each purchased from at least two other graphite shaft suppliers.  In the event Callaway Golf,

Acushnet Company, Ping or any other significant customer increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected.  Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer could have a material adverse effect on the Company’s business and operating results.  In addition, sales by the Company’s major customers are likely to vary dramatically from time to time due to fluctuating public demand for golf equipment generally and for their specific products.

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

Although the Company believes that it has generally achieved success in the introduction of its customized graphite golf shafts, specifically, the Aldila NVTM, no assurance can be given that the Company will be able to continue to design and manufacture products that meet with market acceptance, either on the part of club manufacturers or golfers.  The design of new graphite golf shafts is also influenced by rules and interpretations of the United States Golf Association (“USGA”).  There can be no assurance that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company’s products.

Reliance on Off-Shore Manufacturing Facilities.  The Company operates manufacturing facilities in Tijuana, Mexico and Zhuhai, People’s Republic of China.  The Company pays certain expenses of these facilities in Mexican pesos and Chinese renminbis, respectively, which are subject to fluctuations in currency value and exchange rates.  The Company operates a shaft manufacturing facility in Tijuana, Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments.  Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico.  The Company also operates in the People’s Republic of China in a special economic zone, which affords special advantages to companies with regards to income taxes, import and export duties and value added taxes.  There can be no assurance that the governments of Mexico or the People’s Republic of China will continue the programs currently in place or that the Company will continue to be able to benefit from these programs.  The loss of these benefits could have an adverse effect on the Company’s business.  The Company is also subject to other customary risks of doing business outside the United States, including political instability, other import/export regulations and cultural differences

Raw Material Cost/Availability.  The Company’s gross profit margins, in part, are dependent on the price paid for carbon fiber purchased from outside vendors, and more substantially starting in the latter part of 1998, the cost of production of carbon fiber at the Evanston, Wyoming facility, including the price paid for the acrylic fiber used for the manufacture of carbon fiber and the other costs associated with the operation of the carbon fiber plant.

The Company experienced an increase in carbon fiber prices in 1996 and 1997 due to the growth experienced in the use of carbon fiber coupled with relatively little excess capacity.  The prices paid by the Company for carbon fiber leveled in 1998 and decreased during 1999 through 2002, due to the current state of excess-capacity in the carbon fiber manufacturing industry.  However, that trend has begun to reverse itself in the later part of 2003.  The Company has begun to experience increases in certain grades of carbon fiber prices during the later part of 2003.  Management is not able to predict the timing or extent of any future price changes for carbon fiber; however, the Company could be negatively impacted if future increases in carbon fiber prices have a negative impact on the Company’s gross margins.

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

In addition, the Company is dependent on its internal production of graphite prepreg to support its shaft manufacturing operations and has not secured adequate additional sources of supply should its production of prepreg be interrupted for any reason.  The exposure to the Company resulting from its increasing reliance on its own internal production of the raw materials for its golf shaft business is enhanced because the Company currently operates only one prepreg facility and has an interest in only one carbon fiber manufacturing facility.  Until recently, there has been excess-capacity in these industries.  In the past, significant market shortages of both carbon fiber and graphite prepreg have occurred and if they re-occur, it could have a negative impact on the Company’s financial statements.

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

Reliance on Carbon Fiber Manufacturing Facility.  During the period in which the Company or the joint venture has operated the Evanston, Wyoming facility, the market for carbon fiber products has been soft, which has limited the Company’s ability to take full advantage of the opportunity offered by the vertical integration of its carbon fiber raw material usage in graphite golf shafts.  In the current carbon fiber market there may not be a market at attractive prices for any of the type of carbon fiber produced at this facility in excess of the needs of the Company and its venture partner.  If the facility does not produce high quality fiber at the anticipated volumes, either because of production shortfalls or limited demand for the facility’s carbon fiber, the per pound cost of the fiber produced will likely be higher due to the substantial fixed costs involved in operating a carbon fiber production facility.  In addition, if the facility is not capable of producing carbon fiber at sufficient volumes to satisfy the demands of both venture partners, the Company would be required to purchase additional fiber from third party suppliers, which may not be available in sufficient quantities to satisfy its demands and could result in higher marginal costs to the Company than fiber acquired from the joint venture.

Potential Cash Flow Shortages.  The Company has cash and cash equivalents totaling $6.9 million as of December 31, 2003.  Management anticipates that these sources of funds when combined with cash flow generated from operations will be sufficient to finance its business operations at least through 2004.  If the Company is not able to generate the expected cash flows from operations, the Company could be adversely affected.

Shaft Manufacturing by Club Companies and One-Stop Shops.  Another factor that could have a negative impact in the future on the Company’s sales to golf club manufacturers would be a decision by one of its customers to manufacture all or a portion of their graphite shaft requirements, or to have an increased amount of their requirements filled from one-stop shops (where main components, shaft or head, of the golf club could be purchased and assembled). While the Company has not to date experienced any material decline in its sales for these reasons, should any of the Company’s major customers decide to meet any significant portion of their shaft needs either internally or through one-stop shops, it could have a material adverse impact on the Company and its financial results.

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

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

COMMON STOCK PERFORMANCE

	2003		2002
	High	Low	High	Low

First Quarter	$1.76	$1.29	$3.60	$2.52

Second Quarter	$1.95	$1.55	$3.24	$1.59

Third Quarter	$2.78	$1.70	$1.87	$1.32

Fourth Quarter	$3.73	$2.60	$1.95	$1.10

All the prices above reflect the Company’s one-for-three reverse stock split, for shareholders of record at the close of business on June 3, 2002.  On March 23, 2004, the closing common stock price was $5.33, and there were approximately 341 common stockholders of record.  The company believes a significant number of beneficial owners also own Aldila stock in “street name.”

Aldila, Inc. common stock is traded on the NASDAQ national market, symbol:  ALDA.

The Company intends to retain earnings for use in operations and does not anticipate paying cash dividends on the common stock in the foreseeable future.  Aldila, Inc. is a holding company whose ability to pay dividends depends on the receipt of dividends or other payments from its two principal subsidiaries, Aldila Golf and Aldila Materials Technology Corp.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2003 (all numbers of securities reflect the Company’s one-for-three reverse stock split on June 3, 2002):

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	712,497	$5.21	638,613
1994 Stock Incentive Plan

Equity compensation plans not approved by security holders	—		20,167
1992 Stock Option Plan (1)
Stock Option Grant (2)	50,000	$4.89	—
Total	762,497		658,780

(1) In 1992, the Company adopted the 1992 Stock Option Plan to provide equity incentives for the management and directors of the Company.  The Company has reserved 175,431 shares for issuance under this Plan.  The Company does not expect to issue additional options under the 1992 Plan.

(2) On March 20, 2000, the Company and Nick Price Group entered into a stock option agreement.  The option agreement allows Nick Price to purchase 50,000 shares of Common Stock at a purchase price of $4.89.  The shares are not currently registered under any of the Company’s stock option plans.  In return for the shares, the Company is receiving promotional and advisory services of Nick Price for a guaranteed minimum value of $4.50 per share, or a minimum aggregate consideration of $225,000.

Item 6.   Selected Financial Data

The information required as to this Item is contained in the following table.

ALDILA, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	2003	2002	2001	2000	1999
Operating Results (Year ended December 31):

Net sales	$37,807	$37,462	$39,561	$55,859	$45,091
Cost of sales	30,586	32,828	33,304	42,257	37,241
Gross profit	7,221	4,634	6,257	13,602	7,850

Selling, general and administrative	6,989	7,334	6,851	7,483	7,179
Impairment of goodwill	—	—	41,932	—	—
Impairment of trademarks & patents	—	—	12,963	—	—
Amortization of goodwill	—	—	1,410	1,428	1,428
Plant consolidation	—	300	593	(566)	900
Operating income (loss)	232	(3,000)	(57,492)	5,257	(1,657)

Interest expense	23	94	375	900	1,315
Other expense (income), net	48	62	65	(570)	(379)
Impairment of investment in joint venture	2,220	—	—	—	—
Equity in earnings of joint venture	(150)	(269)	(231)	(220)	(12)

(Loss) income before income taxes	(1,909)	(2,887)	(57,701)	5,147	(2,581)
(Benefit) provision for income taxes	(183)	(43)	(6,282)	1,930	(476)

Net (loss) income	$(1,726)	$(2,844)	$(51,419)	$3,217	$(2,105)

Net (loss) income per common share-basic:	$(0.35)	$(0.57)	$(10.10)	$0.62	$(0.42)

Net (loss) income per common share, assuming dilution:	$(0.35)	$(0.57)	$(10.10)	$0.62	$(0.42)

Selected Operating Results
As a Percentage of Net Sales:

Gross profit	19.1%	12.4%	15.8%	24.4%	17.4%
Selling, general and administrative	18.5%	19.6%	17.3%	13.4%	15.9%
Operating income (loss)	0.6%	(8.0)%	(145.3)%	9.4%	(3.7)%
Net (loss) income	(4.6)%	(7.6)%	(130.0)%	5.8%	(4.7)%

Financial Position (at December 31):

Working capital	$15,181	$13,162	$13,851	$13,387	$15,356
Total assets	29,013	31,159	34,886	105,018	108,889
Long-term debt, including current portion	—	—	—	8,000	16,000
Total stockholders’ equity	24,446	26,353	29,197	81,366	78,149

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Estimates

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return shafts for breakage within a limited time after delivery. We track such shaft returns, and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns at the time sales are made. The Company believes that shafts returned for breakage will be returned within three years of the initial sale of the shaft.  The Company estimates that 50% will be returned in the first year after sale, 30% in the second year after sale and the remaining 20% in the third year after sale, assuming a mid-year convention.  The Company’s breakage return rate has been between .40% and 1.54% (breakage returns divided by sales dollars) for the past ten years.  The Company has historically utilized a four-year moving average of the breakage return rate to record its estimated liability.  The four-year average utilized in the accrual estimate as of December 31, 2003 is .47%.  The Company’s breakage return rate has declined over the past years as the Company’s sales have decreased.  The highest four-year average over the past four years has been .89%.  If the Company were to use .89% in estimating its liability as of December 31, 2003, it would have the effect of increasing the liability by approximately $366,000, which would be recorded in cost of goods sold.  While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.  The Company estimates its allowance for doubtful accounts on a monthly basis, by reviewing all amounts owed to the Company and focusing on those amounts that are greater than 60 days past due.  The Company reviews the customers that have amounts greater than 60 days past due and where appropriate reserves for the receivable amount.  As of December 31, 2003, the Company estimated this amount to be approximately $34,000.  If the Company were to reserve for the total amount greater than 60 days past due, it would increase the allowance by approximately $67,000, which would be recorded in administrative expense.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.   Management of the Company, including but not limited to, representatives from manufacturing, sales, accounting and officers review the inventory reserve methodology quarterly and when appropriate, establish additional reserves or reduce existing reserves.  The Company’s reserve methodology consists of the following; review on hand inventories of our top customers and compare to their anticipated sales forecast.  A 100% reserve is established for all shafts that are deemed to be obsolete.  Raw materials are reviewed based upon estimated future production and when appropriate, reserves are established.  Shafts that are designated for rework (parts that need additional work) are reviewed and when appropriate reserves are established.  The final analysis is to review inactive inventory, and apply reserves to parts that were not included in the other analyses and have been inactive in the system for a period of twelve months.  The Company’s average reserve percentage compared to gross inventory has been approximately 22% for the past five years.  In the past five years, the highest reserve percentage was approximately 30% and the lowest reserve percentage was approximately 19%.  The Company’s reserve percentage as of December 31, 2003 is 21%.   See the estimated impact below to cost of goods sold, utilizing the different reserve rates above:

(Amounts below in thousands)

	Average	Highest	Lowest
Gross inventory as of 12/31/03	9,785	9,785	9,785
Reserve rate	22.4%	30.3%[a]	18.7%
Estimated reserve	2,193	2,969	1,830
Recorded Reserve as of 12/31/2003	2,007	2,007	2,007
Impact to costs of goods sold	186	962	(177)

[a] This was the Company’s highest rate, the second highest rate in the past five years was 22.1%.

In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure that our forecasts of future product demands are reasonable, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. The Company has worked hard at reducing its inventory in the past years.  Although inventory decreased by only $760,000 in 2003 from 2002, finished goods inventory and work-in-process decreased by approximately $2.0 million and $929,000, respectively in 2003 from 2002.  The decreases of finished goods and work-in-process were partially offset by an increase in raw materials of $2.2 million.  As the Company continues to try and reduce its carrying levels of its work-in-process and finished goods inventory, it should have the effect of further reducing the amount of its inventory reserves.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 81% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.

The graphite shaft market consists of premium shafts, branded shafts and value shafts.  The Company sells customized premium shafts directly to its customers and sells Aldila branded shafts through the OEM custom fit programs and distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  The Company introduced its new and innovative “One” shaft early in 2002, which has been successful in the branded segment and the Company introduced the Aldila NVTM, in 2003, featuring the Company’s exclusive Micro Laminate Technology.  The NVTM has had numerous tour victories, including the 2003 British Open and is currently the number one new shaft model on tour.   In addition to the “One” and the NVTM shafts, the Company continues to develop other premium branded custom shafts.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business. Over the past years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market, although the Company has recently seen it sales of value shafts flatten out.  Value shafts sold represent approximately 27% of the total shafts sold, which is down from 37% in 2002.  The Company now competes aggressively with both United States and foreign-based shaft manufacturers for premium graphite shafts and also against primarily foreign-based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment.  While the Company’s market share in the value segment is not as great as the premium segment, the Company has been somewhat successful in securing new customers in this segment.  Generally, value shafts have significantly lower selling prices than premium shafts and, as a result, contribute less to gross profit.

The pressure on selling prices of both premium and value shafts under current market conditions, and the increased percentage of overall sales represented by value shafts has resulted in a reduction of approximately 37% in the average selling price of the Company’s shafts over the last seven years, although in some cases average selling prices may increase slightly from period to period depending on the mix of products sold.  In the past five years, the average selling price has declined by approximately 9%, however in 2003 it increased by approximately 11% from 2002, which was primarily attributed to the Company’s success in the premium branded segment.  The Company believes that its average selling price will increase if it continues to be successful in the premium branded segment of the golf shaft market.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s response has been to reduce its cost structure, principally by producing its own prepreg and by shifting the largest portion of its shaft production to its offshore facilities, while maintaining high quality and superior customer service.  The cost saving benefits of its efforts to vertically integrate its operations, particularly through carbon fiber manufacturing, has not benefited the Company in the last several years.  Recent market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT.  In the second half of 2003 the availability of carbon fiber began to decline and prices began to increase, which trend the Company believes will continue at least for the next year or two.  Although the Company’s gross margins and profitability have continued to be adversely affected through this period despite its efforts, management believes that vertical integration through its prepreg operation has been successful to date and is allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.  The Company continues to look for opportunities to cut costs and to increase its market share.  In an effort to reduce costs, in 2002 the Company consolidated its executive offices with its manufacturing facilities in Poway, California.  In addition, the Company has increased its marketing and advertising spending in support of its branded products, principally the Aldila One and the NVTM.

The Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2003, net sales to Callaway Golf, Acushnet Company and Ping represented 21%, 26% and 10% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2004.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.  Golf club companies regularly introduce new clubs, frequently containing innovations in design.  Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies.  While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do.  The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods when no other club offers a high level of new sales to replace the lost sales.

In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  Most of its production of prepreg is used internally by the Company, with the remainder sold to other composite materials manufacturers.   The Company continues to look for opportunities to sell its prepreg to other composite materials manufacturers and to manufacture other non-golf composite materials products, such as hockey sticks.  Sales of prepreg as a percentage of net revenues increased to 5% in 2003 as compared to 3% in 2002 and sales of hockey sticks increased to 6% of net revenues from 2% in 2002.  Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas will be limited, especially as it pertains to other composite products, such as hockey sticks.  Management believe that it can continue to improve on its sales of composite prepreg, although it does not anticipate it will be material to its results of operations for at least several years

In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber.  During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts.  During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products.  On October 29, 1999, SGL purchased a 50% interest in the Company’s carbon fiber manufacturing operation.  The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners.  The Company and SGL also entered into supply agreements with the new entity, CFT, for the purchase of carbon fiber at cost plus an agreed-upon mark-up.  The Company and SGL are each responsible to bear 50% of the fixed costs to operate the facility as a term of this supply agreement.  Profits and losses of CFT are shared equally by the partners.  The carbon fiber from this facility is primarily consumed by the joint venture partners.   The Company has entered into a non-binding letter of intent to sell with its partner, selected assets of CFT to a third party.  If the transaction is completed, the Company anticipates that it will be consummated  during the second quarter.

If the proposed sale of CFT selected assets does not happen and the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture partners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain competitive prices for its products.  Although selling prices of carbon fiber have been depressed for the past several years based on a surplus of supply in the market for carbon fiber, the Company is beginning to see increases in prices of some smaller tow carbon fibers and a constriction of supply, which are not manufactured at CFT.  If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse affect on the Company’s business.  The Company does not expect third party sales at CFT to have a significant effect on either its sales or profitability for several years.

Results of Operations

The following table sets forth the operating results for the years indicated:

	For the years ended December 31,			Period Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Results of Operations
Net Sales	$37,807	$37,462	$39,561	1%	-5%
Cost Of Sales	30,586	32,828	33,304	-7%	-1%
Gross Profit	7,221	4,634	6,257	56%	-26%
Gross Margin	19%	12%	16%

Selling, General And Administrative	6,989	7,334	6,851	-5%	7%
Impairment Of Goodwill	—	—	41,932	—	-100%
Impairment Of Trademarks & Patents	—	—	12,963	—	-100%
Amortization Of Goodwill	—	—	1,410	—	-100%
Plant Consolidation	—	300	593	-100%	-49%
Operating Income (Loss)	232	(3,000)	(57,492)	-108%	-95%

Other Expense (Income):
Interest Expense	23	94	375	-76%	-75%
Other, Net	48	62	65	-23%	-5%
Impairment Of Investment In Joint Venture	2,220	—	—	—	—
Equity In Earnings Of Joint Venture	(150)	(269)	(231)	-44%	16%
Loss Before Income Taxes	(1,909)	(2,887)	(57,701)	-34%	-95%
Benefit For Income Taxes	(183)	(43)	(6,282)	326%	-99%
Net Loss	$(1,726)	$(2,844)	$(51,419)	-39%	-94%
Net Loss Per Common Share-Basic	$(0.35)	$(0.57)	$(10.10)	-39%	-94%

Cash Flow Data
Cash provided by operating activities	$3,997	$2,473	$688	62%	259%
Cash (used for) provided by investing activities	(183)	547	2,725	-133%	-244%
Cash used for financing activities	(181)	—	(8,750)	—	-100%

2003 Compared to 2002

Net Sales.  Net sales increased by $345,000 for 2003 from 2002.  Although, sales were relatively flat year on year, the composition of the Company’s sales changed.  Sales of golf shafts decreased by approximately 5%, which was more than offset by increased sales of composite prepreg and other revenues, primarily related to hockey sticks.  The decrease in golf shaft sales was attributed to decreases in value and OEM premium sales, which were partially offset by increased sales of the Company’s premium branded shafts.  Sales of value shafts and OEM premium shafts decreased by 22% and 5%, respectively with sales of the Company’s branded product increasing by 78% as compared to 2002.  Shaft unit sales decreased 15% in 2003 compared to 2002 and the average selling price of shafts sold increased by 11% in 2003, which was primarily attributed to an increase in premium branded sales in 2003.

Gross Profit.  Gross profit increased by approximately $2.6 million.  The Company’s gross profit margin increased to 19% in 2003 from 12% in 2002.  The increase in gross profit was attributed to two factors, first, an increase in sales of the Company’s premium branded product, which typically has higher gross margins than that of the Company’s other products and secondly, a decrease in variable costs of production attributed to fewer units shipped in 2003 when compared to 2002.  In addition, the Company’s gross profit was negatively affected by additional inventory related reserves of approximately $669,000 in 2003, versus an increase of  $456,000 in 2002.

Operating Income (Loss).  Operating income increased by approximately $3.2 million.  The increase was primarily attributed to the increase in gross profit.  In addition to the increase in gross profit, the Company reduced its selling, general and administrative (“SG&A”) expense by approximately $345,000 in 2003 as compared to 2002.  The decrease in SG&A was primarily attributed to decreased administrative expenses, attributed to the consolidation of it corporate offices and the reduction in professional services expenses.  The decrease in SG&A was partially offset by an increase in spending on advertising and promotion of approximately $553,000.  The Company anticipates that it will spend approximately the same amount on advertising and promotion in support of its premium branded product in 2004 that it spent in 2003.  SG&A decreased as a percentage of net sales to 18% in 2003, from 20% in 2002.

Other Expense (Income).  The Company recorded an impairment charge of approximately $2.2 million related to its investment in its joint venture (CFT).  See - “Notes to Consolidated Financial Statements,” Note 6.  The Company believes that the recorded amount of its investment in CFT approximates fair market value.  Interest expense decreased to $23,000 in 2003 from $94,000 in 2002.  The decrease is attributed to the repayment of the Company’s long-term debt in 2001 and the termination of its Line of Credit in 2003.  As the Company terminated its Line of Credit it 2003, it will no-longer be subject to an unused line fee.  The Company does not anticipate the need to establish a new Line of Credit in 2004 to support its operations.

Income Taxes.  The Company recorded a benefit for income taxes in the amount of $183,000 in 2003.  The Company’s effective tax rate was 10% in 2003.  At December 31, 2003, the Company had a net deferred tax asset of approximately $2.5 million.  This deferred tax asset represented net operating loss carryforwards, tax credit carryforwards and other basis differences, which give rise to future tax deductions in excess of book deductions.  Realization of these tax benefits is dependent upon the generation of future taxable income.  During the fourth quarter of 2002, management determined that it was no longer more likely than not that the tax benefits associated with these deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset.  If the Company’s results from operations should improve in 2004, the Company would have to determine the appropriateness of its valuation allowance.

2002 Compared to 2001

Net Sales.  Net sales decreased $2.1 million, or 5%, to $37.5 million for 2002 from $39.6 million for the prior year.  The decrease in net sales was mainly attributed to a decrease in average selling prices, which were somewhat offset by an increase in shaft unit sales.  Shaft unit sales increased 11% in 2002 compared to a decrease of 30% in 2001 as a result of an increased demand for premium shafts, while the average selling price of shafts sold in 2002 decreased 15% compared to a decrease of 2% in 2001.

Gross Profit.  Gross profit decreased $1.6 million, or 26%, to $4.6 million in 2002 from $6.3 million in 2001. The Company’s gross profit margin decreased to 12% in 2002 from 16% in 2001, which was attributed to two factors, first, a decrease in net sales, which was a result of the decrease in average selling prices of units sold, and secondly, an increase in variable costs from increased units produced and shipped, which was somewhat mitigated by the benefit achieved by transferring a larger percentage of our premium shaft production to China in 2002.  In addition, the Company’s gross profit was negatively affected by the increase in inventory related reserves of approximately $456,000 in 2002, which was less than the increase of $731,000 in 2001.

Operating Income (Loss).  Operating loss decreased $54.5 million to a loss of $3.0 million in 2002 from a loss of $57.5 million in 2001.  The majority of the decrease was attributed to a lack of a charge for the impairment of goodwill, trademarks and patents, which the Company recorded during the fourth quarter of 2001.  The Company wrote-off the remaining balance of its goodwill, trademarks and patents in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  See – “Notes to Consolidated Financial Statements”, Note 5.  The total amount of impairment charges recorded in 2001 was approximately $54.9 million.

Selling, general and administrative (“SG&A”) expense increased approximately $483,000, which was mainly attributed to increased advertising and promotion expenses.  SG&A increased as a percentage of net sales to 20% in 2002, from 17% in 2001.  The Company recorded a charge for plant consolidation during the fourth quarter of 2002 of approximately $300,000 related to the consolidation of the Company’s executive offices with the Company’s manufacturing facilities in Poway compared to $593,000 in 2001 related to the closure of two shaft manufacturing facilities in Mexico.  See – “Notes to Consolidated Financial Statements”, Note 10.

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

Income Taxes.  The Company recorded a benefit for income taxes in the amount of $43,000 in 2002.  The Company’s effective tax rate was 2% in 2002.  At December 31, 2002, the Company had a net deferred tax asset of approximately $1.9 million.  This deferred tax asset represented net operating loss carryforwards, tax credit carryforwards and other basis differences, which give rise to future tax deductions in excess of book deductions.  Realization of these tax benefits is dependent upon the generation of future taxable income.  During the fourth quarter of 2002, management determined that it was no longer more likely than not that the tax benefits associated with these deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset.  In connection with this determination, management also determined that its reserve of approximately $650,000 for contingent tax liabilities was no longer appropriate.  As such, this reserve has been eliminated.

Liquidity and Capital Resources

The Company had in place a $12.0 million revolving credit facility from a financial institution, which was secured by substantially all the assets of Aldila Golf and guaranteed by the Company until 2003.  The Company terminated the line of credit during 2003 and does not anticipate establishing a new line of credit to support operations.  Availability for borrowings under the line of credit, based on eligible accounts receivable and inventories, was approximately $2.9 million at December 31, 2002.

Cash (including cash equivalents) provided by operating activities in 2003 was approximately $4.0 million, compared to approximately $2.5 million in 2002.  The increase in cash from operations in 2003 was mainly attributed to a smaller net loss and $1.2 million income tax refund, which was partially offset by a smaller reduction in inventory than in 2002.  Cash provided by operating activities was further affected by non-cash charge related to the write down of the Company’s investment in joint venture (CFT).  The Company used $699,000 for capital expenditures during 2003, with the majority of it applicable to the tenant improvements placed in service at its manufacturing location to support the consolidation of the corporate offices.  Management anticipates capital expenditures to approximate $600,000 for 2004.  The Company received distributions from CFT totaling $500,000 in 2003 compared to $890,000 in 2002.  The Company received a distribution in March, 2004 in the amount of $750,000.  Future distributions must be agreed upon by both joint venture partners prior to any distribution being made.  The Company repurchased 62,499 shares of its stock during 2003, costing it approximately $181,000.  The Company plans to continue to repurchase its stock in accordance with its stock buyback plan through 2004.  The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability, to meet its obligations at least through 2004.

Off Balance Sheet Arrangements

As of December 31, 2003 and 2002, the Company did not have any Off Balance Sheet Arrangements.

Contractual Obligations

	Payments Due by Period (thousands)
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating leases (a)	$1,049	$901	$323	$678	$2,951
CFT Fixed Costs (b)	1,300	2,600	2,600	—	6,500
Total	$2,124	$3,308	$2,923	$678	$9,033

(a)          We enter into operating leases in the normal course of business.  All lease agreements have fixed payment terms based on the passage of time.  Some lease agreements provide us with the option to renew the lease.  Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(b)         The Company is responsible for 50% of the fixed costs of CFT.  The amounts estimated above are based upon the amount of fixed costs for CFT in 2003.   As the Company is responsible for the fixed costs until CFT is dissolved, the Company has estimated the amount through year 5.  If CFT were to still be in existence past year 5, the Company is still responsible for 50% of their fixed costs.  If the proposed sale of assets of CFT were to go through in 2004, the Company would be responsible for 50% of CFT’s fixed costs and 50% of CFT’s  shutdown costs.  In addition, as part of the transaction, the Company believes they would be responsible for a carbon fiber supply agreement for a one-year period from the closing date of the transaction with the potential acquirer.  See – “Notes to the Consolidated Financial Statements”, Note 6.

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk relating to interest rate risk is not material.  The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Mexican peso and the Chinese renminbi.  Based on historical movements of these currencies, the Company does not believe that reasonably possible near-term changes in these currencies will have a material adverse effect on the Company’s financial position or results of operations.  In addition, the Company does not engage in hedging activities to protect from this potential risk.  The Company believes that its business operations are not exposed to market risk relating to commodity price risk or equity price risk.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions also identify forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.  These forward-looking statements are based on management’s expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties.  The Company does not undertake any responsibility to update these statements in the future.  The Company’s actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in Item 1 of this Report on Form 10-K and elsewhere in the Company’s filings with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data

The information required as to this Item is incorporated by reference from the consolidated financial statements and supplementary data listed in Item 15 of Part IV of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 20, 2003 the Company changed its accountants from Deloitte & Touche LLP to Peterson & Co., LLP.  The change in independent accountants was recommended and approved by the Company’s Audit Committee.  During the Company’s fiscal years ended December 31, 2001 and December 31, 2002, and the subsequent interim periods through May 20, 2003, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference thereto in their report on the financial statements for such years.  See the Company’s Current Report filed on form 8K and later amended on form 8-K/A dated May 20, 2003 and filed on May 29, 2003.

Item 9A. Controls and Procedures

(a)          Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, Aldila management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Aldila required to be included in Aldila’s periodic filings under the Exchange Act.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required as to this Item is incorporated by reference from the section headed “Election of Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders for the year ended December 31, 2003, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report (“2004 Proxy Statement”).

The Company adopted a Code of Business Conduct and Ethics on December 31, 2002 governing its officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics is available at the Company’s website, www.aldila.com. See the Code of Business Conduct and Ethics included herein as Exhibit 14.0 to this Report.

Item 11.  Executive Compensation

The information required as to this Item is incorporated herein by reference from the data under the caption “Executive Compensation” in the 2004 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required as to this Item is incorporated herein by reference from the data under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

There is no information required to be submitted by the Company under this Item.

Item 14.  Principal Accounting Fees and Services

The information required as to this Item is incorporated herein by reference from the data under the caption “Independent Accountant Fees” in the 2004 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)          Documents included as part of this report:

1.                                       The consolidated financial statements for the Registrant are included in this report.

2.                                       Schedule IIC Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.                                       See the Index to Exhibits on page 47 of this Form 10-K.  Financial statements of subsidiaries not consolidated and fifty percent or less owned persons, management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits.

(b)         Reports on Form 8-K:

On October 29, 2003, the Company filed a Form 8-K regarding its financial results for the third quarter and nine months period ended September 30, 2003.

(c)          Exhibits required by Item 601 of Regulation S-K.

See item (a) 3 above.

(d)         Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3, which include separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.

See item (a) 3 above.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,919	$3,286
Accounts receivable	4,613	4,393
Income taxes receivable	—	1,185
Inventories	7,778	8,538
Prepaid expenses and other current assets	399	497
Total current assets	19,709	17,899

PROPERTY, PLANT AND EQUIPMENT	4,776	6,167

INVESTMENT IN JOINT VENTURE	4,287	6,825

OTHER ASSETS	241	268

TOTAL ASSETS	$29,013	$31,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,067	$2,912
Accrued expenses	1,461	1,825
Total current liabilities	4,528	4,737

LONG-TERM LIABILITIES:
Deferred rent	39	69
Total liabilities	4,567	4,806

COMMITMENTS AND CONTINGENCIES (Notes 12, 13 and 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,885,149 shares in 2003 and 4,947,648 shares in 2002, respectively	48	49
Additional paid-in capital	41,803	41,983
Accumulated deficit	(17,405)	(15,679)
Total stockholders’ equity	24,446	26,353

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,013	$31,159

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2003	2002	2001

NET SALES	$37,807	$37,462	$39,561
COST OF SALES	30,586	32,828	33,304
Gross profit	7,221	4,634	6,257

SELLING, GENERAL AND ADMINISTRATIVE	6,989	7,334	6,851
IMPAIRMENT OF GOODWILL	—	—	41,932
IMPAIRMENT OF TRADEMARKS & PATENTS	—	—	12,963
AMORTIZATION OF GOODWILL	—	—	1,410
PLANT CONSOLIDATION	—	300	593
Operating income (loss)	232	(3,000)	(57,492)

OTHER EXPENSE (INCOME):
Interest expense	23	94	375
Other, net	48	62	65
Impairment of investment in joint venture	2,220	—	—
Equity in earnings of joint venture	(150)	(269)	(231)

LOSS BEFORE INCOME TAXES	(1,909)	(2,887)	(57,701)
BENEFIT FOR INCOME TAXES	(183)	(43)	(6,282)

NET LOSS	$(1,726)	$(2,844)	$(51,419)

NET LOSS PER COMMON SHARE-BASIC	$(0.35)	$(0.57)	$(10.10)

NET LOSS PER COMMON SHARE, ASSUMING DILUTION	$(0.35)	$(0.57)	$(10.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,934	4,948	5,090

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	4,934	4,948	5,090

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2001	5,154	$51	$42,731	$38,584	$81,366

Repurchases of common stock	(206)	(2)	(748)		(750)

Net loss				(51,419)	(51,419)

Balance at Deccember 31, 2001	4,948	49	41,983	(12,835)	29,197

Net loss				(2,844)	(2,844)

Balance at December 31, 2002	4,948	49	41,983	(15,679)	26,353

Repurchases of common stock	(63)	(1)	(180)		(181)

Net loss				(1,726)	(1,726)

Balance at December 31, 2003	4,885	$48	$41,803	$(17,405)	$24,446

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,726)	$(2,844)	$(51,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,798	1,921	3,840
Loss (gain) on disposal of fixed assets	26	(11)	363
Impairment of investment in joint venture	2,220	—	—
Impairment of goodwill	—	—	41,932
Impairment of trademarks & patents	—	—	12,963
Undistributed income of joint venture, net	(182)	(249)	(192)
Changes in assets and liabilities:
Accounts receivable	(220)	(416)	3,407
Inventories	760	2,934	(471)
Deferred tax assets	—	2,366	936
Prepaid expenses and other assets	70	117	15
Accounts payable	155	(9)	(1,484)
Accrued expenses	(102)	(802)	(1,717)
Income taxes payable/receivable	1,185	(462)	(1,588)
Deferred tax liabilities	—	(67)	(5,914)
Deferred rent and other long-term liabilities	13	(5)	17
Net cash provided by operating activities	3,997	2,473	688

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(699)	(362)	(835)
Proceeds from sales of property, plant and equipment	16	19	266
Proceeds from sales of marketable securities	—	—	3,104
Distributions from joint venture	500	890	190
Net cash (used for) provided by investing activities	(183)	547	2,725

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	887	750
Payments under line of credit	—	(887)	(750)
Principal payments on long-term debt	—	—	(8,000)
Repurchases of common stock	(181)	—	(750)
Net cash used for financing activities	(181)	—	(8,750)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,633	3,020	(5,337)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,286	266	5,603
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,919	$3,286	$266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$23	$48	$408
Income taxes	$183	$251	$618

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company – Aldila, Inc. (a Delaware Corporation) (the “Company”) designs, manufacturers and markets graphite golf club shafts for sale principally in the United States.  In addition, the Company sells a limited amount of composite prepregs and hockey sticks.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingencies affected by such estimates and assumptions.  Actual results could differ from these estimates.

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

Marketable Securities – Management determines the appropriate classification of marketable debt and equity securities at the time of purchase.  The Company did not have any marketable securities at December 31, 2003 and 2002.

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

Property, Plant and Equipment – Property and equipment are stated at cost.  Repairs and maintenance are charged to expense as incurred.  The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, as follows:

Years

Machinery and equipment	5-10

Office furniture and equipment	3-10

Leasehold improvements are amortized over the shorter of the asset life or the remaining term of the related lease.

Trademarks and Patents – Trademarks and patents were amortized on a straight-line basis over 40 years and 17 years, respectively.  Amortization expense was $435,000 in 2001.  See Evaluation of Long-Lived Assets.

Goodwill – Goodwill represents the excess of cost over fair value of net assets acquired and was amortized over 40 years on a straight-line basis.  See Evaluation of Long-Lived Assets.

Evaluation of Long-lived Assets – The Company’s policy is to assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely and the carrying amount of the asset exceeds the estimated undiscounted future cash flows.  If such evaluation were to indicate a material impairment of these long-lived assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value under Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  See Note 5 & Note 6.

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

Common Stock and Earnings Per Share (EPS) – Earnings per share - basic is calculated based upon the weighted average number of shares outstanding during the year, while diluted also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants and contingently issuable shares.  Options to purchase 712,497 and 737,961 shares of common stock as of December 31, 2003 and December 31, 2002, respectively, at prices ranging from $1.61 to $18.66 per share were not included in the computation of diluted EPS because the effect of such options would be anti-dilutive. Such options expire at various dates through December of 2013.

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

Accounting for Stock Based Compensation – At December 31, 2003, the Company has two stock-based compensation plans, which are described more fully in Note 12.  SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value (See SFAS 148 below under Recently Issued Accounting Pronouncements).  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  Had compensation cost for the Company’s stock option awards been determined based upon the fair value at the grant date for awards from 1995 through 2003 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company’s net loss and earnings per share would have been increased to the pro forma amounts indicated below:

	2003	2002	2001
Net loss as reported	$(1,726)	$(2,844)	$(51,419)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(208)	(380)	(510)
Pro forma net loss	$(1,934)	$(3,224)	$(51,929)

Earnings per share:
Basic – as reported	$(0.35)	$(0.57)	$(10.10)
Basic – pro forma	$(0.39)	$(0.65)	$(10.20)

Diluted – as reported	$(0.35)	$(0.57)	$(10.10)
Diluted – pro forma	$(0.39)	$(0.65)	$(10.20)

Recently Issued Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 prospectively prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and intangible assets with indefinite useful lives that existed at June 30, 2001, and any new goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142 also establishes a new method of testing goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The Company’s adoption of  SFAS No. 142 on January 1, 2002 did not have a material effect on the Company’s financial statements as its goodwill and intangible assets were written off in accordance with SFAS 121 “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” in 2001.  See Note 5 and Note 6.

In August 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 establishes a single accounting model, based on the framework of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” for long-lived assets to be disposed by sale, whether previously held and used or newly acquired.  In addition, SFAS No. 144 resolved significant implementation issues related to SFAS No. 121.  The adoption of SFAS 144 did not have a material effect on the Company’s financial statements.  See Note 6.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As the Company still uses the guidance under APB Opinion 25 to account for stock based compensation, the adoption of SFAS 148 will not have a material effect on the Company’s financial statements.

2.              ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consist of the following (in thousands):

	2003	2002

Trade accounts receivable	$4,647	$4,415
Less: allowance for doubtful accounts	(34)	(22)
Accounts receivable	$4,613	$4,393

3.              INVENTORIES

Inventories at December 31 consist of the following (in thousands):

	2003	2002

Raw materials	$5,420	$3,226
Work-in-process	774	1,703
Finished goods	1,584	3,609
Inventories	$7,778	$8,538

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consists of the following (in thousands):

	2003	2002

Machinery and equipment	$14,738	$14,401
Office furniture and equipment	1,603	1,804
Leasehold improvements	8,017	8,135
Property and equipment not yet in service	31	38
	24,389	24,378
Less: accumulated depreciation and amortization	(19,613)	(18,211)
Property, plant and equipment	$4,776	$6,167

Depreciation and amortization expense were $1.7 million, $1.8 million and $1.8 million in 2003, 2002 and 2001, respectively.

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

6.     INVESTMENT IN JOINT VENTURE

The Company and SGL each own 50% of CFT in a joint venture to produce carbon fiber.  CFT, which was previously a wholly owned subsidiary of AMTC, was formed on October 29, 1999.  AMTC contributed net assets with a book value of approximately $13.3 million.  SGL purchased a 50% interest in AMTC’s carbon fiber manufacturing operations for approximately $7.0 million in cash, which resulted in a gain of approximately $334,000.  Based on the member’s respective ownership interest in the joint venture, profits and losses are allocated equally to each member.  The Amended and Restated Limited Liability Company Agreement provides that CFT is to continue until December 31, 2099 unless it is dissolved earlier, its affairs are wound up and final liquidating distributions are made pursuant to the Amended and Restated  Limited Liability Company Agreement.  The Company’s equity in earnings from the joint venture for the years ended December 31, 2003, 2002 and 2001 were approximately $150,000, $269,000 and $231,000, respectively.  The Company’s investment includes the unamortized excess of the Company’s investment over its equity in the joint venture net assets.  The excess was approximately $84,000 and $104,000 at December 31, 2003 and 2002, respectively, and is being amortized on a straight-line basis over an initial estimated economic useful life of approximately 101 months.

The Company and SGL signed a non-binding letter of intent to sell selected assets of CFT.  The letter is for a purchase price of $6.0 million, which is comprised of $4.0 million to be paid in cash at closing and $2.0 million in notes payable, with $1.0 million to be paid on each of the first and second anniversary of the closing date of the proposed purchase.  In addition, Aldila and SGL will each enter into a separate contract to purchase from the proposed acquirer one million pounds of carbon fiber at a price to be determined, in the twelve-month period following the closing date.  Based upon the estimated value of the transaction, the Company recorded an impairment charge against its carrying value of its investment in CFT of approximately $2.2 million in the fourth quarter of 2003.

7.     ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following (in thousands):

	2003	2002

Payroll and employee benefits	$904	$749
Warranty reserve [1]	184	345
Plant consolidation	—	289
Marketing and promotional expense	225	209
Legal and professional fees	28	40
Interest payable	—	3
Other	120	190
Accrued expenses	$1,461	$1,825

[1] Warranty Reserve	2003	2002
Beginning Balance	$345	$485
Settlement of Warranty	(110)	(137)
Adjustments to Warranty	(51)	(3)
Ending Balance	$184	$345

8.     LONG-TERM DEBT

Revolving Credit Agreement – On July 9, 1999, Aldila Golf, a wholly owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with a financial institution which provides Aldila Golf with up to $12.0 million in secured financing.  The Agreement had an initial three-year term and was secured by substantially all of the assets of Aldila Golf and guaranteed by the Company.  Advances under the Agreement were made based on eligible accounts receivable and inventories of Aldila Golf and bear interest at the Adjusted Eurodollar rate (as defined) plus 2.5% or at the bank reference rate at the election of the Company subject to a minimum rate of 7%.  The Agreement required the Company to maintain a minimum level of tangible net worth (as defined).  As of December 31, 2002 there were no outstanding borrowings.  The Company terminated the line of credit in the current year.

Senior Notes – The Company placed $20.0 million in principal amount of senior notes with an institutional investor on November 30, 1993.  The notes bore interest at 6.13%, payable semi-annually on March 31 and September 30.  The final semi-annual principal payments of $4.0 million were made on March 31 and September 30, 2001.

9.     STOCKHOLDERS’ EQUITY

The Company announced on January 17, 2001 that its board of directors authorized the repurchase of up to 333,333 shares of the Company’s common stock (or up to 6.5% of the 5,154,068 shares then issued and outstanding).  The Company repurchased 206,267 shares on the open market, at an approximate cost of $3.63 per share during 2001.  The Company announced on January 22, 2002 an increase in the number of shares authorized for purchase in its current share buyback program from 333,333 to 666,667 shares of the Company’s common stock, which the Company announced on June 27, 2003.  The Company repurchased 62,499 shares on the open market, at an approximate cost of $2.92 per share during 2003.  Subsequent to December 31, 2003 the Company repurchased 36,000 shares on the open market at an approximate cost of $5.28.

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

The Company was informed in April 2001 by one of its major customers that they would like to have the majority of their shafts manufactured in China.  Based on this request, and the Company’s general strategy of shifting the manufacture of premium product lines from North America and Mexico to China, the Company decided to shut down two of its manufacturing facilities in Mexico, leaving the Company with one remaining facility in Mexico.  As a result of this decision, the Company laid-off 323 employees and disposed of excess equipment from the two facilities.  The Company recorded a plant consolidation charge of $593,000 during 2001.  The charge was comprised of approximately $305,000 in severance and related benefits, $159,000 in write-downs of excess equipment and $129,000 in other related costs, which was all paid by December 31, 2001.

During the fourth quarter of 2002, management developed a plan to consolidate its executive offices with its U.S. manufacturing operations in an effort to reduce costs.  The Company successfully negotiated a sub-lease of its executive offices, with the term of the sub-lease identical to the term of the Company’s remaining lease obligation through October 31, 2005.  Accordingly, the Company recorded a plant consolidation charge in the amount of approximately $300,000.  The majority of the charge is related to the Company’s leasehold improvements at its executive offices.  There were no severance or related benefits included in the charge.  As of December 31, 2003 and 2002, there was approximately $0 and $289,000, respectively remaining in the reserve for future obligations.  The components of the reserve in fiscal 2002 were as follows:

Description	Reserve Balance as of December 31, 2002	Usage	Reserve Balance as of December 31, 2003
Leasehold improvements	$305,203	$(305,203)	$—
Other (including credit for deferred rent)	37,094	(37,094)	—
Lease payments (net of sublease income)	(53,749)	53,749	—
Total	$288,548	$(288,548)	$—

11.  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in thousands):

	2003	2002	2001
Current:
Federal	$(211)	$(2,317)	$(1,370)
State	(58)	(17)	(194)
Foreign	86	(8)	260
Total	(183)	(2,342)	(1,304)
Deferred:
Federal	(57)	1,698	(3,889)
State	57	601	(1,089)
Total	—	2,299	(4,978)
Provision (benefit) for income taxes	$(183)	$(43)	$(6,282)

Net deferred income taxes included in current assets in the balance sheet at December 31, consist of the tax effects of temporary differences related to the following (in thousands):

	2003	2002
Inventories	$1,458	$1,476
CFT impairment charge	882	—
Accrued expenses	306	504
Allowance for doubtful accounts	13	9
Deferred expenses	18	37
Prepaid expenses	—	(96)
State income taxes	(201)	(173)
Deferred tax assets – current	$2,476	$1,757

Net deferred income taxes included in long-term liabilities in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):

	2003	2002
Property and equipment	$493	$499
Basis in joint venture (CFT)	(634)	(591)
Other	208	246
Deferred tax assets(liabilities) – long term	$67	$154

Total reconciliation of the deferred tax assets and liabilities are below.

	2003	2002
Deferred tax assets – current	$1,2,476	$1,1,757
Deferred tax assets (liabilities) – long term	67	154
Total net deferred tax asset before valuation allowance	2,543	1,911
Valuation allowance	(2,543)	(1,911)
Total deferred tax asset	$—	$—

A valuation allowance of approximately $2.5 million has been recorded at December 31, 2003, to offset the net deferred tax assets.  Realization of these tax benefits is dependent upon the generation of future taxable income.  In accordance with FAS 109, management has determined that it is no longer more likely than not that the tax benefits associated with the deferred tax assets will be realized.  Differences between the statutory federal income tax rate and the effective tax rate as a percentage of income taxes are summarized below.

At December 31, 2003, the Company had California net operating loss carryforwards of $1.5 million.  The California net operating loss carryforwards will begin to expire in 2013, unless previously utilized.  The Company also has federal and California research and development tax credit carryforwards of approximately $43,000 and $49,000, respectively, which will begin to expire in 2021 unless previously utilized.

	2003	2002	2001

Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal tax benefit	(4.0)	1.7	(1.5)
Valuation allowance	44.7	66.2	—
Goodwill impairment	—	—	24.7
Non-deductible amortization	—	—	0.8
Revision of prior years’ tax estimates	(10.3)	(23.4)	—
Foreign earnings taxed at different rates	(4.5)	(12.5)	0.5
Other items	(1.5)	0.5	(1.4)
Effective rate	(9.6)%	(1.5)%	(10.9)%

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

The pro forma compensation costs presented in Note 1 were determined using the weighted average fair values of options granted under the Company’s stock option plans during 2003, 2002 and 2001 were estimated at  $1.41, $0.90 and $2.25, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, volatility of 49% in 2003, 50% in 2002 and 49% in 2001, risk free rate of return of 2.7% in 2003, 3.3% in 2002 and 5.0% in 2001 and expected lives of five years.  The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different.  A summary of the Company’s fixed stock option plans as of December 31, 2003, 2002 and 2001 and activity during the years then ended is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	729,189	$5.79	1,029,323	$10.08	1,035,547	$12.27
Granted	90,440	$3.03	108,899	$1.92	226,271	$4.62
Terminated	(107,132)	$7.30	(409,033)	$15.92	(232,495)	$14.55
Outstanding at December 31	712,497	$5.21	729,189	$5.79	1,029,323	$10.08

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price

$1.61 - $3.29	183,166	9.4	$2.41	30,907	$1.81
$4.14 - $7.08	464,237	6.5	$4.82	407,419	$4.85
$14.34 - $18.66	65,094	2.6	$15.82	65,094	$15.82
$1.61 - $18.66	712,497	4.5	$5.21	503,420	$6.08

As of December 31, 2003, 2002 and 2001, 503,420, 457,258 and 666,662 shares were exercisable under the Plans at a weighted average exercise price of $6.08, $7.06 and $12.99 per share, respectively.

As of December 31, 2003, an aggregate of 658,780 shares remain available for grant under the Plans.  In addition, during each of 1994 and 1993, options covering 8,772 shares were granted to two directors of the Company apart from the Stock Option Plans.  The options were granted at $42.38 and $49.13 per share, respectively.  The terms of these options are consistent with those granted under the 1992 Stock Option Plan.

On March 20, 2000, the Company and Nick Price Group entered into a stock option agreement.  The option agreement allows Nick Price to purchase 50,000 shares of Common Stock at a purchase price of $4.89 per share.  The shares are not currently registered under the Plans.  In return for the shares, the Company is receiving the services of Nick Price at a guaranteed minimum value of $4.50 per share, or a minimum aggregate consideration of $225,000.  The Company recognized compensation expense and a liability of approximately $16,000, $37,000 and $66,000 in 2003, 2002 and 2001, respectively.

13.  EMPLOYEE BENEFIT PLAN

In 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the “Plan”) for employees of the Company and its subsidiaries.  This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law.  The Company matches the first 4% of wages contributed by employees at a rate of $0.25 for every $1.00.  The Company’s matching contributions vest over four years based on years of service.  The Company’s contributions amounted to approximately $48,000, $48,000 and $62,000 in 2003, 2002 and 2001, respectively.

14.  COMMITMENTS AND CONTINGENCIES

The Company leases building space and certain equipment under operating leases.  The Company’s leases for office and manufacturing space contain rental escalation clauses and renewal options.  Rental expense for the Company was $0.9 million, $1.1 million and $1.2 million for 2003, 2002 and 2001, respectively.  As of December 31, 2003, future minimum lease payments for all operating leases are as follows (in thousands):

2004	$1,049
2005	549
2006	352
2007	167
2008	156
Thereafter	678
$2,951

Amounts receivable from future minimum rental payments due from a sub-lessee for the years ending December 31, 2004, and 2005 are $245,000 and $211,000, respectively.

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

The Company markets its products domestically and internationally, with its principal international market being Europe.  The table below contains information about the geographical areas in which the Company operates.  Revenues are attributed to countries based on location in which the sale is settled.  Long-lived assets are based on the country of domicile.  Sales to a major customer represented 21%, 22%, and 21% of net sales in 2003, 2002, and 2001, respectively.  Sales to a second customer represented 6%, 13%, and 20% of net sales in 2003, 2002, and 2001, respectively. Sales to a third customer represented 26%, 21% and 10% of net sales in 2003, 2002 and 2001, respectively.  Sales to a fourth customer represented 10%, 9% and 15% of net sales in 2003, 2002 and 2001, respectively.

(in thousands)

2003	Sales	Long-Lived Assets
United States	$32,180	$6,794
Scotland	53	—
England	2,855	—
China	1,057	2,013
Mexico	—	256
Other Foreign Countries	1,662	—
Total	$37,807	$9,063

2002	Sales	Long-Lived Assets
United States	$32,207	$10,587
Scotland	189	—
England	2,165	—
China	1,023	2,324
Mexico	—	349
Other Foreign Countries	1,878	—
Total	$37,462	$13,260

2001	Sales	Long-Lived Assets
United States	$34,746	$12,520
Scotland	167	—
England	1,792	—
China	648	2,607
Mexico	74	360
Other Foreign Countries	2,134	—
Total	$39,561	$15,487

16.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 2003 (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2003:
Net sales	$10,164	$9,863	$7,995	$9,785
Gross profit	1,739	1,513	1,893	2,076
Net income(loss)	(169)	(471)	189	(1,275)
Net income(loss) per common share-basic	$(0.03)	$(0.10)	$0.04	$(0.26)
Net income(loss) per common share-diluted	$(0.03)	$(0.10)	$0.04	$(0.26)

2002:

Net sales	$11,374	$10,551	$6,450	$9,087
Gross profit	1,469	1,830	482	853
Net loss	(198)	(170)	(699)	(1,777)

Net loss per common share-basic	$(0.04)	$(0.03)	$(0.14)	$(0.36)
Net loss per common share-diluted	$(0.04)	$(0.03)	$(0.14)	$(0.36)

Earnings (loss) per share are computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

17.  RELATED PARTY TRANSACTIONS

During 1999, the Company entered into a joint venture for the production of carbon fiber with SGL (see Note 6).  The amount owed to CFT as of December 31, 2003 and 2002 was approximately $64,000 and $205,000, respectively.

18.  SUBSEQUENT EVENTS

The Company received a letter of intent to purchase selected assets of CFT subsequent to year-end (see Note 6).   The Company repurchased its common stock on the open market in accordance with its stock buyback program (seen Note 9).

ALDILA INC. AND SUBSIDIARIES

SCHEDULE IIC VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2002 and 2001

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2001
Allowance for uncollectible accounts	$209,635	$156,000	$(214,360)	$151,275
Warranty reserve	$691,000	$(58,000)	$(148,000)	$485,000
Year ended December 31, 2002
Allowance for uncollectible accounts	$151,275	$(21,899)	$(107,040)	$22,336
Warranty reserve	$485,000	$(3,000)	$(137,000)	$345,000
Year ended December 31, 2003
Allowance for uncollectible accounts	$22,336	$45,000	$(33,260)	$34,076
Warranty reserve	$345,000	$(51,000)	$(110,000)	$184,000

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders

Aldila, Inc.

We have audited the consolidated balance sheet of Aldila, Inc. and its subsidiaries (“the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of Aldila, Inc. and its subsidiaries as of December 31, 2002, were audited by other auditors whose report dated February 12, 2003, expressed an unqualified opinion on those statements.

We conducted out audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that out audit provided a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred of above present fairly, in all material respects, the financial position of Aldila, Inc. and its subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Peterson & Co., LLP
PETERSON & CO., LLP

February 13, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Aldila, Inc.

We have audited the accompanying consolidated balance sheet of Aldila, Inc. and its subsidiaries (the “Company”) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002.  Our audits also included the 2002 and 2001 financial statement schedule listed at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 12, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALDILA, INC.

By:	/s/ Peter R. Mathewson
Peter R. Mathewson
Chairman of the Board,
Chief Executive Officer

Signature	Title	Date

/s/ Peter R. Mathewson	Chief Executive Officer	March 30, 2004
Peter R. Mathewson	and Director (Principal Executive Officer)

/s/ Robert J. Cierzan	Vice President, Finance	March 30, 2004
Robert J. Cierzan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lloyd I Miller, III	Director	March 30, 2004
Lloyd I. Miller, III

/s/ Thomas A. Brand	Director	March 30, 2004
Thomas A. Brand

/s/ Bryant R. Riley	Director	March 30, 2004
Bryant R. Riley

EXHIBIT INDEX

Exhibit Number		Exhibit

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

	3.1	Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-70010) and incorporated herein by reference).

	3.2	Restated By-Laws of the Company. (Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).

	4.1	Specimen form of Company’s Common Stock Certificate. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).

*	10.1	1992 Stock Option Plan of the Company, as amended. (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).

*	10.2

Form of Stock Option Agreement in connection with Stock Option Plan.  (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).

*	10.3	Executive Bonus Plan of the Company. (Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

	10.4

Form of Indemnification Agreement between the Company and its directors and executive officers. (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).

	10.5	Business Park Net Lease dated as of May 29, 1987,

between the Company and Kaiser Development Company as amended by the First Amendment to Lease dated as of January 12, 1992, between the Company and Bedford Development Company. (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).

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

*	10.10

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

	10.13	Lease Agreement dated May 15, 1995 between the Company and Desarrollo Industrial de Tijuana, S.A. de C.V.(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended

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

*	10.18

Loan and Security Agreement by and between Aldila Golf Corp. and Foothill Capital Corporation dated July 9, 1999. (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

*	10.19

Severance Protection Agreement dated March 11, 1999 between the Company and Gary T. Barbera. (Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

*	10.20

Severance Protection Agreement dated March 11, 1999 between the Company and Peter R. Mathewson. (Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

*	10.21

Severance Protection Agreement dated March 11, 1999 between the Company and Robert J. Cierzan. (Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

*	10.22

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

10.25

Carbon Fiber Technology, LLC financial statements as of and for the years ended December 31, 2002 and 2001 (Filed as exhibit 99.1 in the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

11.1	Statement re: Computation of Net Income (Loss) per Common Share.

14.0	Aldila, Inc.’s Code of Business Conduct and Ethics adopted on December 31, 2004.

21.1	Subsidiaries of the Company.

23.1	Independent Auditors’ Consent – Peterson & Co.

23.2	Independent Auditors’ Consent – Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.