Form 10-K/A
period 2003-12-31
ALDILA INC
filed 2004-04-09
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

ALDILA, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3645590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

(Amounts below in thousands)

	Average	Highest		Lowest
Gross inventory as of 12/31/03	9,785	9,785		9,785
Reserve rate	22.4%	30.3	%(a)	18.7%
Estimated reserve	2,193	2,969		1,830
Recorded Reserve as of 12/31/2003	2,007	2,007		2,007
Impact to costs of goods sold	186	962		(177)

(a) This was the Company’s highest rate, the second highest rate in the past five years was 22.1%.

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

In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  Most of its production of prepreg is used internally by the Company, with the remainder sold to other composite materials manufacturers.   The Company continues to look for opportunities to sell its prepreg to other composite materials manufacturers and to manufacture other non-golf composite materials products, such as hockey sticks.  Sales of prepreg as a percentage of net revenues increased to 5% in 2003 as compared to 3% in 2002 and sales of hockey sticks increased to 6% of net revenues from 2% in 2002.  Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas will be limited, especially as it pertains to other composite products, such as hockey sticks.  Management believe that it can continue to improve on its sales of composite prepreg, although it does not anticipate it will be material to its results of operations for at least several years.

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

Cash (including cash equivalents) provided by operating activities in 2003 was approximately $4.0 million, compared to approximately $2.5 million in 2002.  The increase in cash from operations in 2003 was mainly attributed to a smaller net loss and $1.2 million income tax refund, which was partially offset by a smaller reduction in inventory than in 2002.  Cash provided by operating activities was further affected by non-cash charge related to the write down of the Company’s investment in joint venture (CFT).  The Company used $699,000 for capital expenditures during 2003, with the majority of it applicable to the tenant improvements placed in service at its manufacturing location to support the consolidation of the corporate offices.  Management anticipates capital expenditures to approximate $600,000 for 2004.  The Company received distributions from CFT totaling $500,000 in 2003 compared to $890,000 in 2002.  The Company received a distribution in March 2004 in the amount of $750,000.  Future distributions must be agreed upon by both joint venture partners prior to any distribution being made.  The Company repurchased 62,499 shares of its stock during 2003, costing it approximately $181,000.  The Company plans to continue to repurchase its stock in accordance with its stock buyback plan through 2004.  The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability, to meet its obligations at least through 2004.

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

Net deferred income taxes included in long-term liabilities in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):

	2003	2002
Property and equipment	$493	$499
Basis in joint venture (CFT)	(634)	(591)
Other	208	246
Deferred tax assets(liabilities) – long term	$67	$154

Total reconciliation of the deferred tax assets and liabilities are below.

	2003	2002
Deferred tax assets – current	$2,476	$1,757
Deferred tax assets (liabilities) – long term	67	154
Total net deferred tax asset before valuation allowance	2,543	1,911
Valuation allowance	(2,543)	(1,911)
Total deferred tax asset	$—	$—

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

ALDILA, INC.

By:	/s/ Peter R. Mathewson
Peter R. Mathewson
Chairman of the Board,
Chief Executive Officer

Signature	Title	Date

/s/ Peter R. Mathewson	Chief Executive Officer	April 9, 2004
Peter R. Mathewson	and Director (Principal Executive Officer)

/s/ Robert J. Cierzan	Vice President, Finance	April 9, 2004
Robert J. Cierzan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lloyd I Miller, III	Director	April 9, 2004
Lloyd I. Miller, III

/s/ Thomas A. Brand	Director	April 9, 2004
Thomas A. Brand

/s/ Bryant R. Riley	Director	April 9, 2004
Bryant R. Riley

EXHIBIT INDEX

Exhibit Number		Exhibit

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

11.1	Statement re: Computation of Net Income (Loss) per Common Share.

14.0	Aldila, Inc.’s Code of Business Conduct and Ethics adopted on December 31, 2002.

21.1	Subsidiaries of the Company.

23.1	Independent Auditors’ Consent – Peterson & Co., LLP

23.2	Independent Auditors’ Consent – Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.