Form 10-Q
period 2004-03-31
ALDILA INC
filed 2004-05-17
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes  ☐          No  ☒

As of May 11, 2004 there were 4,912,541 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,290	$6,919
Accounts receivable	6,300	4,613
Inventories	6,896	7,778
Prepaid expenses and other current assets	411	399
Total current assets	24,897	19,709

PROPERTY, PLANT AND EQUIPMENT	4,462	4,776

INVESTMENT IN JOINT VENTURE	3,627	4,287

OTHER ASSETS	202	241

TOTAL ASSETS	$33,188	$29,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,160	$3,067
Income taxes payable	1,533	—
Accrued expenses	1,977	1,461
Total current liabilities	6,670	4,528

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	34	39
Total liabilities	6,704	4,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,840,149 shares in 2004 and 4,885,149 shares in 2003, respectively	48	48
Additional paid-in capital	41,567	41,803
Accumulated deficit	(15,131)	(17,405)
Total stockholders’ equity	26,484	24,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,188	$29,013

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended March 31,
	2004	2003

NET SALES	$15,298	$10,164
COST OF SALES	9,174	8,425
Gross profit	6,124	1,739

SELLING, GENERAL AND ADMINISTRATIVE	2,435	1,926
Operating income (loss)	3,689	(187)

OTHER EXPENSE (INCOME):
Interest expense	—	8
Other, net	(3)	30
Equity in earnings of joint venture	(99)	(56)

INCOME (LOSS) BEFORE INCOME TAXES	3,791	(169)
PROVISION FOR INCOME TAXES	1,517	—

NET INCOME (LOSS)	$2,274	$(169)

NET INCOME (LOSS) PER COMMON SHARE	$0.47	$(0.03)

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION	$0.46	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,876	4,948

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	4,988	4,948

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,274	$(169)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	388	459
Loss on disposal of fixed assets	4	13
Undistributed income of joint venture, net	(90)	(63)
Changes in assets and liabilities:
Accounts receivable	(1,687)	(737)
Income taxes payable/receivable	1,530	(27)
Inventories	882	766
Prepaid expenses and other assets	13	184
Accounts payable	93	420
Accrued expenses	519	(100)
Deferred rent and other long-term liabilities	(5)	(26)
Net cash provided by operating activities	3,921	720

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(64)	(354)
Proceeds from sales of property, plant and equipment	—	11
Distribution from joint venture	750	—
Net cash provided by (used for) investing activities	686	(343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(236)	—
Net cash used for financing activities	(236)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,371	377
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,919	3,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,290	$3,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$8
Income taxes	$33	$30

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.                                       Basis of Presentation

The consolidated balance sheet as of March 31, 2004 and the consolidated statements of operations and of cash flows for the three-month periods ended March 31, 2004 and 2003, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2003 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 consolidated financial statements and notes thereto.

At March 31, 2004, the Company has two stock-based compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value (See SFAS 148 below under Recently Issued Accounting Pronouncements).  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  Had compensation cost for the Company’s stock option awards been determined based upon the fair value at the grant date and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company’s net income and income per share would have been decreased to the pro forma amounts indicated below (in thousands, except for per share data):

	For the three months ended March 31,
	2004	2003
Net income (loss) as reported	$2,274	$(169)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(54)	(38)
Pro forma income net loss	$2,220	$(207)

Income (loss) per share:
Basic – as reported	$0.47	$(.03)
Basic – pro forma	$0.46	$(.04)

Diluted – as reported	$0.46	$(.03)
Diluted – pro forma	$0.44	$(.04)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans. The fair value of the grants were estimated at $1.41 and $0.90, for 2003 and 2002 respectively, on the date of the stock option grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, volatility of 49%, and for 2003 and 2002, respectively, risk free rate of return of 2.7% and 3.3%, for 2003 and 2002, respectively, and expected lives of five years.  The estimated fair value of the stock options granted is subject to the assumptions made and if the assumptions would change, the estimated fair value amounts could be significantly different.

2.                                       Inventories

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$4,020	$5,420
Work in process	821	774
Finished goods	2,055	1,584
Inventories	$6,896	$7,778

3.                                       Accrued Expenses

	March 31, 2004	December 31, 2003
Warranty Reserve [1]	$179	$184

[1] Warranty Reserve
Beginning Balance	$184	$345
Settlement of Warranty	0	(110)
Adjustments to Warranty	(5)	(51)
Ending Balance	$179	$184

4.                                       Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture, for the periods ended March 31, 2004 and 2003 is as follows (in thousands):

	Three months ended March 31,
	2004	2003
Sales	$3,461	$2,407
Cost of sales	3,294	2,299
Gross profit	167	108
Net income	$172	$116

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts.  In reporting the Company’s results from its operations, the Company relies on several critical accounting policies.

Significant Accounting Estimates

We prepared the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2003 Annual Report filed on Form 10-K/A, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the three months ended March 31, 2004, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 82% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.

The graphite shaft market consists of premium shafts, branded shafts and value shafts.  The Company sells customized premium shafts directly to its customers and sells Aldila branded shafts through the OEM custom fit programs and distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  The Company introduced its new and innovative “One” shaft early in 2002, which has been successful in the branded segment and the Company introduced the Aldila NVTM, in 2003, featuring the Company’s exclusive Micro Laminate Technology.  The NVTM has had numerous tour victories, including the 2003 British Open and is currently the number one new shaft model on tour.  In addition to the “One” and the NVTM shafts, the Company continues to develop other premium branded custom shafts.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.  Over the past years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market, although the Company has recently seen its sales of value shafts flatten out.  The Company now competes aggressively with both United States and foreign-based shaft manufacturers for premium graphite shafts and also against primarily foreign-based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment.  While the Company’s market share in the value segment is not as great as the premium segment, the Company has been somewhat successful in securing new customers in this segment.  Generally, value shafts have significantly lower selling prices than premium shafts and, as a result, contribute less to gross profit.

The pressure on selling prices of both premium and value shafts under current market conditions, and the increased percentage of overall sales represented by value shafts has resulted in a reduction of approximately 37% in the average selling price of the Company’s shafts over the last seven years, although in some cases average selling prices may increase slightly from period to period depending on the mix of products sold.  In the past five years, the average selling price has declined by approximately 9%, however in 2003 it increased by approximately 11% from 2002, which was primarily attributed to the Company’s success in the premium branded segment.  In addition, the Company’s average selling price increased 37% in the first quarter of 2004 as compared to the comparable quarter in the previous years.  The Company believes that its average selling price will increase if it continues to be successful in the premium branded segment of the golf shaft market.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s response has been to reduce its cost structure, principally by producing its own prepreg and by shifting the largest portion of its shaft production to its offshore facilities, while maintaining high quality and superior customer service.  The cost saving benefits of its efforts to vertically integrate its operations, particularly through carbon fiber manufacturing, have not benefited the Company in the last several years.  Recent market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT.  In the second half of 2003 the availability of carbon fiber began to decline and prices began to increase, which trend the Company believes will continue at least for the next year or two.  Although the Company’s gross margins and profitability have continued to be adversely affected through this period despite its efforts, management believes that vertical integration through its prepreg operation has been successful to date and is allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.  The Company continues to look for opportunities to cut costs and to increase its market share.

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

In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  Most of its production of prepreg is used internally by the Company, with the remainder sold to other composite materials manufacturers.  The Company continues to look for opportunities to sell its prepreg to other composite materials manufacturers and to manufacture other non-golf composite materials products, such as hockey sticks.  Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas will be limited, especially as it pertains to other composite products, such as hockey sticks.  Management believes that it can continue to improve on its sales of composite prepreg, although it does not anticipate it will be material to its results of operations for at least several years.

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

The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture partners.  The Company and SGL also entered into supply agreements with the new entity, CFT, for the purchase of carbon fiber at cost plus an agreed-upon mark-up.  The Company and SGL are each responsible to bear 50% of the fixed costs to operate the facility as a term of this supply agreement.  Profits and losses of CFT are shared equally by the partners.  The carbon fiber from this facility is primarily consumed by the joint venture partners.  The Company had entered into a non-binding letter of intent to sell with its partner, selected assets of CFT to a third party, however, as announced on April 26, 2004, negotiations regarding the sale ended due to a failure of the three parties to reach an acceptable definitive agreement.  We are currently evaluating our future options as they relate to CFT.

If CFT is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture partners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain competitive prices for its products.  Although selling prices of carbon fiber have been depressed for the past several years based on a surplus of supply in the market for carbon fiber, the Company has seen increases in prices of smaller tow carbon fibers and a constriction of supply, which types are not manufactured at CFT.  If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse affect on the Company’s business.  The Company does not expect third party sales at CFT to have a significant effect on either its sales or profitability for several years.

Results of Operations

First Quarter 2004 Compared to First Quarter 2003

Net Sales.  Net sales increased $5.1 million, or 51%, to $15.3 million for the first quarter ended March 31, 2004 (the “2004 Period”) from $10.2 million for the first quarter ended 2003 (the “2003 Period”).  The increase in net sales in the 2004 Period from the 2003 Period was primarily attributed to a 362% increase in sales of the Company’s branded products, which represented approximately 25% of the Company’s consolidated net sales.  The average price of shafts sold increased approximately 37% in the 2004 Period as compared to the 2003 Period.  In addition, sales of composite prepreg increased by approximately 124% in the 2004 Period as compared to the 2003 Period.  Composite prepreg sales represent approximately 6% of the Company’s consolidated net sales in the 2004 Period.

Gross Profit.  Gross profit increased $4.4 million or 252%, to $6.1 million for the 2004 Period from $1.7 million for the 2003 Period.  The Company’s gross profit margin increased to 40% in the 2004 Period compared to 17% in the 2003 Period.  The increase in the gross profit is primarily attributed to the increased sales of the Company’s branded product, which typically have a better gross margin then the Company’s other shafts, and to a lesser extent an increase in the sales of other shafts and composite prepregs.

Operating Income.  Operating income increased $3.9 million, or 2073%, from a loss of $187,000 in the 2003 Period to income of $3.7 million in the 2004 Period.  The increase in operating income was attributed to the increase in gross profit.  Selling, General and Administration (“SG&A”) expense increased by $509,000 in the 2004 Period to $2.4 million from $1.9 million in the 2003 Period.  The increase in SG&A was mainly attributed to increases in advertising, promotion and incentive expenses.  SG&A decreased as a percentage of net sales to 16% for the 2004 Period from 19% in the 2003 Period.  The Company anticipates that it will continue to maintain its current level of spending for advertising and marketing in support of its branded products.

Income Before Income Taxes.  Income before income taxes increased $4.0 million to income before income taxes of $3.8 million for the 2004 Period from a loss before income taxes of $169,000 for the 2003 Period.  The increase was attributed to the increase in operating income.

Provision For Income Taxes.  The Company recorded a provision for income taxes of $1.5 million for the 2004 Period, which represents an effective tax rate of 40%.  During the fourth quarter of 2002, management determined that it was no longer more likely than not that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.  The

Company reviews its valuation allowance for appropriateness each quarter.  If in the future, the Company determines that it is no longer appropriate to record a valuation allowance against its deferred tax assets, the Company will be required to reverse its valuation allowance.

Liquidity and Capital Resources

Cash (including cash equivalents) provided by operating activities was $3.9 million for the 2004 Period compared to cash provided by operating activities of $720,000 in the 2003 Period. The increase in cash provided by operations was primarily attributed to an increase in net income during the 2004 Period.  Cash provided by net income increased by $2.4 million, with the remaining cash coming from working capital items.  The Company received a $750,000 distribution from CFT in the 2004 Period. Any future distributions will have to be approved by the partners of CFT in advance.  The Company used $64,000 for capital expenditures during the 2004 Period as compared to $354,000 for the 2003 Period.  Management anticipates capital expenditures to approximate between $600,000 and $1.8 million.  The Company also has an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow to meet its obligations at least through 2004.

The Company may from time to time consider the acquisition of businesses.  The Company could require additional debt financing if it were to engage in a material acquisition in the future.

Seasonality

Because the Company’s customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment, the Company’s operating results have been affected by seasonal demand for golf clubs, which has generally resulted in the highest sales occurring in the first and second quarter. The timing of customers’ new product introductions has frequently mitigated the impact of seasonality in recent years.

Backlog

As of March 31, 2004, the Company had a sales backlog of approximately $10.0 million compared to approximately $6.0 million as of March 31, 2003.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

The Company’s Report on Form 10-K/A for the year ended December 31, 2003 (the “Form 10-K/A”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Business Risks” in Part I, Item 1 of the Form 10-K/A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K/A.  The forward-looking statements in this 10-Q are particularly subject to the risks that:

•                  we will not maintain or increase our market share at our principal customers;

•                  demand for clubs manufactured by our principal customers will decline, thereby affecting their demand for our shafts;

•                  the market for graphite shafts will continue to be extremely competitive, affecting selling prices and profitability;

•                  our product offerings, including the Aldila NV™ shaft and product offerings outside the golf industry, will not achieve success with consumers or OEM customers;

•                  our business in hockey stick manufacturing with Mission Hockey will not continue to grow;

•                  our international operations will be adversely affected by political instability, currency fluctuations, export/import regulations or other risks typical of multi-national operations, particularly those in less developed countries;

•                  CFT will be unsuccessful as a result, for example, of internal operational problems, raw material supply problems, changes in demand for carbon fiber based products, or difficulties in operating a joint venture;

•                  the Company will not be able to acquire adequate supplies of carbon fiber, which are used in its higher end shafts and not produced at CFT.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the information that was disclosed in the Company’s Annual Report for the period ended December 31, 2003 filed on Form 10-K/A.

Item 4.           Controls and Procedures

(a)          As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)          There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

Not applicable.

Item 2.             Changes in Securities

(a)          None

(b)         None

(c)          None

(d)         None

(e)          See table below and note to table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Aggregate Dollar Amount that is available to Purchase Shares Under the Plan
January	1,000	$3.50	1,000	$1,314,000
February	3,000	$4.87	3,000	$1,300,000
March	41,000	$5.31	41,000	$1,079,000
Total	45,000	$5.24	45,000	$1,079,000

Note:  The Company announced on June 27, 2003 that its Board of Directors authorized the a stock repurchase program whereby shares of its common stock may be purchased to a total of $1.5 million as business conditions warrant.  This plan replaced any exiting open share buyback plans at the time. The Company repurchased 62,499 shares on the open market, at an approximate cost of $2.92 per share during 2003.

Item 3.             Defaults Upon Senior Securities

Not applicable.

Item 4.             Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.             Other Information

Not applicable.

Item 6.             Exhibits and Reports on Form 8-K

(a)	Exhibits

	11.1	Statement re: Computation of Net Income (Loss) per Common Share

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during quarter ended March 31, 2004 and through the filing of this Current Report on Form 10Q.

On February 11, 2004, the Company filed a Form 8-K announcing that Carbon Fiber Technology LLC, a joint venture limited liability company owned by it and its joint venture partner, has entered into a non-binding letter of intent to sell selected assets, including property, plant, equipment, and know-how to the independent third party with which a previously announced non-binding letter of interest was signed in September 2003.

On February 18, 2004, the Company filed a Form 8-K announcing the financial results for the fourth quarter of 2003 and the twelve-month period ended December 31, 2003.

On April 26, 2004, the Company filed a Form 8-K announcing that negotiations regarding the sale of selected assets of Carbon Fiber Technology LLC (“CFT”), a joint venture limited liability company owned by it and its joint venture partner to an independent third party have ended due to a failure of the three parties to reach an acceptable definitive agreement.  The proposed sale was previously announced on February 11, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

May 17, 2004	/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance Signing both in his capacity as Vice President and as Chief Accounting Officer of the Registrant