Form 10-Q
period 2004-06-30
ALDILA INC
filed 2004-08-13
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes   ☐   No  ☒

As of August 11, 2004 there were 5,127,206 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,636	$6,919
Accounts receivable	5,522	4,613
Inventories	7,553	7,778
Prepaid expenses and other current assets	540	399
Total current assets	28,251	19,709

PROPERTY, PLANT AND EQUIPMENT	4,306	4,776

INVESTMENT IN JOINT VENTURE	3,690	4,287

OTHER ASSETS	184	241

TOTAL ASSETS	$36,431	$29,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,768	$3,067
Income taxes payable	1,453	—
Accrued expenses	2,393	1,461
Total current liabilities	6,614	4,528

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	29	39
Total liabilities	6,643	4,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,127,206 shares in 2004 and 4,885,149 shares in 2003, respectively	51	48
Additional paid-in capital	42,951	41,803
Accumulated deficit	(13,214)	(17,405)
Total stockholders’ equity	29,788	24,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,431	$29,013

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

NET SALES	$14,260	$9,863	$29,558	$20,027
COST OF SALES	8,281	8,350	17,455	16,775
Gross profit	5,979	1,513	12,103	3,252

SELLING, GENERAL AND ADMINISTRATIVE	2,329	1,976	4,764	3,902
Operating income (loss)	3,650	(463)	7,339	(650)

OTHER EXPENSE (INCOME):
Interest expense	—	9	—	17
Other, net	18	15	15	45
Equity in earnings of joint venture	(39)	(16)	(138)	(72)

INCOME (LOSS) BEFORE INCOME TAXES	3,671	(471)	7,462	(640)
PROVISION FOR INCOME TAXES	1,498	—	3,015	—

NET INCOME (LOSS)	$2,173	$(471)	$4,447	$(640)

NET INCOME (LOSS) PER COMMON SHARE	$0.44	$(0.10)	$0.90	$(0.13)

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION	$0.42	$(0.10)	$0.87	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,976	4,948	4,926	4,948

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,217	4,948	5,120	4,948

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,447	$(640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	747	915
Loss on disposal of fixed assets	32	18
Undistributed income of joint venture, net	(153)	(100)
Changes in assets and liabilities:
Accounts receivable	(909)	(50)
Income taxes payable/receivable	1,453	(27)
Inventories	225	2,246
Prepaid expenses and other assets	(111)	7
Accounts payable	(299)	(200)
Accrued expenses	932	(14)
Deferred rent and other long-term liabilities	(10)	16
Net cash provided by operating activities	6,354	2,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(285)	(491)
Proceeds from sales of property, plant and equipment	3	15
Distribution from joint venture	750	—
Net cash provided by (used for) investing activities	468	(476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(287)	—
Proceeds from issuance of common stock	1,438	—
Dividend payment	(256)	—
Net cash provided by financing activities	895	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,717	1,695
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,919	3,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,636	$4,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$17
Income taxes	$1,622	$62

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.                    Basis of Presentation

The consolidated balance sheet as of June 30, 2004 and the consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2003 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited consolidated financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 consolidated financial statements and notes thereto.

At June 30, 2004, the Company has two stock-based compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value (which was amended in part by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”).  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  Had compensation cost for the Company’s stock option awards been determined based upon the fair value at the grant date and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been decreased to the pro forma amounts indicated below (in thousands, except for per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$2,173	$(471)	$4,447	$(640)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41)	(54)	(93)	(119)
Pro forma net income (loss)	$2,132	$(525)	$4,354	$(759)

Income (loss) per share:
Basic – as reported	$.44	$(.10)	$0.90	$(.13)
Basic – pro forma	$.43	$(.11)	$0.88	$(.15)

Diluted – as reported	$.42	$(.10)	$0.87	$(.13)
Diluted – pro forma	$.41	$(.11)	$0.85	$(.15)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans. The fair value of the grants were estimated on the date of the stock option grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Weighted average assumptions	2004	2003	2002
Dividend Yield	0.95%	0.00%	0.00%
Volatility	58%	49%	50%
Risk free rate of return	3.5%	2.4%	3.3%

Based upon the weighted average assumptions above, the weighted average fair values of options granted were $5.44, $1.41 and $0.90 for 2004, 2003 and 2002, respectively.  The estimated fair value of the stock options granted is subject to the assumptions made and if the assumptions would change, the estimated fair value amounts could be significantly different.

2.                    Inventories

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$4,146	$5,420
Work in process	952	774
Finished goods	2,455	1,584
Inventories	$7,553	$7,778

3.               Accrued Expenses

	June 30, 2004	December 31, 2003
Warranty reserve [1]	$179	$184

[1] Rollforward of warranty reserve
Beginning balance	$184	$345
Settlement of warranty	0	(110)
Adjustments to warranty	(5)	(51)
Warranty reserve ending balance	$179	$184

4.                    Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture, for the periods ended June 30, 2004 and 2003 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Sales	$2,392	$1,310	$5,853	$3,717
Cost of sales	2,279	1,254	5,573	3,553
Gross profit	113	56	280	164
Net income	$116	$66	$288	$182

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts.  In reporting the Company’s results from its operations, the Company relies on several significant accounting estimates.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2003 Annual Report filed on Form 10-K/A for the year ended December 31, 2003, that are both important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the six months ended June 30, 2004, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 79% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.

The graphite shaft market consists of premium shafts, branded shafts and value shafts.  The Company sells customized premium shafts directly to its customers and sells Aldila branded shafts through the OEM custom fit programs and distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, a segment in which shafts tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  The Company introduced its new and innovative “One” shaft early in 2002, which has been successful in the branded segment and the Company introduced the Aldila NVTM, in 2003, featuring the Company’s exclusive Micro Laminate Technology.  The NVTM has had numerous tour victories, including the 2003 British Open and is currently the number one new shaft model on tour.  In addition to the “One” and the NVTM shafts, the Company plans to introduce NV™ product line extensions, the NVS™ and NV ProtoPype.  The NVS™ features a softer tip, which produces a higher launch angle as compared to NV™.  Although the NVS™ will not be available to OEMs and distributors until August 2004, it has already enjoyed success on the PGA Tour with victories at Tucson and The John Deere Classic, plus numerous top ten finishes to date.  The final design and release date for the NV ProtoPype has yet to be determined.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

Over the past years the Company has realized substantial sales growth in the value priced segment of the graphite shaft market, although the Company has recently seen its sales of value shafts flatten out.  The Company now competes aggressively with both United States and foreign-based shaft manufacturers for premium graphite shafts and also against primarily foreign-based shaft manufacturers for lower priced value shaft sales. The Company continues to maintain a broad customer base in the premium shaft market segment.  While the Company’s market share in the value segment is not as great as the premium segment, the Company has been somewhat successful in securing new customers in the value segment.  Generally, value shafts have significantly lower selling prices than premium shafts and, as a result, contribute less to gross profit.

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The pressure on selling prices of both premium and value shafts under current market conditions, and the increased percentage of overall sales represented by value shafts has resulted in a reduction of approximately 37% in the average selling price of the Company’s shafts over the last seven years through December 31, 2003, although in some cases average selling prices may increase slightly from period to period depending on the mix of products sold.  In the past five years through December 31, 2003, the average selling price has declined by approximately 9%, however, in 2003 it increased by approximately 11% from 2002, which was primarily attributed to the Company’s success in the premium branded segment.  In addition, the Company’s average selling price increased 29% in the six-month period ended June 30, 2004 as compared to the comparable period in the previous year.  The Company believes that its average selling price will continue to increase if it is successful in the branded segment of the golf shaft market.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

The Company’s response to pressure on selling prices has been to reduce its cost structure, principally by producing its own key raw materials, prepreg and large tow carbon fiber, and by shifting the largest portion of its shaft production to its offshore facilities, while maintaining high quality and superior customer service.  The cost saving benefits of its efforts to vertically integrate its operations, particularly through carbon fiber manufacturing, have not benefited the Company in the last several years. Although the Company’s gross margins and profitability have continued to be adversely affected through this period despite its efforts, management believes that vertical integration through its prepreg operation has been successful to date and is allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.  The Company continues to look for opportunities to cut costs and to increase its market share.  Over the past several years, the market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from its 50%

owned joint venture, CFT.  In the second half of 2003 the availability of carbon fiber began to decline and prices began to increase, which trend the Company believes will continue at least for the next year or two.  As the price of carbon fiber and supply constraint continues to increase, the Company believes that it is finally realizing a benefit from its vertical integration.

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

In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  Most of its production of prepreg is used internally by the Company, with the remainder sold to other composite materials manufacturers.   The Company continues to look for opportunities to sell its prepreg to other composite materials manufacturers and to manufacture other non-golf composite materials products, such as hockey sticks.  Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas will be limited, especially as it pertains to other composite products, such as hockey sticks.  The Company has enjoyed recent success at increasing its sales of prepreg to other composite materials manufacturers.  Composite prepreg sales to third parties increased by 150% through June 30, 2004 as compared to the same period in the previous year.  Composite prepreg sales have increased to 7% of the Company’s net sales through June 30, 2004, which is up from 4% in the comparable period last year.  Management believes that it can continue to improve on its sales of composite prepreg and is currently adding capacity to its prepreg manufacturing facility.  The increased capacity will allow the Company to either sell more composite prepreg or support the Company’s shaft manufacturing operations.  The increased capacity can only be realized to the extent the Company is able to acquire adequate supplies of carbon fiber.

In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of large tow carbon fiber.  During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of golf club shafts.  During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products.  On October 29, 1999, SGL Carbon Fibers and

Composites, Inc. (“SGL”) purchased a 50% interest in the Company’s carbon fiber manufacturing operation.

The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture members.  The Company and SGL also entered into supply agreements with the new entity, CFT, for the purchase of carbon fiber at cost plus an agreed-upon mark-up.  The Company and SGL are each responsible to bear 50% of the fixed costs to operate the facility as a term of this supply agreement.  Profits and losses of CFT are shared equally by the members.  The carbon fiber from this facility is primarily consumed by the joint venture members.   The Company had entered into a non-binding letter of intent to sell with its partner, selected assets of CFT to a third party, however, as announced on April 26, 2004, negotiations regarding the sale ended due to a failure of the three parties to reach an acceptable definitive agreement.  We are not currently pursuing any sale of CFT.

If CFT is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture members to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain competitive prices for its products.  Although selling prices of carbon fiber have been depressed for the past several years based on a surplus of supply in the market for carbon fiber, the Company has seen increases in prices of smaller tow carbon fibers and a constriction of supply, which types are not manufactured at CFT.  If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse affect on the Company’s business.  The Company does not expect third party sales at CFT to have a significant effect on either its sales or profitability for several years.

Results of Operations

Second Quarter 2004 Compared to Second Quarter 2003

Net Sales.  Net sales increased $4.4 million, or 45%, to $14.3 million for the second quarter ended June 30, 2004 (the “2004 Quarter”) from $9.9 million for the second quarter ended June 30, 2003 (the “2003 Quarter”).  The increase in net sales in the 2004 Quarter from the 2003 Quarter was primarily attributed to a 552% increase in sales of the Company’s branded products, which represented approximately 34% of the Company’s consolidated net sales.  The average price of shafts sold increased approximately 21% in the 2004 Quarter as compared to the 2003 Quarter.  In addition, sales of composite prepreg increased by approximately 177% in the 2004 Quarter as compared to the 2003 Quarter.  Composite prepreg sales represented approximately 8% of the Company’s consolidated net sales in the 2004 Quarter.  Sales of composite hockey sticks declined by 33% in the 2004 Quarter as compared to the 2003 Quarter.

Gross Profit.  Gross profit increased $4.5 million or 295%, to $6.0 million for the 2004 Quarter from $1.5 million for the 2003 Quarter.  The Company’s gross profit margin increased to 42% in the 2004 Quarter compared to 15% in the 2003 Quarter.  The increase in the gross profit is primarily attributed to the increased sales of the Company’s branded product, which typically have a better gross margin than the Company’s other shafts, and to a lesser extent an increase in sales of composite prepregs.

Operating Income (Loss).  Operating income increased $4.1 million to  $3.7 million in the 2004 Quarter, or 888%, from an operating loss of $463,000 in the 2003 Quarter.  The increase in operating income was attributed to the increase in gross profit.  Selling, General and Administration (“SG&A”) expense increased by $353,000 in the 2004 Quarter to $2.3 million from $2.0 million in the 2003 Quarter.  The increase in SG&A was mainly attributed to an increase in incentive expenses.  SG&A decreased as a percentage of net sales to 16% for the 2004 Quarter from 20% in the 2003 Quarter.

Income (Loss) Before Income Taxes.  Income before income taxes increased $4.1 million to $3.7 million for the 2004 Quarter from a loss before income taxes of $471,000 for the 2003 Quarter.  The increase was attributed to the increase in operating income.

Provision For Income Taxes.  The Company recorded a provision for income taxes of $1.5 million for the 2004 Quarter, which represents an effective tax rate of 40%.  During the fourth quarter of 2002, management determined that it was no longer more likely than not that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.  The Company reviews its valuation allowance for appropriateness each quarter.  If in the future, the Company determines that it is no longer appropriate to record a valuation allowance against its deferred tax assets, the Company will be required to reverse its valuation allowance.

Six Month Period in 2004 Compared to Six Month Period in 2003

Net Sales.  Net sales increased $9.5 million, or 48%, to $29.6 million for the six months ended June 30, 2004 (“2004 Period”), from $20.0 million for the six months ended June 30, 2003 (“2003 Period”). The increase in net sales during the 2004 Period was mainly attributed to the increase in sales of the Company’s branded products, which represented approximately 29% of the Company’s net sales in the 2004 Period.  Sales of the Company’s branded products increased by 451% during the 2004 Period, when compared to the 2003 Period.  The average price of shafts sold increased 29% during the 2004 Period as compared during the 2003 Period. In addition, sales of other shafts and composite prepreg increased 10% and 150%, respectively, during the 2004 Period as compared to the 2003 Period.  Sales of composite hockey sticks decreased by 34% during the 2004 Period as compared to the 2003 Period.

Gross Profit.  Gross profit increased $8.9 million, or 272%, to $12.1 million for the 2004 Period from $3.3 million for the 2003 Period.  The Company’s gross profit margin increased to 41% for the 2004 Period as compared to 16% for the 2003 Period.  The increase in gross profit was primarily attributed to the increased sales of the Company’s branded products, which typically have a better gross margin than the Company’s other shafts, and to a lesser extent an increase in sales of composite prepregs.  In addition, gross profit during the 2003 Period was negatively impacted by an increase in inventory reserves.

Operating Income (Loss).  Operating income increased $8.0 million, or 1,229%, to $7.3 million for the 2004 Period as compared to an operating loss of $650,000 for the 2003 Period.  The increase in operating income was attributed to an increase in gross profit during the 2004

Period.  SG&A expenses increased by $862,000, or 22%, in the 2004 Period as compared to the 2003 Period.  The increase in SG&A was primarily attributed to an increase in incentive expenses and to a lesser extent an increase in advertising and marketing expenses, which were partially offset by a decrease in other SG&A.  SG&A decreased as a percentage of sales to 16% for the 2004 Period from 19% in the 2003 Period.  The Company anticipates that it will continue to spend significant amounts on advertising and marketing in support of its branded product.  Advertising and marketing expense represents 28% of the Company’s SG&A for the 2004 Period.

Income (Loss) Before Income Taxes.  Income before taxes increased by $8.1 million to $7.5 million for the 2004 Period from a loss of $640,000 for the 2003 Period.  The increase was attributed to the increase in operating income.

Provision For Income Taxes.  The Company recorded a provision for income taxes of $3.0 million for the 2004 Period, which represents an effective tax rate of 40%.  During the fourth quarter of 2002, management determined that is was no longer more likely than not that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.  The Company reviews its valuation allowance for appropriateness each quarter. If in the future, the Company determines that it is no longer appropriate to record a valuation allowance against its deferred tax assets, the Company will be required to reverse its valuation allowance.

Liquidity and Capital Resources

Cash (including cash equivalents) provided by operating activities was $6.4 million for the 2004 Period compared to cash provided by operating activities of $2.2 million in the 2003 Period.  The increase in cash provided by operations was primarily attributed to an increase in net income during the 2004 Period.  The Company received a $750,000 distribution from CFT in the 2004 Period. Any future distributions will have to be approved by the members of CFT in advance.  The Company used $285,000 for capital expenditures during the 2004 Period as compared to $491,000 for the 2003 Period.  In the 2004 Period, the Company received $1.4 million in proceeds from the issuance of common stock as a result of the exercise of approximately 300,000 stock options.  The Company used $287,000 in the 2004 Period to repurchase common stock and $256,000 to pay a dividend to stockholders of the Company.  As stated in the Company’s press release dated May 20, 2004, the Company, as approved by it’s Board of Directors, intends to continue to declare quarterly dividends at the same rate for the foreseeable future, subject to the Company’s continued successful financial performance.  Management anticipates capital expenditures to approximate between $600,000 and $2.1 million for the year ended December 31, 2003.  The Company also has an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow to meet its obligations at least through June 30, 2005.

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

Backlog

As of June 30, 2004, the Company had a sales backlog of approximately $4.5 million compared to approximately $3.4 million as of June 30, 2003.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and fourth quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

The Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (the “Form 10-K/A”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Business Risks” in Part I, Item 1 of the Form 10-K/A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K/A.  The forward-looking statements in this 10-Q are particularly subject to the risks that:

•                  we will not maintain or increase our market share at our principal customers;

•                  demand for clubs manufactured by our principal customers will decline, thereby affecting their demand for our shafts;

•                  the market for graphite shafts will continue to be extremely competitive, affecting selling prices and profitability;

•                  our product offerings, including the Aldila NV™ shaft and product offerings outside the golf industry, will not continue to achieve success with consumers or OEM customers;

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

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

Not applicable.

Item 2.             Changes in Securities

(a) None

(b) None

(c) None

(d) None

(e) Stock repurchases (See table below and note to table.)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Aggregate Dollar Amount that is available to Purchase Shares Under the Plan
April	8,165	$5.54	8,165	$1,033,000
May	1,024	$5.75	1,024	$1,027,000
June	—	$—	—	$1,027,000
Total	9,189	$5.56	9,189	$1,027,000

Note:   The Company announced on June 27, 2003 that its Board of Directors authorized a stock repurchase program whereby shares of its common stock may be purchased to a total of  $1.5 million as business conditions warrant.  This plan replaced any exiting open share buyback plans at the time. The Company repurchased 62,499 shares on the open market, at an approximate cost of $2.92 per share during 2003.

Item 3.             Defaults Upon Senior Securities

Not applicable.

Item 4.             Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 19, 2004.

At the Annual Meeting two items were submitted to a vote of the stockholders of the Company and were approved:

1)  The election of the directors to serve until the next Annual Meeting of Stockholders. Votes cast for each director, as well as votes withheld are as follows:

NAME	FOR	WITHHELD

Thomas A. Brand	4,411,075	13,660
Peter R. Mathewson	4,411,075	13,660
Lloyd I. Miller, III	4,411,075	13,660
Bryant R. Riley	4,411,075	13,660
Andrew M. Leitch	4,410,942	13,793

2)  The stockholders also ratified the appointment of Peterson & Co.,

LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004.  4,402,959 votes were cast for ratification of Peterson & Co., LLP, 19,772 votes were cast against and there were 2,004 abstentions.

3)  In their discretion, the Proxies were authorized to vote upon such other business as may properly come before the meeting or any other adjournment thereof, but no such other matters were presented at the meeting.  The following votes were received: 4,031,918 votes for, 138,408 votes against and 254,409 votes abstained.

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

(b)         Reports on Form 8-K during quarter ended June 30, 2004 and through the filing of this Current Report on Form 10Q.

1) On April 26, 2004, the Company filed a Form 8-K announcing that negotiations regarding the sale of selected assets of CFT to an independent third party had ended.

2) On April 28, 2004, the Company filed a Form 8-K announcing the financial results for the first quarter of 2004.

3) On May 20, 2004, the Company filed a Form 8-K announcing that the Company reported a quarterly dividend of $0.05 per share declared for shareholders of record as of June 1, 2004, payable on June 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

August 13, 2004	/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance
Signing both in his capacity as Vice President and as Chief Accounting Officer of the Registrant