Form 10-K/A
period 2003-12-31
ALDILA INC
filed 2004-10-29
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE:

THIS AMENDMENT IS BEING FILED SOLELY TO CORRECT THE FORM OF THE CERTIFICATIONS ATTACHED AS EXHIBITS 31.1 AND 31.2.  THIS AMENDMENT MAKES NO OTHER CHANGES TO THE INFORMATION IN THE PREVIOUSLY FILED VERSION OF THIS PERIODIC REPORT.

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

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 12, 2003

43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf of the undersigned thereunto duly authorised.

Dated: October 27, 2004	ALDILA, INC.

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

10.25

Carbon Fiber Technology, LLC financial statements as of and for the years ended December 31, 2002 and 2001 (Filed as exhibit 99.1 in the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

11.1

Statement re: Computation of Net Income (Loss) per Common Share (previously filed as Exhibit 11.1 to the Company’s Amendment No. 1 to Form 10-K/A, for the year ended December 31, 2003 and incorporated by reference).

14.0

Aldila, Inc.’s Code of Business Conduct and Ethics adopted to December 31, 2002 (previously filed as Exhibit 14.0 to the Company’s Amendment No. 1 to Form 10-K/A, for the year ended December 31, 2003 and incorporated by reference)

21.1	Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company’s Amendment No. 1 to Form 10-K/A, for the year ended December 31, 2003 and incorporated by reference)

23.1

Independent Auditors’ Consent – Peterson & Co., LLP (previously filed as Exhibit 23.1 to the Company’s Amendment No. 1 to Form 10-K/A, for the year ended December 31, 2003 and incorporated by reference)

23.2

Independent Auditors’ Consent – Deloitte & Touche LLP (previously filed as Exhibit 23.2 to the Company’s Amendment No. 1 to Form 10-K/A, for the year ended December 31, 2003 and incorporated by reference)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Company’s Amendment No. 1 to Form 10-K/A, for the year ended December 31, 2003 and incorporated by reference).

*Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.