Form 10-Q/A
period 2004-03-31
ALDILA INC
filed 2004-10-29
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

AMENDMENT NO. 1

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

11.1

Statement re:  Computation of Net Income (Loss) per Common Share (previously filed as Exhibit 11.1 to the Company’s Form 10-Q, for the quarterly period ended March 31, 2004 and incorporated by reference).

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

32.1

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Company’s Form 10-Q, for the quarterly period ended March 31, 2004 and incorporated by reference).

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