Form 10-Q/A
period 2004-06-30
ALDILA INC
filed 2004-10-29
CIK 902272

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

Item 6.             Exhibits and Reports on Form 8-K

(a)          Exhibits

11.1

Statement re: Computation of Net Income (Loss) per Common Share (previously filed as Exhibit 11.1 to the Company’s Form 10-Q, for the quarterly period ended June 30, 2004 and incorporated by reference).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Company’s Form 10-Q, for the quarterly period ended June 30, 2004 and incorporated by reference).

(b)         Reports on Form 8-K during quarter ended June 30, 2004 and through the filing of this Current Report on Form 10Q.

1) On April 26, 2004, the Company filed a Form 8-K announcing that negotiations regarding the sale of selected assets of CFT to an independent third party had ended.

2) On April 28, 2004, the Company filed a Form 8-K annoucncing the financial results for the first quarter of 2004.

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