Form 10-Q
period 2004-09-30
ALDILA INC
filed 2004-11-12
CIK 902272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes ☐   No ☒

As of November 12, 2004 there were 5,126,406 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,034	$6,919
Accounts receivable	4,492	4,613
Income taxes receivable	854	—
Inventories	7,780	7,778
Deferred tax assets	1,069	—
Prepaid expenses and other current assets	385	399
Total current assets	29,614	19,709

PROPERTY, PLANT AND EQUIPMENT	4,658	4,776

INVESTMENT IN JOINT VENTURE	3,780	4,287

DEFERRED TAXES	667	—

OTHER NON-CURRENT ASSETS	166	241

TOTAL ASSETS	$38,885	$29,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,420	$3,067
Accrued expenses	2,599	1,461
Total current liabilities	6,019	4,528

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	24	39
Total liabilities	6,043	4,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,126,406 shares in 2004 and 4,885,149 shares in 2003, respectively	51	48
Additional paid-in capital	42,943	41,803
Accumulated deficit	(10,152)	(17,405)
Total stockholders’ equity	32,842	24,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,885	$29,013

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
NET SALES	$10,772	$7,995	$40,330	$28,022
COST OF SALES	8,248	6,102	25,703	22,877
Gross profit	2,524	1,893	14,627	5,145

SELLING, GENERAL AND ADMINISTRATIVE	1,892	1,741	6,656	5,643
Operating income (loss)	632	152	7,971	(498)

OTHER EXPENSE (INCOME):
Interest expense	—	2	—	19
Other, net	(19)	(2)	(4)	43
Equity in earnings of joint venture	(71)	(37)	(209)	(109)

INCOME (LOSS) BEFORE INCOME TAXES	722	189	8,184	(451)
(BENEFIT) PROVISION FOR INCOME TAXES	(2,596)	—	419	—

NET INCOME (LOSS)	$3,318	$189	$7,765	$(451)

NET INCOME (LOSS) PER COMMON SHARE	$0.65	$0.04	$1.55	$(0.09)

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION	$0.62	$0.04	$1.49	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,127	4,932	4,994	4,942

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,377	4,952	5,210	4,942

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,765	$(451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,107	1,351
Loss on disposal of fixed assets	32	17
Undistributed income of joint venture, net	(243)	(153)
Changes in assets and liabilities:
Accounts receivable	121	1,082
Income taxes payable/receivable	(854)	2
Inventories	(2)	1,345
Deferred tax assets	(1,069)	—
Prepaid expenses and other assets	14	54
Deferred tax-noncurrent	(667)	—
Accounts payable	353	29
Accrued expenses	1,138	95
Deferred rent and other long-term liabilities	19	15
Net cash provided by operating activities	7,714	3,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(983)	(607)
Proceeds from sales of property, plant and equipment	3	16
Distribution from joint venture	750	—
Net cash used for investing activities	(230)	(591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(295)	(37)
Proceeds from issuance of common stock	1,438	—
Dividend payment	(512)	—
Net cash provided by (used for) financing activities	631	(37)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,115	2,758
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,919	3,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,034	$6,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$22
Income taxes	$3,079	$148

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.             Basis of Presentation

The consolidated balance sheet as of September 30, 2004 and the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The consolidated balance sheet as of December 31, 2003 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited consolidated financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 consolidated financial statements and notes thereto.

At September 30, 2004, the Company has two stock-based compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value (which was amended in part by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”).  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  Had compensation cost for the Company’s stock option awards been determined based upon the fair value at the grant date and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been decreased to the pro forma amounts indicated below (in thousands, except for per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$3,318	$189	$7,765	$(451)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(46)	(127)	(163)
Pro forma net income (loss)	$3,276	$143	$7,638	$(614)

Income (loss) per share:
Basic — as reported	$.65	$.04	$1.55	$(.09)
Basic — pro forma	$.64	$.03	$1.53	$(.12)

Diluted — as reported	$.62	$.04	$1.49	$(.09)
Diluted — pro forma	$.61	$.03	$1.47	$(.12)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans. The fair value of the grants were estimated on the date of the stock option grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Weighted average assumptions	2004	2003	2002
Dividend Yield	1.20%	0.00%	0.00%
Volatility	59%	49%	50%
Risk free rate of return	3.5%	2.4%	3.3%

Based upon the weighted average assumptions above, the weighted average fair values of options granted were $5.06, $1.41 and $0.90 for 2004, 2003 and 2002, respectively.  The estimated fair value of the stock options granted is subject to the assumptions made and if the assumptions would change, the estimated fair value amounts could be significantly different.

2.             Inventories

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$4,092	$5,420
Work in process	1,035	774
Finished goods	2,653	1,584
Inventories	$7,780	$7,778

3.               Accrued Expenses

	September 30, 2004	December 31, 2003
Warranty reserve [1]	$176	$184

[1] Rollforward of warranty reserve
Beginning balance	$184	$345
Settlement of warranty	0	(110)
Adjustments to warranty	(8)	(51)
Warranty reserve ending balance	$176	$184

4.             Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”) for the periods ended September 30, 2004 and 2003 is below.  The Company owns a 50% interest in CFT.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Sales	$2,909	$1,599	$8,762	$5,316
Cost of sales	2,744	1,511	8,317	5,065
Gross profit	165	88	445	251
Net income	$170	$97	$458	$278

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2003 Annual Report filed on Form 10-K/A for the year ended December 31, 2003, that are both important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the nine months ended September 30, 2004, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

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

The graphite shaft market consists of OEM shafts and branded shafts.  The Company sells customized shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom fit programs and distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, a segment in which shafts tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  The Company introduced its new and innovative “One” shaft early in 2002, which has been successful in the branded segment and the Company introduced the Aldila NVTM in 2003, featuring the Company’s exclusive Micro Laminate TechnologyTM.  The NVTM has had numerous tour victories, including the 2003 British Open and is currently the number one new shaft model on tour.  In addition to the “One” and the NVTM shafts, the Company has introduced NVTM product line extensions, the NVSTM and NV ProtoPype.  The NVSTM features a softer tip, which produces a higher launch angle as compared to NVTM.  The NVSTM has already enjoyed success on the PGA Tour with victories at Tucson and The John Deere Classic, plus numerous top ten finishes to date.  The NVSTM is currently being sold, while the NV ProtoPype is currently available for sale through the Company’s website.  While the NVTM and the NVSTM can be used by a wide variety of players, the NV ProtoPype is designed for the players that can benefit from  its unique stiffness characteristics. The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The pressure on selling prices has resulted in a reduction of approximately 37% in the average selling price of the Company’s shafts sold over the last seven years through December 31, 2003, although in some cases average selling prices may increase slightly from period to period depending on the mix of products sold.  In the past five years through December 31, 2003, the average selling price has declined by approximately 9%, however, in 2003 it increased by approximately 11% from 2002, which was primarily attributed to the Company’s success in the premium branded segment.  In addition, the Company’s average selling price increased 24% in the nine-month period ended September 30, 2004 as compared to the comparable period in the previous year.  The Company believes that its average selling price will continue to increase if it is successful in the branded segment of the golf shaft market.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.  The Company now competes aggressively with both domestic and foreign-based manufacturers for all grades of graphite shafts.  The Company continues to maintain a broad customer base in the OEM shaft market segment.

The Company’s response to pressure on selling prices has been to reduce its cost structure, principally by producing its own key raw materials, prepreg and large tow carbon fiber, and by shifting the largest portion of its shaft production to its offshore facilities, while maintaining high quality and superior customer service.  The cost saving benefits of its efforts to vertically integrate its operations, particularly through carbon fiber manufacturing, have not benefited the Company in the last several years. Although the Company’s gross margins and profitability have continued to be adversely affected through this period despite its efforts, management believes that vertical integration through its prepreg operation has been successful to date and is allowing the Company to maintain, or in some cases, enhance its competitive position with respect to the major United States golf club companies that are its principal customers.  The Company continues to look for opportunities to cut costs and to increase its market share.  Over the past several years, the market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from its 50% owned joint venture, CFT.  In the second half of 2003 the availability of carbon fiber began to decline and prices began to increase, which trend the Company believes will continue at least for the next year or two.  As the price of carbon fiber and supply constraint continues to increase, the Company believes that it is now finally realizing a benefit from its vertical integration.

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

In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  Most of its production of prepreg is used internally by the Company, with the remainder sold to other composite materials manufacturers.   The Company continues to look for opportunities to sell its prepreg to other composite materials manufacturers and to manufacture other non-golf composite materials products, such as hockey sticks.  Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas will be limited, especially as it pertains to other composite products, such as hockey sticks.  The Company has enjoyed recent success at increasing its sales of prepreg to other composite materials manufacturers.  Composite prepreg sales to third parties increased by 167% for the nine month period through September 30, 2004 as compared to the same period in the previous year.  Composite prepreg sales have increased to 9% of the Company’s net sales for the nine month period through September 30, 2004, which is up from 5% in the comparable period last year.  Management believes that it can continue to improve on its sales of composite prepreg and is currently adding capacity to its prepreg manufacturing facility.  The increased capacity will allow the Company to either sell more composite prepreg or support the Company’s shaft manufacturing operations.  The increased capacity can only be realized to the extent the Company is able to acquire adequate supplies of carbon fiber.

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

If CFT is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture members to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain competitive prices for its products.  Although selling prices of carbon fiber have been depressed for the past several years based on a surplus of supply in the market for carbon fiber, the Company has seen increases in prices in large and small tow carbon fibers and a constriction of supply, especially in carbon fiber types not manufactured at CFT.  If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse affect on the Company’s business.  The Company does not expect third party sales at CFT to have a significant effect on either its sales or profitability in the near future, however, enough third part sales coupled with the combined offtake by the members, should ensure CFT would be run at or near full capacity in 2005.

Results of Operations

Third Quarter 2004 Compared to Third Quarter 2003

Net Sales.  Net sales increased $2.8 million, or 34.7%, to $10.8 million for the third quarter ended September 30, 2004 (the “2004 Quarter”) from $8.0 million for the third quarter ended September 30, 2003 (the “2003 Quarter”).  The increase in net sales in the 2004 Quarter from the 2003 Quarter was primarily attributed to a 198% increase in sales of the Company’s branded products, which represented approximately 31.5% of the Company’s consolidated net sales in the 2004 Quarter.  The average price of shafts sold increased approximately 11.8% in the 2004 Quarter as compared to the 2003 Quarter.  In addition, sales of composite prepreg increased by approximately 202.2% in the 2004 Quarter as compared to the 2003 Quarter.  Composite prepreg sales represented approximately 11.6% of the Company’s consolidated net sales in the 2004 Quarter.  Sales of composite hockey sticks increased by 48.9% in the 2004 Quarter as compared to the 2003 Quarter.  The increase in sales from the above areas were partially offset by an approximate 12.9% decrease in OEM shaft sales in the 2004 Quarter as compared to the 2003 Quarter.

Gross Profit.  Gross profit increased $631,000, or 33.3%, to $2.5 million for the 2004 Quarter from $1.9 million for the 2003 Quarter.  The Company’s gross profit margin decreased to 23.4% in the 2004 Quarter compared to 23.7% in the 2003 Quarter.  The increase in the gross profit is primarily attributed to the increased sales of the Company’s products.  The Company’s increase in gross profit was somewhat offset by operational inefficiencies related to the supply and cost of carbon fiber that the Company purchased from unaffiliated suppliers.  The Company does not anticipate this to continue, however, if it does it will continue to have a negative effect on gross profit.

Operating Income.  Operating income increased $480,000 to $632,000 in the 2004 Quarter, or 315.8%, from operating income of $152,000 in the 2003 Quarter.  The increase in operating income was attributed to the increase in gross profit.  Selling, General and Administration (“SG&A”) expense increased by $151,000 in the 2004 Quarter to $1.9 million from $1.7 million in the 2003 Quarter.  The increase in SG&A was mainly attributed to increases in incentive, advertising and marketing expenses, which were partially offset by a slight decrease in other administrative expenses.  SG&A decreased as a percentage of net sales to 17.6% for the 2004 Quarter from 21.8% in the 2003 Quarter.

Income Before Income Taxes.  Income before income taxes increased $533,000 to $722,000 for the 2004 Quarter from income before income taxes of $189,000 for the 2003 Quarter.  The increase was attributed to the increase in operating income.

Benefit For Income Taxes.  The Company recorded a benefit for income taxes of $2.6 million for the 2004 Quarter.  During the fourth quarter of 2002, management determined that based on its then current outlook and existing circumstances that it was not likely that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.

Based upon the Company’s results in the current year, the Company addressed the appropriateness of its valuation allowance and the circumstances that led to the establishment of its valuation allowance.  The Company now believes there has been a change in circumstances, and that its deferred tax assets will be realized in future years and accordingly has reduced its valuation allowance against the related deferred tax assets to zero.  The Company has recorded deferred tax assets of approximately $1.7 million, which can be used to offset future earnings.  In addition, prior to the change in the valuation allowance, the Company’s anticipated effective tax rate for the year was 26.2%, which was attributed to the realization of deferred tax assets in the current year.

Nine Month Period in 2004 Compared to Nine Month Period in 2003

Net Sales.  Net sales increased $12.3 million, or 43.9%, to $40.3 million for the nine months ended September 30, 2004 (“2004 Period”) from $28.0 million for the nine months ended September 30, 2003 (“2003 Period”). The increase in net sales during the 2004 Period was mainly attributed to the increase in sales of the Company’s branded products, which represented approximately 29.8% of the Company’s net sales in the 2004 Period.  Sales of the Company’s branded products increased by 344.2% during the 2004 Period, when compared to the 2003 Period.  In addition, sales of other shafts and composite prepreg increased 3.1% and 166.8%, respectively, during the 2004 Period as compared to the 2003 Period.  The average price of shafts sold increased 24.2% during the 2004 Period as compared during the 2003 Period.  Sales of composite hockey sticks during the 2004 Period were relatively flat when compared to the 2003 Period.

Gross Profit.  Gross profit increased $9.5 million, or 184.3%, to $14.6 million for the 2004 Period from $5.1 million for the 2003 Period.  The Company’s gross profit margin increased to 36.3% for the 2004 Period as compared to 18.4% for the 2003 Period.  The increase in gross profit was primarily attributed to the increased sales of the Company’s branded products, which typically have a better gross margin than the Company’s other shafts, and to a lesser extent an increase in sales of composite prepregs.

Operating Income (Loss).  Operating income increased $8.5 million, to $8.0 million for the 2004 Period as compared to an operating loss of $498,000 for the 2003 Period.  The increase in operating income was attributed to an increase in gross profit during the 2004 Period.  SG&A expenses increased by $1.0 million, or 18.0%, in the 2004 Period as compared to the 2003 Period.  The increase in SG&A was primarily attributed to an increase in employee incentive expenses and to a lesser extent an increase in advertising and marketing expenses, which were partially offset by a decrease in other SG&A.  SG&A decreased as a percentage of sales to 16.5% for the 2004 Period from 20.1% in the 2003 Period.  The Company anticipates that it will continue to spend significant amounts on advertising and marketing in support of its branded products.  Advertising and marketing expense represents 28.7% of the Company’s SG&A for the 2004 Period.

Income (Loss) Before Income Taxes.  Income before taxes increased by $8.6 million to $8.2 million for the 2004 Period from a loss of $451,000 for the 2003 Period.  The increase was attributed to the increase in operating income.

Provision For Income Taxes.  The Company recorded a provision for income taxes of $419,000 for the 2004 Period, which represents an effective tax rate of 5.1%.  During the fourth quarter of 2002, management determined that based on its then current outlook and existing circumstances that it was not likely that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.

Based upon the Company’s results in the current year, the Company addressed the appropriateness of its valuation allowance and the circumstances that led to the establishment of its valuation allowance.  The Company believes there has been a change in circumstances, and that its deferred tax assets will be realized in future years and accordingly has reduced its valuation allowance against the related deferred tax assets to zero.  The Company has recorded deferred tax assets of approximately $1.7 million, which can be used to offset future earnings.  In addition, prior to the change in the valuation allowance, the Company’s anticipated effective tax rate for the year was 26.2%, which was attributed to the realization of deferred tax assets in the current year.

Liquidity and Capital Resources

Cash (including cash equivalents) provided by operating activities was $7.7 million for the 2004 Period compared to cash provided by operating activities of $3.4 million in the 2003 Period.  The increase in cash provided by operations was primarily attributed to an increase in net income during the 2004 Period.  The Company received a $750,000 distribution from CFT in the 2004 Period. Any future distributions will have to be approved by the members of CFT in advance.  The Company used $983,000 for capital expenditures during the 2004 Period as compared to $607,000 for the 2003 Period.  In the 2004 Period, the Company received $1.4 million in proceeds from the issuance of common stock as a result of the exercise of approximately 300,000 stock options.  The Company used $295,000 in the 2004 Period to repurchase common stock and $512,000 to pay dividends to stockholders of the Company.  As the Company has previously announced, the Company, as approved by it’s Board of Directors, intends to continue to declare quarterly dividends at the same rate for the foreseeable future, subject to the Company’s continued successful financial performance.  Management anticipates capital expenditures to approximate between $1.7 and $2.1 million for the year ended December 31, 2004.  The majority of the capital expenditures forecasted to be spent in 2004 relate to the Company adding capacity to its prepreg manufacturing operations.  The Company also has an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow to meet its obligations at least through September 30, 2005.

The Company may from time to time consider the acquisition of businesses or other strategic alternatives.  The Company could require additional debt financing if it were to engage in a material acquisition in the future.

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

Backlog

As of September 30, 2004, the Company had a sales backlog of approximately $7.3 million compared to approximately $5.4 million as of September 30, 2003.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and fourth quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

Item 4.    Controls and Procedures

(a)   As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)          There have been no significant changes in the Company’s internal controls over financial reporting, which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Changes in Securities

(a)          None

(b)         None

(c)          None

(d)         None

(e)          Stock repurchases (See table below and note to table.)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Aggregate Dollar Amount that is available to Purchase Shares Under the Plan
July	—	$—	—	$1,028,000
August	800	$10.00	800	$1,020,000
September	—	$—	—	$1,020,000
Total	800	$10.00	800	$1,020,000

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

(b)                     Reports on Form 8-K during quarter ended September 30, 2004 and through the filing of this Current Report on Form 10Q.

1) On July 28, 2004, the Company filed a Form 8-K announcing the financial results for the third quarter of 2004.

2) On August 19, 2004, the Company filed a Form 8-K announcing that the Company reported a quarterly dividend of $0.05 per share declared for shareholders of record as of September 1, 2004, payable on September 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

November 12, 2004	/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance
Signing both in his capacity as
Vice President and as Chief
Accounting Officer of the Registrant