Form 10-K/A
period 2003-12-31
ALDILA INC
filed 2005-03-25
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 3

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

EXPLANATORY NOTE:

THE COMPANY IS AMENDING ITS 2003 10-K/A TO INCLUDE AS AN EXHIBIT THE FINANCIAL STATEMENTS OF CARBON FIBER TECHNOLOGY LLC (“CFT”), ITS 50% OWNED JOINT VENTURE, IN ACCORDANCE WITH REGULATION S-K, ARTICLE 1-02(w) AND S-X, ARTICLE 3-09.  THE COMPANY HAS NOT MADE ANY CHANGES TO THE COMPANY’S FINANCIAL STATEMENTS THAT WERE ORIGINALLY FILED IN ITS 2003 FORM 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: March 23, 2005	ALDILA, INC.

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

21.1	Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company’s Amendment No. 1 to Form 10-K/A, for the year ended December 31, 2003 and incorporated by reference)

23.1	Independent Auditors’ Consent – Peterson & Co., LLP

23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Company’s Amendment No. 1 to Form 10-K/A, for the year ended December 31, 2003 and incorporated by reference).

99.1	Carbon Fiber Technology, LLC financial statements as of and for the years ended December 31, 2003, 2002, and 2001

*Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.