Form 10-K
period 2004-12-31
ALDILA INC
filed 2005-03-30
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Company’s voting stock held by non-affiliates of the Company as of June 30, 2004 was approximately $44.4 million.

As of March 23, 2005, there were 5,188,560 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated into this report by reference:

Part III, Items 10, 11, 12, 13 and 14.  The Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

ALDILA, INC.

Report on Form 10-K

For the Fiscal Year Ended December 31, 2004

INDEX

Part I

	Item 1.	Business
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders

Part II

	Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
	Item 6.	Selected Financial Data
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7a.	Quantitative and Qualitative Disclosures about Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 9A.	Controls and Procedures

Part III

	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management
	Item 13.	Certain Relationships and Related Transactions
	Item 14.	Principal and Accounting Fees and Services

Part IV

	Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures
Exhibit Index

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

In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber, an effort to further vertically integrate its manufacturing operations.  On October 29, 1999, SGL Carbon Fibers and Composites, Inc. (“SGL”) purchased a 50% interest in the Company’s carbon fiber manufacturing operation.  The Company and SGL entered into an agreement to operate the facility through a limited liability company with equal ownership interests between the joint venture members.  The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC (“CFT”), for the purchase of carbon fiber at cost plus an agreed-upon mark-up.  Profits and losses of CFT are shared equally by the partners.

Graphite Golf Shafts

The Company was founded in San Diego, California in 1972 and was an early leader in the design and production of graphite golf shafts.  The Company believes it is well positioned to remain a leader in the market for graphite shafts due to its innovative and high-quality products, strong customer relationships, design and composite expertise and significant manufacturing capabilities.

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

Unlike steel shafts, the design of graphite shafts is easier to alter with respect to weight, flex, flex location and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved “feel” to the golfer.  The improvements in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics for many golfers compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods.  Graphite continues to dominate the professional and consumer wood club market, with over 97% of new woods purchased in 2004 including graphite shafts.   The acceptance of graphite shafts in irons has not achieved the same success as woods, and acceptance in irons has declined somewhat in recent years.  In 2004, approximately 26% of new irons purchased were graphite shafted.  Since many golfers consider professionals to be “opinion leaders,” increased acceptance and use of graphite shafts in irons by professionals would help broaden the overall graphite market.

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

The Company’s shafts, which constituted approximately 86% of net sales in the year ended December 31, 2004, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs.  The Company’s branded models are typically sold to golf club manufacturers, distributors and golf pro and repair shops and are used either to assemble a new custom club from selected components or as an after market re-shaft of existing clubs.  The Company also helps develop cosmetic designs to give the customer’s golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics.  The prices of Aldila shafts typically range from $4 to $199.

The Company introduced an innovative proprietary design, the Aldila “One” shaft during 2002.  The Company believes that this is the first shaft design to feature multiple segments, each with separate design characteristics, which allows for more precise performance optimization than the traditional graphite shaft design, which embodies only one set of design characteristics over its entire length.  The “One” shaft is offered through distribution to the custom club market and directly to consumers. It can also be included as a custom option by certain of its golf club manufacturer customers.  The Company introduced the NV Prototype at the 2003 PGA Merchandise Show in January 2003 and subsequently changed it to the NVTM.   The NVTM features the Company’s exclusive Micro Laminate Technology TM (“MLT”).  The Company followed up the NVTM with the introduction of the NVS, NV ProtoPype, NV Xtreme, NV Hybrid, NVS Hybrid family of shafts and the Gamer shaft in 2004.  The NVS shaft is geared toward the player who requires a shaft that promotes a higher initial launch angle, and one that makes it easier to turn the ball right to left.  The NV ProtoPype promotes a lower, more controlled launch angle, with reduced spin, along with very low torque to provide extremely tight dispersion.  The NV Xtreme features a combination of the Company’s MLT with ribbons of a hypoeutectic steel alloy precisely wound around the exterior of the shaft structure, which provides additional cross-sectional stability and minimizes energy loss during the loading and unloading of the shaft in the golf swing.  The Hybrid family of shafts (NV Hybrid, NVS Hybrid and Gamer) service the rapidly growing Hybrid segment of golf industry.  Hybrid clubs (also known as utility clubs and driving irons) are designed to replace long irons by providing a club that is easier to hit and much more forgiving for average as well as very skilled players.

Since 1994, the Company has manufactured prepreg material for its production of golf shafts.  In 1998, the Company began selling prepreg manufactured in its Poway, California manufacturing facility to third parties.  Revenues from the sale of prepreg were approximately 8% of net sales in 2004.  Beginning in 1999, the Company offered for sale large bundle carbon fiber and chopped fiber from its manufacturing facility in Evanston, Wyoming.  Sales of large bundle carbon fiber by the Company continued in 1999 through October 29, 1999, the date that the Company sold a 50% interest in the carbon fiber manufacturing operation.  All subsequent outside carbon fiber revenues, if any, are attributed to the joint venture.  The Company does not anticipate outside sales of carbon fiber to be significant in 2005.

The Company began the manufacture of composite hockey sticks in 2000, following several months of developmental work.  The manufacture of composite hockey sticks is similar to that of graphite golf shafts and uses similar raw materials.  Revenues from the sale of hockey sticks were approximately 5% of net sales in 2004 and are not expected to be significant to the Company for several years.

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

Graphite shaft designs and modifications are frequently the direct result of the combined efforts and expertise of the Company and its customers to develop an exclusive shaft for each customer’s clubs.  New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria.  In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts as well as generate design ideas for customized shafts.  To improve and advance product designs as they relate to composite technology and shaft process manufacturing, the Company’s engineers have experience with existing materials, such as boron, kevlar, fiberglass, ceramic, thermoplastic and carbon fiber.  The Company’s engineers also look to newer, more advanced materials such as Single Walled Carbon Nanotubes (“SWNT”).  Nanotechnology is a fast growing field of research that has good potential for structures such as composite golf shafts.  The Company believes it is the first major shaft company to employ SWNT in shaft design, and is at the forefront of utilizing this emerging technology in golf shaft development.  The Company’s design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers.  The Company’s research and development efforts have resulted in the Aldila “One” shaft, Aldila NVTM, NVS, NV ProtoPype, NV Xtreme, NV Hybrid, NVS Hybrid and the Gamer shafts.  All of the NV family of shafts feature the Company’s exclusive MLT.  Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or that the Company will be able to utilize new composite material technology on a timely or competitive basis, or otherwise respond to emerging market trends.

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

For fiscal year 2004, the Company had approximately 670 golf shaft customers, which included approximately 120 golf club manufacturers and more than 80 distributors, with the balance principally consisting of custom club assemblers, pro shops and repair shops.  However, the majority of the Company’s sales has been and may continue to be concentrated among a relatively small number of customers.  Sales to the Company’s top five customers represented approximately 57%, 70% and 76% of net sales in 2004, 2003 and 2002, respectively.

Historically, Aldila’s principal customers have varied as a result of general market trends in the golf industry, in particular the prevailing popularity of the various clubs that contain Aldila’s shafts.  As a result, there typically are changes in the composition of the list of the Company’s ten most significant customers from year to year.  Due to the substantial marketplace success of their clubs in recent periods, for the last several years the Company’s largest customers have been Acushnet Company, Callaway Golf, Ping and TaylorMade-addidas Golf.  While the Company believes its relationship with each of these major customers is good, the Company is not the exclusive supplier to any of them.  The Company’s sales to its principal customers have varied substantially from year to year.

Customer (1)	2004	2003	2002
Acushnet Company	22%	27%	22%
Callaway Golf	17%	21%	22%
Ping	9%	10%	9%
TaylorMade-addidas Golf	2%	6%	13%

(1) Certain prior year numbers have changed to conform to current year presentation.

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

Marketing and Promotion

The Company’s marketing strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts and to increase overall market acceptance and use of graphite golf shafts.  The Company utilizes a variety of marketing and promotional channels to increase sales of Aldila brand name shafts through its network of distributors and to support Aldila’s brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers. Although the Company has very limited sales directly to the end users of its products, the Company believes that its brand name recognition contributes to the marketability of its customers’ products.  In addition, Nick Price, Gary McCord and Rich Beem serve on the Company’s advisory staff and assist in its marketing efforts. Aldila’s marketing and promotion expenditures were approximately $2.2 million, $1.9 million and $1.3 million in 2004, 2003 and 2002, respectively.  The Company does not currently incur significant marketing expenses for its products other than golf shafts.

Sales and Distribution

Within the golf club industry, most companies do not manufacture the three principal components of the golf club — the grip, the shaft and the clubhead — but, rather, source these components from independent suppliers that design and manufacture components to the club manufacturers’ specifications.  As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and, to a lesser extent, distributors, custom club shops, pro shops and repair shops.  Distributors typically resell the Company’s products to custom club assemblers, pro and custom club shops, and individuals.  The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers.  Sales to golf club manufacturers accounted for approximately 75% of net sales for the year ended December 31, 2004.

Prepreg sales and carbon fiber sales are made primarily to manufacturers of composite products.  The Company predominantly has utilized its internal sales force in the marketing and sale of these products to its customers in the past and will continue to utilize its internal sales force for the sales of prepreg in the future.

International sales represented 18%, 15%, and 14% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively.  See Note 13 in the Notes to Consolidated Financial Statements for further breakdown of our international sales and long-lived assets.

Manufacturing

The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to its customers’ orders and provide sufficient quantities on a timely basis.  The Company today operates three golf shaft manufacturing facilities, one prepreg manufacturing facility (in conjunction with one of its shaft manufacturing facilities) and through its 50% ownership interest in CFT, one carbon fiber manufacturing facility.  During its 33 years of operation, the Company has improved its manufacturing processes and believes it has established a reputation as the industry’s leading volume manufacturer of high-performance graphite shafts.

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

Prepreg Manufacturing Process.  In October 1994, the Company initiated the internal production of prepreg in its Poway, California facility.  The Company believes that by producing a major portion of its prepreg requirements internally, it may better control the supply of raw material for shafts and may reduce the impact of potential future price increases.  The Company now produces substantially all of its prepreg requirements internally and is dependent on its own prepreg production operation to support its shaft manufacturing requirements and for its outside sales of prepreg material.  The Company is, however, somewhat dependent upon certain domestic prepreg suppliers for types of prepreg that it does not produce and, therefore, the Company expects to occasionally purchase some prepreg products from outside suppliers in the future.  Although the Company believes that there will continue to be alternative third party suppliers of prepreg, there can be no assurance that unforeseen difficulties which could lead to an interruption in the Company’s internal prepreg production will not occur, which would result in production delays.

The Company’s prepreg operation is dependent on certain suppliers for carbon fibers, which along with epoxy resins and release paper constitute the primary components used to manufacture prepreg.  Through 1997, the Company purchased all of its carbon fibers from outside vendors.  Beginning in 1998, the Company manufactured carbon fiber at its 50% owned Evanston, Wyoming facility, CFT, for consumption by its golf shaft production operation.  Because several different forms of carbon fiber are required for golf shaft products, including some not manufactured at the CFT facility, the Company will continue to depend on outside suppliers for a portion of its ongoing carbon fiber needs.  In 2004, the Company obtained a large portion of its carbon fiber from CFT but also purchased carbon fiber from other carbon fiber manufacturers.  The prices paid by the Company for carbon fiber not produced at CFT began to increase at the end of 2003 and throughout 2004, due to capacity constraints in the carbon fiber industry.  If the Company is unable to purchase carbon fiber, other than that produced at CFT, from suppliers, it could result in production delays of composite pregreg and golf shafts.

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

Typically, the composite structure will weigh 25 to 50 percent less than the metal structure it has replaced.  Carbon fiber composite structures also provide toughness, resistance to corrosion, resistance to fatigue, capacity to dissipate heat and electrical conductivity.  The carbon fiber industry has grown from its inception in the late 1950’s into one, which produced approximately 45 million pounds of carbon fiber in 2004.

Carbon fiber usage has grown primarily for consumption by the aerospace industry and for sporting goods and industrial applications.  Aerospace grade carbon fibers continue to be utilized for production of commercial and military aerostructures.  The higher-cost, aerospace grade carbon fibers were first used in sporting goods and industrial applications until a lower-cost, large bundle carbon fiber was developed as an alternative for use in many sporting goods and industrial applications.  Aldila was a leader in utilizing large bundle carbon fibers initially purchased from outside vendors, for the manufacture of graphite golf shafts.  As such, the Company completed construction of a 50,000 square foot carbon fiber manufacturing facility in Evanston, Wyoming, which subsequently became CFT.  CFT produces large bundle carbon fiber material from acrylic fiber through a series of stretching, stabilizing and carbonizing sequences in this facility.  Carbon fiber that has more than 24,000 (24K) filaments is considered to be large tow carbon fiber.  During 2004, CFT began producing a smaller tow (24K), which yields better properties and can be used in more applications.  CFT now produces two different tow sizes of carbon fibers.  These materials are now significant raw materials used in the Company’s prepreg manufacturing operation to support the manufacture of graphite golf shafts, although the Company still procures certain types of fibers from outside vendors for the manufacture of golf shafts.  The Company believes it can purchase the type of fibers produced by CFT from at least two outside sources.

CFT purchased substantially all of its raw acrylic fibers for the carbon fiber operation from Toho Carbon Fibers, Inc. for the years 2000 through 2004.  Previous to 2000, Courtaulds Fibres, Ltd. was also used as a supplier of its raw acrylic fibers.  The Company believes these two vendors will be able to provide a reliable source of supply for raw materials at the anticipated operating level of CFT.  However, CFT will continue to pursue alternate sources of supply for this material.

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

Competition

Aldila operates in a highly competitive environment in both the United States and international markets for the sale of its graphite golf club shafts.  The Company believes that it competes on the basis of its ability to provide a broad range of high quality, performance graphite shafts; its ability to deliver customized products in large quantities and on a timely basis to its customers; the acceptance of graphite in general, and Aldila shafts in particular, by professional and other golfers, whose preferences are to some extent subjective; and, finally, price.  Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries.  This has had the effect of decreasing the selling prices of the Company’s shafts in past years.  Management anticipates that this trend has ended.  Until recently, the United States market for graphite shafts was dominated by a relatively small number of United States based shaft manufacturers which competed predominantly for the business of larger OEMs.  However, the Company now competes against United States and foreign-based shaft manufacturers for the OEM shaft market. This competition has made it more difficult to retain existing customers, attract new customers and has placed increasing pressure on prices for OEM shafts.  The Company believes that it is the largest supplier of graphite shafts to the United States club market, which results from its ability to establish a premium brand image and reputation among golf club companies as a value-added supplier with competitive prices.  Aldila competes against other shaft manufacturers, both graphite and steel, and in the past also against golf club companies that produced their own shafts internally, some of which may have or had greater resources than Aldila.  The Company also faces potential competition from those golf club manufacturers that currently purchase golf shaft components from outside suppliers but that may have, develop or acquire the ability to manufacture all or a portion of its graphite shafts internally.  Should any of the Company’s significant customers decide to meet any of its shaft needs internally, it could have an adverse effect on the Company.  The Company also competes against companies who manufacture one or more of three principal components of the golf club, the grip, the shaft and the club head, and assemble completed golf clubs for delivery to club companies.  Should any of the Company’s significant customers decide to source their golf clubs in this manner where an Aldila shaft is not included, it could have an adverse effect on the Company.

The Company also competes for sales of prepreg from its prepreg facility and carbon fiber through its 50% interest in CFT with other producers of prepreg and carbon fibers, many of which have substantially greater research and development, managerial and financial resources than the Company.  Some producers have been producing prepreg and carbon fiber for substantially longer periods of time than the Company has, and represent significant competition to the Company.  The Company’s ability to compete in the sale of prepreg and carbon fiber is dependent to some extent on the Company’s ability to cause manufacturers and consumers of carbon fiber-based products to utilize the types of carbon fiber manufactured by CFT and a significant portion of the carbon fiber used in Aldila’s graphite prepreg.  In addition, the ability to purchase fiber from an outside source when required in today’s fiber market, limits the Company’s ability to compete in prepreg sales.

Intellectual Property

Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products.  The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company’s products and intends to continue to protect them to the fullest extent practicable.  As of December 31, 2004 the Company had approximately 60 United States and foreign registered trademarks.

Employees

As of December 31, 2004, Aldila employed 1,237 persons on a full-time basis, including nine in sales and marketing, 24 in research, development and engineering and 1,042 in production. The balance is administrative and support staff.  The number of full-time employees includes 489 persons who are employed in the Company’s Mexico facility and 609 who are employed in the Company’s China facility.  Because of seasonal demands, the Company hires a significant number of temporary employees.  As of December 31, 2004, the Company also employed an additional 18 temporary employees. Aldila considers its employee relations to be good.

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

Backlog

As of December 31, 2004, the Company had a sales backlog of approximately $9.9 million compared to approximately $11.0 million as of December 31, 2003.  The lower backlog as of December 31, 2004 reflects changing order patterns by our large OEM customers with reliance on shorter lead times.  Incoming orders through February 28, 2005 were $13.3 million as compared to $7.8 million during the same period of 2004.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

Business Risks

Customer Concentration.  The Company’s sales have been, and very likely will continue to be, concentrated among a small number of customers.  In 2004, sales to the Company’s top five customers represented approximately 57% of net sales.  Aldila’s principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts.  In 2004, Acushnet Company accounted for 22% of net sales, Callaway Golf accounted for 17% of net sales and Ping accounted for 9% of net sales.  The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of specific clubs manufactured by customers, will have on its future business or operating results.

While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with the industry practice, generally does not have long-term contracts with its customers.  In this regard, Acushnet Company, Callaway Golf and Ping, who collectively represent in excess of 49% of the Company’s net sales in 2004, each purchased from at least two other graphite shaft suppliers.  In the event Callaway Golf,
Acushnet Company, Ping or any other significant customer increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected.  Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer could have a material adverse effect on the Company’s business and operating results.  In addition, sales by the Company’s major customers are likely to vary dramatically from time to time due to fluctuating public demand for golf equipment generally and for their specific products.

Competition.  Aldila operates in a highly competitive environment for golf equipment sales.  The Company believes that it competes principally on the basis of its ability to provide a broad range of high-quality, performance graphite shafts; its ability to deliver customized products in large quantities and on a timely basis; the acceptance of graphite shafts in general, and Aldila shafts in particular, by professionals and other golfers, whose preferences are to some extent subjective; and finally, price.

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

Although the Company believes that it has generally achieved success in the introduction of its customized graphite golf shafts, specifically, the Aldila NVTM line of golf shafts, no assurance can be given that the Company will be able to continue to design and manufacture products that meet with market acceptance, either on the part of club manufacturers or golfers.  The design of new graphite golf shafts is also influenced by rules and interpretations of the United States Golf Association (“USGA”).  There can be no assurance that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company’s products.

Reliance on Offshore Manufacturing Facilities.  The Company operates manufacturing facilities in Tijuana, Mexico and Zhuhai, People’s Republic of China.  The Company pays certain expenses of these facilities in Mexican pesos and Chinese renminbis, respectively, which are subject to fluctuations in currency value and exchange rates.  The Company operates a shaft manufacturing facility in Tijuana, Mexico pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments.  Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico.  The Company also operates in the People’s Republic of China in a special economic zone, which affords special advantages to companies with regards to income taxes, import and export duties and value added taxes.  There can be no assurance that the governments of Mexico or the People’s Republic of China will continue the programs currently in place or that the Company will continue to be able to benefit from these programs.  The loss of these benefits could have an adverse effect on the Company’s business.  The Company is also subject to other customary risks of doing business outside the United States, including political instability, other import/export regulations and cultural differences.

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

The Company experienced an increase in carbon fiber prices in 1996 and 1997 due to the growth experienced in the use of carbon fiber coupled with relatively little excess capacity.  The prices paid by the Company for carbon fiber leveled in 1998 and decreased during 1999 through 2002, due to excess-capacity in the carbon fiber manufacturing industry.  However, that trend reversed itself in the later part of 2003.  The Company experienced carbon fiber price increases in certain grades of carbon fiber prices during the later part of 2003 and through 2004.  Management is not able to predict the timing or extent of any future price changes for carbon fiber; however, the Company could be negatively impacted if carbon fiber prices continue to increase and the Company is not able to pass along these increases to its customers due to competition.

The Company also has relationships with other outside vendors for its additional carbon fiber needs through 2004 and beyond.  Depending on market conditions prevailing at the time and extent to which production at CFT meets expectations, the Company may face difficulties in obtaining adequate supplies of carbon fiber from external sources to provide for any carbon fiber needs not met internally.  If it appears that CFT is not likely to satisfy a significant portion of the Company’s needs or if it appears that there will not be adequate availability in the market, the Company may not have made arrangements in advance for the purchase of material amounts of carbon fiber from alternative sources.

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

Reliance on Carbon Fiber Manufacturing Facility.  Until recently, during the period in which the Company or the joint venture has operated the Evanston, Wyoming facility, the market for carbon fiber products has been soft, which has limited the Company’s ability to take full advantage of the opportunity offered by the vertical integration of its carbon fiber raw material usage in graphite golf shafts.  If the facility does not produce high quality fiber at the anticipated volumes, either because of production shortfalls or limited demand for the facility’s carbon fiber, the per pound cost of the fiber produced will likely be higher due to the substantial fixed costs involved in operating a carbon fiber production facility.  In addition, if the facility is not capable of producing carbon fiber at sufficient volumes to satisfy the demands of both venture partners, the Company would be required to purchase additional fiber from third party suppliers, which may not be available in sufficient quantities to satisfy its demands and could result in higher marginal costs to the Company than fiber acquired from the joint venture.

Potential Cash Flow Shortages.  The Company has cash, cash equivalents and marketable securities totaling $16.5 million as of December 31, 2004.  Management anticipates that these sources of funds when combined with cash flow generated from operations will be sufficient to finance its business operations at least through 2005.  If the Company is not able to generate the expected cash flows from operations, the Company could be adversely affected.

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

The Company’s principal executive offices were previously located in a 33,000 square foot leased facility in Poway, California, with a lease term through October 31, 2005.  During March of 2003, the Company consolidated its principal executive offices into its manufacturing facility in Poway, California.  The Company negotiated a sub-lease of its previous executive offices with a tenant through October 31, 2005.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

COMMON STOCK PERFORMANCE

	2004			2003
	Dividends
	Declared	High	Low	High	Low
First Quarter		$5.92	$3.57	$1.76	$1.29

Second Quarter	$0.05	$17.78	$5.75	$1.95	$1.55

Third Quarter	$0.05	$13.60	$9.30	$2.78	$1.70

Fourth Quarter	$0.05	$15.49	$10.99	$3.73	$2.60

All the prices above reflect the Company’s one-for-three reverse stock split, for shareholders of record at the close of business on June 3, 2002.  On March 23, 2005, the closing common stock price was $17.33, and there were approximately 312 common stockholders of record.  The company believes a significant number of beneficial owners also own Aldila stock in “street name.”

Aldila, Inc. common stock is traded on the NASDAQ national market, symbol:  ALDA.

The Company intends to retain earnings for use in operations and payments of cash dividends on its common stock.  Cash dividends are discussed by the Company’s board of directors and management at each quarterly board meeting, and if approved, cash dividends are announced.  Aldila, Inc. is a holding company whose ability to pay dividends depends on the receipt of dividends or other payments from its two principal subsidiaries, Aldila Golf and Aldila Materials Technology Corp.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2004 (all numbers of securities reflect the Company’s one-for-three reverse stock split on June 3, 2002):

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders – 1994 Stock Incentive Plan	485,338	$5.86	566,747

Equity compensation plans not approved by security holders – 1992 Stock Option Plan (1)	—		20,167
Stock Option Grant (2)	50,000	$4.89	—
Total	535,338		586,914

(1) In 1992, the Company adopted the 1992 Stock Option Plan to provide equity incentives for the management and directors of the Company.  The Company has reserved 175,431 shares for issuance under this Plan.  The Company does not expect to issue additional options under the 1992 Plan.

(2) On March 20, 2000, the Company and Nick Price Group entered into a stock option agreement.  The option agreement allows Nick Price to purchase 50,000 shares of Common Stock at a purchase price of $4.89.  The shares are registered under a Form S-3, which was filed with the Securities and Exchange Commission on August 2, 2004.  In return for the shares, the Company received promotional and advisory services of Nick Price for a guaranteed minimum value of $4.50 per share, or a minimum aggregate consideration of $225,000.  Nick Price Group exercised their 50,000 options on March 11, 2005.

Item 6.   Selected Financial Data

ALDILA, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	2004	2003	2002	2001	2000
Operating Results (Year ended December 31):

Net sales	$52,762	$37,807	$37,462	$39,561	$55,859
Cost of sales	34,786	30,586	32,828	33,304	42,257
Gross profit	17,976	7,221	4,634	6,257	13,602

Selling, general and administrative	8,237	6,989	7,334	6,851	7,483
Impairment of goodwill	—	—	—	41,932	—
Impairment of trademarks & patents	—	—	—	12,963	—
Amortization of goodwill	—	—	—	1,410	1,428
Plant consolidation	—	—	300	593	(566)
Operating income (loss)	9,739	232	(3,000)	(57,492)	5,257

Interest expense	—	23	94	375	900
Other expense (income), net	(60)	48	62	65	(570)
Impairment of investment in joint venture	—	2,220	—	—	—
Equity in earnings of joint venture	(246)	(150)	(269)	(231)	(220)

Income (loss) before income taxes	10,045	(1,909)	(2,887)	(57,701)	5,147
Provision (benefit) for income taxes	725	(183)	(43)	(6,282)	1,930

Net income (loss)	$9,320	$(1,726)	$(2,844)	$(51,419)	$3,217

Net income (loss) per common share-basic:	$1.85	$(0.35)	$(0.57)	$(10.10)	$0.62

Net income (loss) per common share, assuming dilution:	$1.77	$(0.35)	$(0.57)	$(10.10)	$0.62

Selected Operating Results
As a Percentage of Net Sales:

Gross profit	34.1%	19.1%	12.4%	15.8%	24.4%
Selling, general and administrative	15.6%	18.5%	19.6%	17.3%	13.4%
Operating income (loss)	18.5%	0.6%	(8.0)%	(145.3)%	9.4%
Net income (loss)	17.7%	(4.6)%	(7.6)%	(130.0)%	5.8%

Financial Position (at December 31):

Working capital	$25,977	$15,181	$13,162	$13,851	$13,387
Total assets	42,075	29,013	31,159	34,886	105,018
Long-term debt, including current portion	—	—	—	—	8,000
Total stockholders’ equity	35,061	24,446	26,353	29,197	81,366

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return shafts for breakage within a limited time after delivery.  We track such shaft returns, and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns at the time sales are made.  The Company believes that shafts returned for breakage will be returned within three years of the initial sale of the shaft.  The Company estimates that 50% will be returned in the first year after sale, 30% in the second year after sale and the remaining 20% in the third year after sale, assuming a mid-year convention.  The Company’s breakage return rate has been between .23% and 1.54% (breakage returns divided by sales dollars) for the past ten years.  The Company has historically utilized a four-year moving average of the breakage return rate to record its estimated liability.  The four-year average utilized in the accrual estimate as of December 31, 2004 is .39%.  The Company’s breakage return rate has declined over the past years.  The highest four-year average over the past four years has been 1.16%.  If the Company were to use 1.16% in estimating its liability as of December 31, 2004, it would have the effect of increasing the liability by approximately $714,000, which would be recorded in cost of goods sold.  While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.  The Company estimates its allowance for doubtful accounts on a monthly basis, by reviewing all amounts owed to the Company and focusing on those amounts that are greater than 60 days past due.  The Company reviews the customers that have amounts greater than 60 days past due and where appropriate reserves for the receivable amount.  As of December 31, 2004, the Company estimated this amount to be approximately $25,000.  If the Company were to reserve for the total amount greater than 60 days past due, it would increase the allowance by approximately $29,000, which would be recorded in administrative expense.

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

The Company’s reserve methodology consists of the following; reviewing on hand inventories of our top customers and comparing inventories to their anticipated sales forecast.  A 100% reserve is established for all shafts that are deemed to be obsolete.  Raw materials are reviewed based upon estimated future production and when appropriate, reserves are established.  Shafts that are designated for rework (parts that need additional work) are reviewed and when appropriate reserves are established.  The final analysis is to review inactive inventory, and apply reserves to parts that were not included in the other analyses and have been inactive in the system for a period of twelve months.  The Company’s average reserve percentage compared to gross inventory has been approximately 20% for the past five years.  In the past five years, the highest reserve percentage was approximately 30% and the lowest reserve percentage was approximately 10%.  The Company’s reserve percentage as of December 31, 2004 is 10%.   See the estimated impact below to cost of goods sold, utilizing the different reserve rates above:

(Amounts below in thousands)

	Highest		Average	Lowest
Gross inventory as of 12/31/04	$9,253		$9,253	$9,253
Reserve rate	30	%(a)	20%	10%
Estimated reserve	2,776		1,851	925
Recorded Reserve as of 12/31/2004	961		961	961
Impact to costs of goods sold	$1,815		$889	$(36)

(a) This was the Company’s highest rate; the second highest rate in the past five years was 22%.

In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure that our forecasts of future product demands are reasonable, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. The Company has reduced its gross inventories by 37% from December 31, 2001 through December 31, 2004.  In addition, the Company has disposed of a significant amount of fully reserved inventories over the past two years.  This has had the effect of reducing the Company’s reserve percentage against gross inventories.  As such, the Company’s related inventory reserves have decreased over that same period.  As the Company continues to try and reduce its carrying levels of its work-in-process and finished goods inventory, it should have the effect of further reducing the amount of its inventory reserves.

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

The graphite shaft market consists of OEM production shafts, both premium and value, and branded shafts.  The Company sells customized OEM production shafts directly to its customers and sells Aldila branded shafts through the OEM custom fit programs and distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  The Company introduced its new and innovative “One” shaft early in 2002, which has been successful in the branded segment and the Company introduced the Aldila NVTM, in 2003, featuring the Company’s exclusive Micro Laminate Technology.  The NVTM has had numerous tour victories, including the 2003 British Open and is currently the number one new shaft model on tour.   In addition to the “One” and the NVTM shafts, the Company continues to develop other premium branded custom shafts and has introduced NV line extensions in 2004, including the NVS, NV ProtoPype, NV Extreme and the NV Hybrid shafts. In addition, the Company introduced the Gamer shaft in the first part of 2005, which will also service the Hybrid club segment at a different price point.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.  The Company competes aggressively with both United States and foreign-based shaft manufacturers for OEM production shafts.  The Company continues to maintain a broad customer base in both the OEM production shaft and branded shaft market segments.

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.

The Company’s selling prices decreased through the 1990s and through December 31, 2002.  The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts.The Company’s average selling price decreased by 64% from December 31, 1990 through December 31, 2002.  The Company’s average selling price has increased by approximately 36% from 2002 through 2004.  The increase in average selling prices is primarily attributed to the success the Company has achieved in the branded segment of the business.  The Company believes that its average selling price will increase if it continues to be successful in the branded segment of the golf shaft market.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

The Company’s response to the pricing pressure it has faced and continues to face has been to reduce its cost structure, vertically integrate and to focus on penetration of the branded shaft segment.   The Company has reduced its cost structure by shifting more and more of its shaft production offshore, and by manufacturing the majority of its prepreg requirements internally.  In a further effort to reduce costs, the Company consolidated its executive offices with its manufacturing facilities in Poway, California in 2002.  The Company continues to look for opportunities to cut costs.  The cost saving benefits of its efforts to vertically integrate its operations, particularly through carbon fiber manufacturing, has not benefited the Company in the last several years.  Until recently market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT.  In the second half of 2003 the availability of carbon fiber began to decline and prices began to increase, which trend the Company believes will continue at least for the foreseeable future.  Although the Company’s gross margins and profitability have continued to be adversely affected through this period despite its efforts, management believes that vertical integration through its prepreg operation has been successful to date and is allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.    In 2002, the Company refocused its efforts on the branded shaft segment.  In 2002, the Company introduced the Aldila “One” shaft; in 2003 the Company introduced the NVTM shaft.  In 2004, the Company introduced line extensions of the NV.  The Company has increased its marketing and advertising spending in support of its branded products.  The Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2004, net sales to Acushnet Company, Callaway Golf and Ping represented 22%, 17% and 9% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2005.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.  Golf club companies regularly introduce new clubs, frequently containing innovations in design.  Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies.  While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do.  The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods when no other club offers a high level of new sales to replace the lost sales.

In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  Most of its production of prepreg is used internally by the Company, with the remainder sold to other composite materials manufacturers.   The Company continues to look for opportunities to sell its prepreg to other composite materials manufacturers and to manufacture other non-golf composite materials products, such as hockey sticks.  Sales of prepreg as a percentage of net revenues increased to 8% in 2004 as compared to 5% in 2003 and sales of hockey sticks decreased to 5% of net revenues from 6% in 2003.  Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas will be limited, especially as it pertains to other composite products, such as hockey sticks.  Management believes that it can continue to improve on its sales of composite prepreg, although it does not anticipate it will be material to its results of operations for at least several years.

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

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture partners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain competitive prices for its products.  Although selling prices of carbon fiber have been depressed for the past several years based on a surplus of supply in the market for carbon fiber, the Company has recently seen increases in carbon fiber prices and a constriction of supply of some types of carbon fiber, which are not manufactured at CFT.  If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse affect on the Company’s business.  The Company does not expect third party sales at CFT to have a significant effect on either its sales or profitability for several years.

Results of Operations

The following table sets forth the operating results for the years indicated:

	For the years ended December 31,			Period Change
				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002
Results of Operations
Net Sales	$52,762	$37,807	$37,462	40%	1%
Cost Of Sales	34,786	30,586	32,828	14%	-7%
Gross Profit	17,976	7,221	4,634	149%	56%
Gross Margin	34%	19%	12%

Selling, General And Administrative	8,237	6,989	7,334	18%	-5%
Impairment Of Goodwill	—	—	—	—	—%
Impairment Of Trademarks & Patents	—	—	—	—	—%
Amortization Of Goodwill	—	—	—	—	—%
Plant Consolidation	—	—	300	—	-100%
Operating Income (Loss)	9,739	232	(3,000)	4098%	-108%

Other Expense (Income):
Interest Expense	—	23	94	-100%	-76%
Other, Net	(60)	48	62	225%	-23%
Impairment Of Investment In Joint Venture	—	2,220	—	-100%	—%
Equity In Earnings Of Joint Venture	(246)	(150)	(269)	64%	-44%
Income (Loss) Before Income Taxes	10,045	(1,909)	(2,887)	626%	-34%
Provision (Benefit) For Income Taxes	725	(183)	(43)	496%	326%
Net Income (Loss)	$9,320	$(1,726)	$(2,844)	640%	-39%
Net Income (Loss) Per Common Share-Basic	$1.85	$(0.35)	$(0.57)	629%	-39%

Cash Flow Data
Cash provided by operating activities	$9,573	$3,997	$2,473	117%	62%
Cash (used for) provided by investing activities	(5,339)	(183)	547	-2,817%	-67%
Cash provided by (used for) financing activities	378	(181)	—	815%	100%

2004 Compared to 2003

Net Sales.  Net sales increased by $15.0 million for 2004 from 2003.  The majority of the increase in sales was attributed to an increase in sales of branded golf shafts and to a lesser extent the increase in sales of prepreg material.  Branded golf shaft sales increased 271% in 2004 as compared to 2003, which was mainly attributed to the success of the Company’s NV family of shafts.  The Company believes its success in the branded shaft segment will continue for the foreseeable future, however, it does not anticipate it will achieve the same year over year growth rate.  Total golf shaft sales increased by approximately 35% for 2004 from 2003.  The average selling price of shafts sold increased by approximately 22% for 2004 from 2003, which was attributed to the increased branded shaft sales.  Prepreg material sales increased by approximately 141% in 2004 from 2003 and represented 8% of the Company’s net sales for 2004.  The Company has added a fifth prepreg line to support it golf and prepreg business.  Hockey sticks sales increased by 13% in 2004 from 2003 and represent 5% of the Company’s net sales for 2004.  The Company does not anticipate a significant increase in the sales of hockey sticks in 2005 and could be adversely affected by the NHL players strike, mainly as it relates to the NHL pro service business.

Gross Profit.  Gross profit increased by approximately $10.8 million for 2004 from 2003.  The Company’s gross profit margin increased to 34% in 2004 from 19% in 2003.  The increase in gross profit was mainly attributed to an increase in sales of the Company’s branded product, which typically has higher gross margins than that of the Company’s other products.  In addition, the Company’s gross profit was negatively affected by additional inventory related reserves of approximately $97,000 in 2004, versus an increase of $669,000 in 2003.  The increase in reserves in 2004 and 2003 were offset by the sales of product that was fully reserved for of $284,000 in 2004 and $745,000 in 2003.  The net effect to gross profit was an increase in gross profit of $186,000 in 2004 and $76,000 in 2003.

Operating Income (Loss).  Operating income increased by approximately $9.5 million for 2004 from 2003.  The increase was primarily attributed to the increase in gross profit.  The Company’s selling, general and administrative (“SG&A”) expenses increased by approximately $1.2 million in 2004 as compared to 2003.  The increase in SG&A was primarily attributed to increased incentive expenses and increases in advertising and marketing spending.  Incentive related expense and advertising/marketing expense represented approximately 42% of SG&A in 2004.  Other SG&A decreased by 5% in 2004 as compared to 2003.  The Company anticipates that it will spend approximately the same amount on advertising and promotion in support of its branded product in 2005 that it spent in 2004.  SG&A decreased as a percentage of net sales to 16% in 2004, from 18% in 2003.

Other Expense (Income).  The Company recorded an impairment charge of approximately $2.2 million in 2003 related to its investment in its joint venture (CFT).  See - “Notes to Consolidated Financial Statements,” Note 5. Interest expense decreased to $0 in 2004 from $23,000 in 2003.

Income Taxes.  The Company recorded a provision for income taxes in the amount of $725,000 in 2004.  The Company’s effective tax rate was 7% in 2004.  At December 31, 2004, the Company had a net deferred tax asset of approximately $2.2 million.  This deferred tax asset represented net operating loss carryforwards, tax credit carryforwards and other basis differences, which give rise to future tax deductions in excess of book deductions.  Realization of these tax benefits is dependent upon the generation of future taxable income. During the fourth quarter of 2002, management determined that based on its then current outlook and existing circumstances that it was not likely that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.

Based upon the Company’s results in the current year, the Company addressed the appropriateness of its valuation allowance and the circumstances that led to the establishment of its valuation allowance.  The Company believes there has been a change in circumstances, and that its deferred tax assets will be realized in future years and accordingly has reduced its valuation allowance against the related deferred tax assets to zero as of December 31, 2004.

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

Gross Profit.  Gross profit increased by approximately $2.6 million.  The Company’s gross profit margin increased to 19% in 2003 from 12% in 2002.  The increase in gross profit was attributed to two factors, first, an increase in sales of the Company’s premium branded product, which typically has higher gross margins than that of the Company’s other products and secondly, a decrease in variable costs of production attributed to fewer units shipped in 2003 when compared to 2002.  In addition, the Company’s gross profit was negatively affected by additional inventory related reserves of approximately $669,000 in 2003, which was offset by the sales of product that were reserved for in the amount of approximately $745,000.  The net impact in gross profit related to inventory reserves was an increase in gross profit of $76,000 in 2003.  The Company’s impact on gross profit in 2002 was a negative impact of $456,000.

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

Other Expense (Income).  The Company recorded an impairment charge of approximately $2.2 million related to its investment in its joint venture (CFT).  See - “Notes to Consolidated Financial Statements,” Note 5.  The Company believes that the recorded amount of its investment in CFT approximates fair market value.  Interest expense decreased to $23,000 in 2003 from $94,000 in 2002.  The decrease is attributed to the repayment of the Company’s long-term debt in 2001 and the termination of its Line of Credit in 2003.  As the Company terminated its Line of Credit it 2003, it will no longer be subject to an unused line fee.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities (“Cash”) increased $9.6 million from 2003.  The majority of the increase was attributed to increased net income, proceeds from the exercise of stock options and increased distributions from CFT, which were partially offset by increased capital spending and payments of dividends to shareholders.  Cash provided by operating activities in 2004 was approximately $9.6 million, compared to approximately $4.0 million in 2003.    The Company used $1.9 million for capital expenditures during 2004, with the majority of it applicable to the tenant improvements placed in service at its manufacturing location and added prepreg manufacturing capacity.  Management anticipates capital expenditures to approximate between $1.5 million and $2.8 million for 2005.  The Company received distributions from CFT totaling $1.5 million in 2004 compared to $500,000 in 2003.  Future distributions from CFT must be agreed upon by both joint venture partners prior to any distribution being made.  The Company repurchased 54,989 shares of its stock during 2004, costing approximately $295,000.

The Company plans to continue to repurchase its stock in accordance with its stock buyback plan through 2005.   The Company believes that it will have adequate cash resources, including anticipated cash flow and borrowing availability, to meet its obligations at least through 2005.

The Company had in place a $12.0 million revolving credit facility from a financial institution, which was secured by substantially all the assets of Aldila Golf and guaranteed by the Company until 2003.  The Company terminated the line of credit during 2003 and does not anticipate establishing a new line of credit to support operations.

Off Balance Sheet Arrangements

As of December 31, 2004 and 2003, the Company did not have any Off Balance Sheet Arrangements.

Contractual Obligations

	Payments Due by Period (thousands)
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating leases (a)	$1,024	$1,504	$654	$1,045	$4,227
CFT Fixed Costs (b)	1,400	2,800	2,800	—	7,000
Total	$2,424	$4,304	$3,454	$1,045	$11,227

(a)          We enter into operating leases in the normal course of business.  All lease agreements have fixed payment terms based on the passage of time.  Some lease agreements provide us with the option to renew the lease.  Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(b)         The Company is responsible for 50% of the fixed costs of CFT.  The amounts estimated above are based upon the amount of fixed costs for CFT in 2004.   As the Company is responsible for the fixed costs until CFT is dissolved, the Company has estimated the amount through year 5.  If CFT were to still be in existence past year 5, the Company is still responsible for 50% of their fixed costs.  The Company does not currently have a fixed or minimum quantity of carbon fiber that it is required to purchase from CFT.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required as to this Item is incorporated by reference from the section headed “Election of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders for the year ended December 31, 2004, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report (“2005 Proxy Statement”).

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

Item 11. Executive Compensation

The information required as to this Item is incorporated herein by reference from the data under the caption “Executive Compensation” in the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required as to this Item is incorporated herein by reference from the data under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

There is no information required to be submitted by the Company under this Item.

Item 14. Principal Accounting Fees and Services

The information required as to this Item is incorporated herein by reference from the data under the caption “Independent Accountant Fees” in the 2005 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)          Documents included as part of this report:

1.                                       The consolidated financial statements for the Registrant are included in this report.

2.                                       Schedule IIC Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.                                       See the Index to Exhibits on page 43 of this Form 10-K. Financial statements of subsidiaries not consolidated and fifty percent or less owned persons, management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits.

(b)         Exhibits required by Item 601 of Regulation S-K.

See item (a) 3 above.

(c)          Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3, which include separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.

See item (a) 3 above.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,531	$6,919
Marketable securities	4,971	—
Accounts receivable	5,214	4,613
Income taxes receivable	1,013	—
Inventories	8,292	7,778
Deferred tax assets	1,570	—
Prepaid expenses and other current assets	380	399
Total current assets	32,971	19,709

PROPERTY, PLANT AND EQUIPMENT	5,245	4,776

INVESTMENT IN JOINT VENTURE	3,072	4,287

DEFERRED TAX ASSETS	634	—

OTHER ASSETS	153	241

TOTAL ASSETS	$42,075	$29,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,213	$3,067
Accrued expenses	2,781	1,461
Total current liabilities	6,994	4,528

LONG-TERM LIABILITIES:
Deferred rent	20	39
Total liabilities	7,014	4,567

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,127,310 shares in 2004 and 4,885,149 shares in 2003, respectively	51	48
Additional paid-in capital	43,864	41,803
Accumulated deficit	(8,854)	(17,405)
Total stockholders’ equity	35,061	24,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,075	$29,013

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2004	2003	2002

NET SALES	$52,762	$37,807	$37,462
COST OF SALES	34,786	30,586	32,828
Gross profit	17,976	7,221	4,634

SELLING, GENERAL AND ADMINISTRATIVE	8,237	6,989	7,334
PLANT CONSOLIDATION	—	—	300
Operating income (loss)	9,739	232	(3,000)

OTHER EXPENSE (INCOME):
Interest expense	—	23	94
Other, net	(60)	48	62
Impairment of investment in joint venture	—	2,220	—
Equity in earnings of joint venture	(246)	(150)	(269)

INCOME (LOSS) BEFORE INCOME TAXES	10,045	(1,909)	(2,887)
PROVISION (BENEFIT) FOR INCOME TAXES	725	(183)	(43)

NET INCOME (LOSS)	$9,320	$(1,726)	$(2,844)

NET INCOME (LOSS) PER COMMON SHARE-BASIC	$1.85	$(0.35)	$(0.57)

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION	$1.77	$(0.35)	$(0.57)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,027	4,934	4,948

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,255	4,934	4,948

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance at January 1, 2002	4,948	$49	$41,983	$(12,835)	$29,197

Net loss				(2,844)	(2,844)

Balance at Deccember 31, 2002	4,948	49	41,983	(15,679)	26,353

Repurchases of common stock	(63)	(1)	(180)		$(181)

Net loss				(1,726)	(1,726)

Balance at December 31, 2003	4,885	48	41,803	(17,405)	24,446

Repurchases of common stock	(55)	—	(295)		$(295)

Common stock issued upon stock option exercises, including income tax benefits of $917	297	3	2,356		$2,359

Dividend payment				(769)	$(769)

Net income				9,320	9,320

Balance at December 31, 2004	5,127	$51	$43,864	$(8,854)	$35,061

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,320	$(1,726)	$(2,844)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,422	1,798	1,921
Loss (gain) on disposal of fixed assets	32	26	(11)
Impairment of investment in joint venture	—	2,220	—
Undistributed income of joint venture, net	(285)	(182)	(249)
Tax benefit from exercise of stock options	917	—	—
Changes in assets and liabilities:
Accounts receivable	(601)	(220)	(416)
Inventories	(514)	760	2,934
Deferred tax assets	(2,204)	—	2,366
Prepaid expenses and other assets	52	70	117
Accounts payable	1,146	155	(9)
Accrued expenses	1,320	(102)	(802)
Income taxes receivable/payable	(1,013)	1,185	(462)
Deferred tax liabilities	—	—	(67)
Deferred rent and other long-term liabilities	(19)	13	(5)
Net cash provided by operating activities	9,573	3,997	2,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,871)	(699)	(362)
Proceeds from sales of property, plant and equipment	3	16	19
Investment in marketable securities	(4,971)	—	—
Distributions from joint venture	1,500	500	890
Net cash (used for) provided by investing activities	(5,339)	(183)	547

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	—	887
Payments under line of credit	—	—	(887)
Repurchases of common stock	(295)	(181)	—
Proceeds from issuance of common stock	1,442	—	—
Dividend payments	(769)	—	—
Net cash provided by (used for) financing activities	378	(181)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,612	3,633	3,020
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,919	3,286	266
CASH AND CASH EQUIVALENTS, END OF YEAR	$11,531	$6,919	$3,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$23	$48
Income taxes	$3,095	$183	$251

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingencies affected by such estimates and assumptions. Actual results could differ from these estimates.

Revenue Recognition – The Company recognizes revenues from product sales upon transfer of title to the customer at the time of shipment. The Company also offers discounts to certain customers based on early payment. Sales to these customers are recognized on a gross basis, and sales discounts are recorded at the time the discount is taken by the customer. Recording revenue net of discounts would not have a significant effect on net sales or on the net realizable value of accounts receivable. Sales discounts for the years ended December 31, 2004, 2003 and 2002 were $327,887, $245,328 and $180,877, respectively, representing less than 1% of gross revenues. The Company monitors the significance of these amounts.

Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has not historically experienced losses on such investments.

Marketable Securities – Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

Joint Venture – The Company’s 50% investment in CFT is accounted for under the equity method. (See Note 5).

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

Warranty Reserve – The Company provides a warranty to its customers for shaft breakage in the normal course of business. The Company accrues for the estimated warranty based on historical experience at time of sale. The estimated warranty is calculated based upon a rolling four-year ratio of breakage returns to sales applied to current year sales. (See Note 6).

Research & Development – The Company performs internal research and development efforts. Research and development expense represented less than approximately 1% of net revenues for 2004, 2003 and 2002 and is considered immaterial.

Foreign Currency Translation – The Company’s foreign subsidiaries are a direct and integral component or extension of the parent company’s operation. The daily operations of foreign subsidiaries are dependent on the economic environment of the parent’s currency. In addition, the changes in the foreign subsidiary’s individual assets and liabilities directly affect the cash flow of the parent company. The functional currency of foreign subsidiaries is the US dollar. During the years ended December 31, 2004, 2003 and 2002, net foreign currency transaction gains and losses included in the Company’s Statements of Operations were insignificant.

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

Income Taxes - Income taxes are provided utilizing the asset and liability method.  The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.  Valuation allowances are established when necessary to reduce deferred income tax assets to amounts more likely than not to be realized.

Accounting for Stock Based Compensation – At December 31, 2004, the Company has two stock-based compensation plans, which are described more fully in Note 10. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value (See SFAS 123R below under Recently Issued Accounting Pronouncements). The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company’s stock option awards been determined based upon the fair value at the grant date for awards from 2001 through 2004 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company’s net income and earnings per share for 2004 would have been decreased and the net loss and loss per share for 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	2004	2003	2002
Net income (loss) as reported	$9,320	$(1,726)	$(2,844)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(202)	(208)	(380)
Pro forma net income (loss)	$9,118	$(1,934)	$(3,224)

Earnings (loss) per share:
Basic – as reported	$1.85	$(0.35)	$(0.57)
Basic – pro forma	$1.81	$(0.39)	$(0.65)

Diluted – as reported	$1.77	$(0.35)	$(0.57)
Diluted – pro forma	$1.74	$(0.39)	$(0.65)

Recently Issued Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.   SFAS No. 123(R) is effective for periods beginning after June 15, 2005.  The Company plans to adopt SFAS No. 123(R) on July 1, 2005, the beginning of its third fiscal quarter. SFAS123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS123 as originally issued.                  In accordance with SFAS No. 148, the Company has been disclosing the impact on net income and earnings per share had the fair value based method been adopted.  If the fair value method had been adopted, net income for 2004 would have decreased by $202,000 and net loss for 2003 and 2002 would have increased by $208,000, and $380,000, respectively, than reported and earnings (loss) per share would have been reduced approximately $0.03, $0.04, and $0.08 in 2004, 2003, and 2002, respectively.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs.”  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  The Company intends to adopt SFAS No. 151 on January 1, 2006, the beginning of its 2006 fiscal year.  The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

In December 2003, the Financial Accounting Standards Board issued Interpretation 46R (“FIN 46R”), a revision to Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.  FIN 46R was effective at the end of the first interim period ending after March 15, 2004.    The Company adopted FIN 46R on April 1, 2004 and it did not have an impact on the Company’s financial statements

2.              ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consist of the following (in thousands):

	2004	2003

Trade accounts receivable	$5,239	$4,647
Less: allowance for doubtful accounts	(25)	(34)
Accounts receivable	$5,214	$4,613

3.              INVENTORIES

Inventories at December 31 consist of the following (in thousands):

	2004	2003

Raw materials	$4,632	$5,420
Work-in-process	742	774
Finished goods	2,918	1,584
Inventories	$8,292	$7,778

4.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consists of the following (in thousands):

	2004	2003

Machinery and equipment	$15,639	$14,738
Office furniture and equipment	1,615	1,603
Leasehold improvements	8,635	8,017
Property and equipment not yet in service	253	31
	26,142	24,389
Less: accumulated depreciation and amortization	(20,897)	(19,613)
Property, plant and equipment	$5,245	$4,776

Depreciation and amortization expense were $1.4 million, $1.8 million and $1.7 million in 2004, 2003 and 2002, respectively.

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

The Company’s 50% investment in CFT is accounted for under the equity method. Based on the member’s respective ownership interest in the joint venture, profits and losses are allocated equally to each member. Each partner is responsible for 50% of the fixed costs of the facility regardless on the amount of fiber that is purchased from the joint venture. In 2004, CFT’s sales to the Company and its partner was $4.7 million and $7.0 million, respectively. The amount of consolidated retained earnings of the Company represented by undistributed earnings of CFT was an accumulated deficit of approximately $4.2 million as of December 31, 2004. The Company’s equity in earnings from the joint venture for the years ended December 31, 2004, 2003 and 2002 were approximately $246,000, $150,000 and $269,000, respectively. The Company’s investment includes the unamortized excess of the Company’s investment over its equity in the joint venture net assets. The excess was approximately $64,000 and $84,000 at December 31, 2004 and 2003, respectively, and is being amortized on a straight-line basis over an initial estimated economic useful life of approximately 101 months.

The Company and its joint venture partner entered into a non-binding letter of interest on September 17, 2003 to sell selected assets, substantially all of the manufacturing equipment, building, land and raw materials (substantially all the total operating assets), of CFT to an independent third party. On February 11, 2004, the Company and its joint venture partner entered into a non-binding letter of intent with that same party based on the prevailing circumstances preceding such letter and consequent assessments made during that relevant period. The letter of intent included an implied fair value of the proposed transaction and the Company was willing, at that time, to sell its 50% of CFT based on the implied fair value within the letter of intent. In consideration of the valuation determined during negotiations, the Company believed that impairment had occurred. Consequently it was appropriately assessed that the previous carrying amount of its investment in CFT as of December 31, 2003 was not recoverable. As such the Company judged that in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) it was appropriate to record an impairment charge against the recorded value of its investment in CFT as of December 31, 2003 and such impairment charge was recorded in the fourth quarter of 2003. The three parties continued to negotiate the terms of the proposed transaction for an extended period thereafter and were subsequently unable to reach an agreement on the transaction, which along with prevailing market conditions at the time, continued to support the Company’s view as to the valuation of the asset in question and the appropriateness of the impairment charge recorded.

The Company disclosed in its June 30, 2004 Form 10-Q that the negotiations regarding the sale of the selected assets failed. The Company now believes that the fair value of CFT as of December 31, 2004 is currently greater than its carrying value. The increase in fair value is attributed to the change of market conditions of the carbon fiber industry during 2004. Carbon fiber prices increased throughout 2004 and supply has continued to tighten. The Company currently believes that this trend will continue into the foreseeable future. The Company will continue to assess the fair value of its investment in CFT going forward in accordance with SFAS 144.

6.              ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following (in thousands):

	2004	2003

Payroll and employee benefits	$2,280	$904
Warranty reserve (1)	176	184
Plant consolidation	—	—
Marketing and promotional expense	225	225
Legal and professional fees	25	28
Interest payable	—	—
Other	75	120
Accrued expenses	$2,781	$1,461

(1) Warranty Reserve	2004	2003
Beginning Balance	$184	$345
Settlement of Warranty	(77)	(110)
Adjustments to Warranty	69	(51)
Ending Balance	$176	$184

7.              STOCKHOLDERS’ EQUITY

The Company announced on January 17, 2001 that its Board of Directors authorized the repurchase of up to 333,333 shares of the Company’s common stock (or up to 6.5% of the 5,154,068 shares then issued and outstanding). The Company repurchased 206,267 shares on the open market, at an approximate cost of $3.63 per share during 2001. The Company announced on January 22, 2002 an increase in the number of shares authorized for purchase in its current share buyback program from 333,333 to 666,667 shares of the Company’s common stock. On June 27, 2003, the Company announced a stock buyback program under which shares of the Company’s common stock could be repurchased up to a total of $1.5 million. The Company repurchased 62,499 shares on the open market during 2003, costing an approximate $181,000. The Company repurchased 54,989 shares on the open market during 2004, costing an approximate $295,000.

8.              PLANT CONSOLIDATION

During the fourth quarter of 2002, management developed a plan to consolidate its executive offices with its U.S. manufacturing operations in an effort to reduce costs. The Company successfully negotiated a sub-lease of its executive offices, with the term of the sub-lease identical to the term of the Company’s remaining lease obligation through October 31, 2005. Accordingly, the Company recorded a plant consolidation charge in the amount of approximately $300,000. The majority of the charge is related to the Company’s leasehold improvements at its executive offices. The reserve was settled during 2003 and as of December 31, 2003 there was $0 remaining in the reserve for future obligations.

9.              INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in thousands):

	2004	2003	2002
Current:
Federal	$2,256	$(211)	$(2,317)
State	455	(58)	(17)
Foreign	217	86	(8)
Total	2,928	(183)	(2,342)
Deferred:
Federal	2,352	(57)	1,698
State	(149)	57	601
Total	2,203	—	2,299
Provision (benefit) for income taxes	$725	$(183)	$(43)

Net deferred income taxes included in current assets in the balance sheet at December 31, consist of the tax effects of temporary differences related to the following (in thousands):

	2004	2003
Inventories	$914	$1,458
Accrued expenses	760	306
Allowance for doubtful accounts	10	13
Deferred expenses (capital losses)	4	18
Prepaid expenses	(86)	—
State income taxes	(32)	(201)
Deferred tax assets – current	$1,570	$1,594

Net deferred income taxes included in long-term liabilities in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):

	2004	2003
Property and equipment	$312	$493
Basis in joint venture (CFT)	(586)	(634)
CFT Impairment Charge	882	882
Other	26	208
Deferred tax assets (liabilities) – long term	$634	$949

Total reconciliation of the deferred tax assets and liabilities are below.

	2004	2003
Deferred tax assets – current	$1,570	$1,594
Deferred tax assets (liabilities) – long term	634	949
Total net deferred tax asset before valuation allowance	2,204	2,543
Valuation allowance		(2,543)
Total deferred tax asset	$2,204	$—

During the fourth quarter of 2002, management determined that based on its then current outlook and existing circumstances that it was not likely that the tax benefits associated with its deferred tax assets would be realized. Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002 in accordance with SFAS 109.

Based upon the Company’s results in the current year, the Company addressed the appropriateness of its valuation allowance and the circumstances that led to the establishment of its valuation allowance in accordance with SFAS 109. The Company believes there has been a change in circumstances, and that its deferred tax assets will be realized in future years and accordingly has reduced its valuation allowance against the related deferred tax assets to zero as of December 31, 2004.  Differences between the statutory federal income tax rate and the effective tax rate as a percentage of income taxes are summarized below.

At December 31, 2004, the Company had California net operating loss carryforwards of $1.5 million. The California net operating loss carryforwards will begin to expire in 2013, unless previously utilized. The Company also has federal research and development tax credits of approximately $43,000, which will begin to expire in 2021 unless previously utilized. The California research and development credit carryforward of approximately $49,000 can be carried over to succeeding years until exhausted.

	2004	2003	2002
Statutory rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of Federal tax benefit	4.0	(4.0)	1.7
Valuation allowance	(26.9)	44.7	66.2
Goodwill impairment	—	—	—
Non-deductible amortization	—	—	—
Revision of prior years’ tax estimates	—	(10.3)	(23.4)
Foreign earnings taxed at different rates	(4.0)	(4.5)	(12.5)
Other items	.1	(1.5)	0.5
Effective rate	7.2%	(9.6)%	(1.5)%

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

The pro forma compensation costs presented in Note 1 were determined using the weighted average fair values of options granted under the Company’s stock option plans during 2004, 2003 and 2002 were estimated at $5.06, $1.41 and $0.90, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1% dividend yield in 2004, volatility of 59% in 2004, 49% in 2003 and 50% in 2002, risk free rate of return of 3.5% in 2004, 2.7% in 2003 and 3.3% in 2002 and expected lives of five years. The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. A summary of the Company’s fixed stock option plans as of December 31, 2004, 2003 and 2002 and activity during the years then ended is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	712,497	$5.21	729,189	$5.79	1,029,323	$10.08
Granted	132,494	$11.37	90,440	$3.03	108,899	$1.92
Exercises	(299,025)	$4.82
Terminated	(60,628)	$15.20	(107,132)	$7.30	(409,033)	$15.92
Outstanding at December 31	485,338	$5.86	712,497	$5.21	729,189	$5.79

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$1.61 - $3.29	176,231	8.4	$2.42	85,240	$2.21
$4.14 - $5.91	177,841	6.1	$4.68	167,841	$4.64
$11.47 - $15.75	131,266	9.2	$12.09	8,772	$15.18
$1.61 - $15.75	485,338	7.8	$5.86	261,853	$4.20

As of December 31, 2004, 2003 and 2002, 261,853, 503,420 and 457,258 shares were exercisable under the Plans at a weighted average exercise price of $4.20, $6.08 and $7.06 per share, respectively. As of December 31, 2004, an aggregate of 586,914 shares remain available for grant under the Plans.

On March 20, 2000, the Company and Nick Price Group entered into a stock option agreement. The option agreement allows Nick Price to purchase 50,000 shares of Common Stock at a purchase price of $4.89 per share with a three-year vesting period. In return for the shares, the Company has received the services of Nick Price at a guaranteed minimum value of $4.50 per share, or a minimum aggregate consideration of $225,000. The Company recognized compensation expense and a liability of approximately $0, $16,000 and $37,000 in 2004, 2003 and 2002, respectively. The shares are registered under a Form S-3, which was filed with the Securities and Exchange Commission on August 2, 2004. Nick Price Group exercised their 50,000 options on March 11, 2005.

11.       EMPLOYEE BENEFIT PLAN

In 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the “Plan”) for employees of the Company and its subsidiaries. This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company matches the first 4% of wages contributed by employees at a rate of $0.25 for every $1.00. The Company’s matching contributions vest over four years based on years of service. The Company’s contributions amounted to approximately $48,000, $48,000 and $48,000 in 2004, 2003 and 2002, respectively.

12.       COMMITMENTS AND CONTINGENCIES

The Company leases building space and certain equipment under operating leases. The Company’s leases for office and manufacturing space contain rental escalation clauses and renewal options. Rental expense for the Company was $900,000, $900,000 and $1.1 million for 2004, 2003 and 2002, respectively. As of December 31, 2004, future minimum lease payments for all operating leases are as follows (in thousands):

2005	$1,024
2006	837
2007	667
2008	654
2009	624
Thereafter	421
$4,227

Amounts receivable from future minimum rental payments due from a sub-lessee for the year ending December 31, 2005 is $211,000.

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

The table below contains information about the geographical areas in which the Company operates. Revenues are attributed to countries based on location in which the sale is settled. Long-lived assets are based on the country of domicile. Sales to a major customer represented 22%, 27%, and 22% of net sales in 2004, 2003, and 2002, respectively. Sales to a second customer represented 2%, 6%, and 13% of net sales in 2004, 2003, and 2002, respectively. Sales to a third customer represented 17%, 21% and 22% of net sales in 2004, 2003 and 2002, respectively. Sales to a fourth customer represented 9%, 10% and 9% of net sales in 2004, 2003 and 2002, respectively.

(in thousands) 2004	Sales	Long-Lived Assets
United States	$43,277	$6,134
Scotland	—	—
England	3,510	—
China	4,356	1,887
Mexico	—	296
Other Foreign Countries	1,619	—
Total	$52,762	$8,317

2003	Sales	Long-Lived Assets
United States	$32,180	$6,794
Scotland	53	—
England	2,855	—
China	1,057	2,013
Mexico	—	256
Other Foreign Countries	1,662	—
Total	$37,807	$9,063

2002	Sales	Long-Lived Assets
United States	$32,207	$10,587
Scotland	189	—
England	2,165	—
China	1,023	2,324
Mexico	—	349
Other Foreign Countries	1,878	—
Total	$37,462	$13,260

14.       QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 2004 (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2004:
Net sales	$15,298	$14,260	$10,772	$12,432
Gross profit	6,124	5,979	2,524	3,349
Net income	2,274	2,173	3,318	1,555
Net income per common share-basic	$0.47	$0.44	$0.65	$0.30
Net income per common share-diluted	$0.46	$0.42	$0.62	$0.29

2003:

Net sales	$10,164	$9,863	$7,995	$9,785
Gross profit	1,739	1,513	1,893	2,076
Net income (loss)	(169)	(471)	189	(1,275)

Net income (loss) per common share-basic	$(0.03)	$(0.10)	$0.04	$(0.26)
Net income (loss) per common share-diluted	$(0.03)	$(0.10)	$0.04	$(0.26)

Earnings (loss) per share are computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year. Included in the Company’s third quarter results ended September 30, 2004 was an adjustment to the Company’s income tax expense. The adjustment to income tax expense was approximately $2.5 million, which was attributed to the reversal of the Company’s valuation allowance against its deferred tax assets. Included in the Company’s fourth quarter results ended December 31, 2003 was an impairment charge of approximately $2.2 million against the carrying value of the Company’s investment in CFT.

15.       RELATED PARTY TRANSACTIONS

The dollar amount of transactions with related parties, primarily attributed to purchases of carbon fiber from CFT, was approximately $4.7, $3.3 and $3.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

ALDILA INC. AND SUBSIDIARIES

SCHEDULE IIC VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2002
Allowance for uncollectible accounts	$151,275	$(21,899)	$(107,040)	$22,336
Inventory Reserves	$3,260,969	$455,901	$—	$3,716,870
Warranty reserve	$485,000	$(3,000)	$(137,000)	$345,000

Year ended December 31, 2003
Allowance for uncollectible accounts	$22,336	$45,000	$(33,260)	$34,076
Inventory Reserves	$3,716,870	$669,368	$(2,378,908)	$2,007,330
Warranty reserve	$345,000	$(51,000)	$(110,000)	$184,000

Year ended December 31, 2004
Allowance for uncollectible accounts	$34,076	$59,878	$(69,137)	$24,817
Inventory Reserves	$2,007,330	$97,288	$(1,143,143)	$961,475
Warranty reserve	$184,000	$69,000	$(77,000)	$176,000

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Aldila, Inc.

We have audited the consolidated balance sheets of Aldila Inc., and subsidiaries (“the Company”) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Aldila, Inc. and its subsidiaries as of December 31, 2002, were audited by other auditors whose report dated February 12, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aldila, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PETERSON & Co., LLP
PETERSON & Co., LLP

San Diego, California
February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Aldila, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Aldila, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2002. Our audit also included the 2002 financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 12, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALDILA, INC.

By:	/s/ Peter R. Mathewson
Peter R. Mathewson
Chairman of the Board,
Chief Executive Officer

Signature	Title	Date

/s/ Peter R. Mathewson	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005
Peter R. Mathewson

/s/ Robert J. Cierzan	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005
Robert J. Cierzan

/s/ Lloyd I Miller, III	Director	March 30, 2005
Lloyd I. Miller, III

/s/ Thomas A. Brand	Director	March 30, 2005
Thomas A. Brand

/s/ Andrew M. Leitch	Director	March 30, 2005
Andrew M. Leitch

/s/ Bryant R. Riley	Director	March 30, 2005
Bryant R. Riley

EXHIBIT INDEX

Exhibit Number	Exhibit

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

10.5

Business Park Net Lease dated as of May 29,1987, between the Company and Kaiser Development Company as amended by the First Amendment to Lease dated as of January 12, 1992, between the Company and Bedford Development Company. (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).

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

10.10	1994 Stock Incentive Plan of the Company, as amended. (Filed as Exhibit A to the Company’s 1997 Proxy Statement dated March 26, 1997 and incorporated herein by reference).

10.11

Form of Stock Option Agreement in connection with the 1994 Stock Incentive Plan. (Filed as Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

10.12

Lease Agreement dated May 15, 1995 between the Company and Desarrollo Industrial de Tijuana, S.A. de C.V.(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference).

10.13

Loan Agreement dated March 27, 1998 between Aldila, Inc. and Union Bank of California, N.A. (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference).

10.14

First Amendment to Loan Agreement dated March 22, 1999 between the Company and Union Bank of California, N.A. (Filed as Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.15

Member Interest Purchase Agreement dated as of October 20, 1999 among SGL Carbon Fibers and Composites, Inc., SGL Technik GmbH, Aldila Materials Technology Corp. and the Company. (Filed as Exhibit 10.17 to the Company’s Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

*10.16

Loan and Security Agreement by and between Aldila Golf Corp. and Foothill Capital Corporation dated July 9, 1999. (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

*10.17

Severance Protection Agreement dated March 11, 1999 between the Company and Peter R. Mathewson. (Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

*10.18

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

10.20

1994 Stock Option Plan of the Company, as amended. (Filed as attachment A-1 in the Company’s 2000 Proxy Statement and registered on the Company’s Form S-8 (Registration No. 333-57754) and incorporated herein by reference).

10.21	Aldila, Inc. Audit Committee Charter included as Exhibit A in the Company’s 2001 Proxy dated April 4, 2001 and incorporated herein by reference.

10.22	Aldila, Inc.’s Code of Business Conduct and Ethics adopted on December 31, 2002 (Filed as Exhibit 14.0 in the Company’s Report on Form 10-K for the year ended December 31, 2003)

11.1	Statement re: Computation of Net Income (Loss) per Common Share.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm – Peterson & Co., LLP

23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Carbon Fiber Technology, LLC financial statements as of and for the years ended December 31, 2004, 2003 and 2002

*Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.