Form 10-Q
period 2005-03-31
ALDILA INC
filed 2005-05-13
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes   ☐  No   ☒

As of May 12, 2005 there were 5,195,385 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended March 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,123	$11,531
Marketable securities	2,491	4,971
Accounts receivable	8,117	5,214
Income taxes receivable	—	1,013
Inventories	10,246	8,292
Deferred tax assets	1,570	1,570
Prepaid expenses and other current assets	412	380
Total current assets	37,959	32,971

PROPERTY, PLANT AND EQUIPMENT	5,088	5,245

INVESTMENT IN JOINT VENTURE	3,147	3,072

DEFERRED TAXES	634	634

OTHER ASSETS	132	153
TOTAL ASSETS	$46,960	$42,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,601	$4,213
Income taxes payable	913	—
Accrued expenses	1,549	2,781
Total current liabilities	8,063	6,994

LONG-TERM LIABILITIES:
Deferred rent	20	20
Total liabilities	8,083	7,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,188,560 shares in 2005 and 5,127,310 shares in 2004, respectively	52	51
Additional paid-in capital	44,370	43,864
Accumulated deficit	(5,545)	(8,854)
Total stockholders’ equity	38,877	35,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,960	$42,075

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(In thousands, except per share data)

	Three months ended
	March 31,
	2005	2004

NET SALES	$17,808	$15,298
COST OF SALES	10,373	9,174
Gross profit	7,435	6,124

SELLING, GENERAL AND ADMINISTRATIVE	2,322	2,435
Operating income	5,113	3,689

OTHER EXPENSE (INCOME):
Other, net	(72)	(3)
Equity in earnings of joint venture	(68)	(99)

INCOME BEFORE INCOME TAXES	5,253	3,791
PROVISION FOR INCOME TAXES	1,944	1,517

NET INCOME	$3,309	$2,274

NET INCOME PER COMMON SHARE	$0.64	$0.47

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$0.61	$0.46

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,142	4,876

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,437	4,988

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three months ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,309	$2,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322	388
Loss on disposal of fixed assets	4	4
Undistributed income of joint venture, net	(75)	(90)
Changes in assets and liabilities:
Accounts receivable	(2,903)	(1,687)
Inventories	(1,954)	882
Prepaid expenses and other assets	(25)	13
Accounts payable	1,388	93
Accrued expenses	(1,232)	519
Income taxes payable/receivable	1,926	1,530
Deferred rent	—	(5)
Net cash provided by operating activities	760	3,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(155)	(64)
Proceeds from sales of marketable securities	2,480	—
Distribution from joint venture	—	750
Net cash provided by investing activities	2,325	686

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(236)
Benefit from exercise of stock options	225	—
Proceeds from issuance of common stock	282	—
Net cash provided by (used for) financing activities	507	(236)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,592	4,371
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,531	6,919
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,123	$11,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$17	$33

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.       Basis of Presentation

The consolidated balance sheet as of March 31, 2005 and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2004 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2005.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 consolidated financial statements and notes thereto.

At March 31, 2005, the Company had two stock-based compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which was amended by SFAS 148, “Accounting for Stock-Based Compensation – Translation and Disclosure – an amendment of FASB Statement No. 123”, encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  Had compensation cost for the Company’s stock option awards been determined based upon the fair value at the grant date and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company’s net income and income per share would have been decreased to the pro forma amounts indicated below (in thousands, except for per share data):

	For the three months ended March 31,
	2005	2004
Net income as reported	$3,309	$2,274

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(54)
Pro forma income net income	$3,273	$2,220

Income per share:
Basic – as reported	$0.64	$0.47
Basic – pro forma	$0.64	$0.46

Diluted – as reported	$0.61	$0.46
Diluted – pro forma	$0.60	$0.44

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans.  The fair value of the grants were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003
Dividend yield	1%	0%
Volatility	59%	49%
Risk free rate of return	3%	3%
Expected life	5 years	5 years

There were no stock option grants during the first quarter ended March 31, 2005.

2.       Inventories

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004

Raw materials	$6,485	$4,632
Work in process	1,333	742
Finished goods	2,428	2,918
Inventories	$10,246	$8,292

3.               Accrued Expenses

	March 31, 2005	December 31, 2004
Payroll and employee benefits	$1,175	$2,280
Legal and professional fees	79	25
Warranty reserve [see rollforward below]	83	176
Promotional expense	0	225
Other	212	75
	$1,549	$2,781

[1] Warranty Reserve
Beginning Balance	$176	$184
Settlement of Warranty	0	(77)
Adjustments to Warranty	(93)	69
Ending Balance	$83	$176

4.       Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Sales	$3,004	$3,461
Cost of sales	2,866	3,294
Gross profit	138	167
Net income	$139	$172

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2004 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the three months ended March 31, 2005, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 78% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.

The graphite shaft market consists of OEM production shafts, both premium and value, and branded and co-branded shafts.  The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom fit programs and distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  The Company introduced its new and innovative “One” shaft early in 2002, which has been successful in the branded segment and the Company introduced the Aldila NV™, in 2003, featuring the Company’s exclusive Micro Laminate Technology™.  The NV™ has had numerous tour victories, including the 2003 British Open and is currently the number one shaft model on tour.   In addition to the “One” and the NV™ shafts, the Company continues to develop other premium branded custom shafts and has introduced NV™ line extensions in 2004, including the NVS™, NV™ ProtoPype, NV™ Extreme and the NV™ Hybrid shafts. In addition, the Company introduced the Gamer™ shaft in the first part of 2005, which will also service the Hybrid club segment at a different price point.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.  The Company competes aggressively with both United States and foreign-based shaft manufacturers for OEM production shafts.  The Company continues to maintain a broad customer base in both the OEM production shaft and branded shaft market segments.

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s selling prices decreased through the 1990s and through December 31, 2002.  The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts.  The Company’s average selling price decreased by 64% from December 31, 1990 through December 31, 2002.  The Company’s average selling price has increased by approximately 36% from 2002 through 2004.  The Company’s average selling price increased by approximately 38% during the quarter ended March 31, 2005 as compared to the comparable quarter in 2004.  The increase in average selling prices is primarily attributed to the success the Company has achieved in the branded segment of the business.  The Company believes that its average selling price will further increase if it continues to be successful in the branded segment of the golf shaft market.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

The Company’s response to the pricing pressure it has faced, and continues to face in the OEM production shaft segment, has been to reduce its cost structure, vertically integrate and to focus on continued penetration of the branded shaft segment.  The Company has reduced its cost structure by shifting more of its shaft production offshore, and by manufacturing the majority of its prepreg requirements internally.  In a further effort to reduce costs, the Company consolidated its executive offices with its manufacturing facilities in Poway, California in 2002.  The Company continues to look for opportunities to cut costs.  The cost saving benefits of its efforts to vertically integrate its operations, particularly through carbon fiber manufacturing, has not benefited the Company in the last several years.  Until recently market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT.  In the second half of 2003 the availability of carbon fiber began to decline and prices began to increase, the Company believes this trend will continue at least for the foreseeable future.  Although the Company’s gross margins and profitability have continued to be adversely affected through this period despite its efforts, management believes that vertical integration through its prepreg operation has been successful to date and is allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.  The Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2004, net sales to Acushnet Company, Callaway Golf and Ping represented 22%, 17% and 9% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2005.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.  Golf club companies regularly introduce new clubs, frequently containing innovations in design.  Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies.  While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do.  The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods when no other club offers a high level of new sales to replace the lost sales.

In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  The Company uses most of its production of prepreg internally, with the remainder sold to other composite materials manufacturers.  The Company continues to look for opportunities to sell its prepreg to other composite materials manufacturers and to manufacture other non-golf composite materials products, such as hockey sticks.  Sales of prepreg as a percentage of net revenues increased to 8% as of March 31, 2005 as compared to 6% for the comparable period in 2004.  Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas will be limited, especially as it pertains to other composite products, such as hockey sticks.

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

The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture members.  The Company and SGL also entered into supply agreements with the new entity, CFT, for the purchase of carbon fiber at cost plus an agreed-upon mark-up.  The Company and SGL are each responsible to bear 50% of the fixed costs to operate the facility as a term of this supply agreement.  The partners share profits and losses of CFT equally.  The joint venture partners primarily consume the carbon fiber from this facility.

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture owners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain competitive prices for its products.  Although selling prices of carbon fiber have been depressed for the past several years based on a surplus of supply in the market for carbon fiber, the Company has recently seen increases in carbon fiber prices and a constriction of supply of some types of carbon fiber, which are not manufactured at CFT.  If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse affect on the Company’s business.  The Company does not expect third party sales at CFT to have a significant effect on either its sales or profitability for several years.

Results of Operations

First Quarter 2005 Compared to First Quarter 2004

Net Sales.  Net sales increased $2.5 million, or 16%, to $17.8 million for the first quarter ended March 31, 2005 (the “2005 Period”) from $15.3 million for the first quarter ended March 31, 2004 (the “2004 Period”).  The increase in net sales in the 2005 Period from the 2004 Period was primarily attributed to a 127% increase in sales of the Company’s branded and co-branded products, which represented approximately 49% of the Company’s consolidated net sales for the 2005 Period.  The average price of shafts sold increased approximately 38% in the 2005 Period as compared to the 2004 Period.  In addition, sales of composite prepreg increased by approximately 51% in the 2005 Period as compared to the 2004 Period.  Composite prepreg sales represent approximately 8% of the Company’s consolidated net sales in the 2005 Period.

Gross Profit.  Gross profit increased $1.3 million or 21%, to $7.4 million for the 2005 Period from $6.1 million for the 2004 Period.  The Company’s gross profit margin increased to 42% in the 2005 Period compared to 40% in the 2004 Period.  The increase in the gross profit is primarily attributed to the increased sales of the Company’s branded products, which typically have a better gross margin then the Company’s other shafts, and to a lesser extent an increase in the sales of composite prepregs.  The increases in branded, co branded and composite prepreg sales were partially offset by a decrease in lower priced production units, which decreased by 28%.

Operating Income.  Operating income increased $1.4 million, or 39%, to $5.1 million for the 2005 Period from $3.7 million for the 2004 Period.  The increase in operating income was mainly attributed to the increase in gross profit.  Selling, General and Administration (“SG&A”)

expense decreased by $113,000 in the 2005 Period to $2.3 million from $2.4 million in the 2004 Period.  The decrease in SG&A was mainly attributed to a decrease in incentive expenses, which were partially offset by slight increases in advertising and marketing and other SG&A.  SG&A decreased as a percentage of net sales to 13% for the 2005 Period from 16% in the 2004 Period.  The Company anticipates that it will continue to maintain its current level of spending for advertising and marketing in support of its branded products.

Income Before Income Taxes.  Income before income taxes increased $1.5 million to $5.3 million for the 2005 Period from income before taxes of $3.8 million for the 2004 Period.  The increase was attributed to the increase in operating income.

Provision For Income Taxes.  The Company recorded a provision for income taxes of $1.9 million for the 2005 Period, which represents an effective tax rate of 37%.  The Company believes its effective tax rate for the year will approximate 37%.

Liquidity and Capital Resources

Cash, cash equivalent and marketable securities increased to $17.6 million as of March 31, 2005 as compared to $16.5 million as of December 31, 2004.  Cash (including cash equivalents) provided by operating activities was $760,000 for the 2005 Period compared to cash provided by operating activities of $3.9 million in the 2004 Period.  The decrease in cash provided by operating activities was attributed to cash used for working capital, which was partially offset by an increase in cash provided by net income.  The Company used $155,000 for capital expenditures during the 2005 Period as compared to $64,000 for the 2004 Period.  Management anticipates capital expenditures to approximate between $1.5 million and $2.8 million for 2005.  The majority of the capital expenditures will be spent in support of the Company’s prepreg manufacturing operations.  The Company also has an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow to meet its obligations at least through 2005.

The Company did not pay any dividends during the 2005 Period, however, it has paid a $0.05 per share dividend during the second quarter of 2005 and anticipates it will continue to pay dividends at the same rate, subject to approval of the Company’s Board of Directors each quarter.

The Company may from time to time consider the acquisition of businesses complimentary to the Company’s business.  The Company could require additional debt financing if it were to engage in a material acquisition in the future.

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

Backlog

As of March 31, 2005, the Company had a sales backlog of approximately $12.2 million compared to approximately $10.0 million as of March 31, 2004.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

The Company’s Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Business Risks” in Part I, Item 1 of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K.  The forward-looking statements in this 10-Q are particularly subject to the risks that:

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the information that was disclosed in the Company’s Annual Report for the period ended December 31, 2004 filed on Form 10-K.

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

Dated:	ALDILA, INC.

May 12, 2005	/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance
Signing both in his capacity as
Vice President and as Chief
Accounting Officer of the Registrant