Form 10-Q
period 2005-06-30
ALDILA INC
filed 2005-08-12
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Yes   ☐   No  ☒

As of August 11, 2005 there were 5,327,824 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,666	$11,531
Marketable securities	—	4,971
Accounts receivable	8,367	5,214
Income taxes receivable	—	1,013
Inventories	10,188	8,292
Deferred tax assets	1,570	1,570
Prepaid expenses and other current assets	361	380
Total current assets	37,152	32,971

PROPERTY, PLANT AND EQUIPMENT	5,252	5,245
INVESTMENT IN JOINT VENTURE	3,213	3,072
DEFERRED TAXES	634	634
OTHER ASSETS	125	153
TOTAL ASSETS	$46,376	$42,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,249	$4,213
Income taxes payable	937	—
Accrued expenses	2,137	2,781
Total current liabilities	9,323	6,994

LONG-TERM LIABILITIES:
Other long-term liabilities	20	20
Total liabilities	9,343	7,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,308,994 shares in 2005 and 5,127,310 shares in 2004, respectively	53	51
Additional paid-in capital	44,973	43,864
Accumulated deficit	(7,993)	(8,854)
Total stockholders’ equity	37,033	35,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,376	$42,075

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  - UNAUDITED

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

NET SALES	$21,821	$14,260	$39,629	$29,558
COST OF SALES	13,703	8,281	24,076	17,455
Gross profit	8,118	5,979	15,553	12,103

SELLING, GENERAL AND ADMINISTRATIVE	2,558	2,329	4,880	4,764
Operating income	5,560	3,650	10,673	7,339

OTHER EXPENSE (INCOME):
Other, net	(167)	18	(239)	15
Equity in earnings of joint venture	(56)	(39)	(124)	(138)

INCOME BEFORE INCOME TAXES	5,783	3,671	11,036	7,462
PROVISION FOR INCOME TAXES	2,139	1,498	4,083	3,015

NET INCOME	$3,644	$2,173	$6,953	$4,447

NET INCOME PER COMMON SHARE	$0.70	$0.44	$1.34	$0.90

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$0.66	$0.42	$1.28	$0.87

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,238	4,976	5,191	4,926

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,483	5,217	5,421	5,120

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six months ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,953	$4,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642	747
Loss on disposal of fixed assets	4	32
Undistributed income of joint venture, net	(141)	(153)
Changes in assets and liabilities:
Accounts receivable	(3,153)	(909)
Income taxes payable	1,950	1,453
Inventories	(1,896)	225
Prepaid expenses and other assets	19	(111)
Accounts payable	2,036	(299)
Accrued expenses	(644)	932
Deferred rent and other long-term liabilities	—	(10)
Net cash provided by operating activities	5,770	6,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(625)	(285)
Proceeds from sales of property, plant and equipment	—	3
Proceeds from sales of marketable securities	4,971	—
Distribution from joint venture	—	750
Net cash provided by investing activities	4,346	468

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(287)
Benefit from exercise of stock options	225	—
Proceeds from issuance of common stock	886	1,438
Dividend payments	(6,092)	(256)
Net cash (used for) provided by financing activities	(4,981)	895

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,135	7,717
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,531	6,919
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,666	$14,636

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2,133	$1,622

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.                    Basis of Presentation

The consolidated balance sheet as of June 30, 2005, the consolidated statement of operations for the three and six month periods ended June 30, 2005 and 2004 and the consolidated statement of cash flows for the six month periods ended June 30, 2005 and 2004, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2004 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2005.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 consolidated financial statements and notes thereto.

2.                    Stock Based Compensation

At June 30, 2005, the Company had two stock-based compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which was amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”, encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  (See recent accounting pronouncements, note 6).  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  Had compensation cost for the Company’s stock option awards been determined based upon the fair value at the grant date and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company’s net income and income per share would have been decreased to the pro forma amounts indicated below (in thousands, except for per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net income as reported	$3,644	$2,173	$6,953	$4,447

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(66)	(41)	(133)	(93)
Pro forma net income	$3,578	$2,132	$6,820	$4,354

Income per share:
Basic – as reported	$0.70	$0.44	$1.34	$0.90
Basic – pro forma	$0.68	$0.43	$1.31	$0.88

Diluted – as reported	$0.66	$0.42	$1.28	$0.87
Diluted – pro forma	$0.65	$0.41	$1.26	$0.85

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans.  The fair value of the grants were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004
Dividend yield	1%	1%
Volatility	55%	59%
Risk free rate of return	4%	3%
Expected life	5 years	5 years

3.                    Inventories

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004

Raw materials	$6,763	$4,632
Work in process	1,115	742
Finished goods	2,310	2,918
Inventories	$10,188	$8,292

4.                    Accrued Expenses

	June 30, 2005	December 31, 2004
Payroll and employee benefits	$1,832	$2,280
Legal and professional fees	33	25
Warranty reserve [see rollforward below]	95	176
Promotional expense	0	225
Other	177	75
	$2,137	$2,781

[1] Warranty Reserve
Beginning Balance	$176	$184
Settlement of Warranty	(29)	(77)
Adjustments to Warranty	(52)	69
Ending Balance	$95	$176

5.                    Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture for the three and six month periods ended June 30, 2005 and 2004 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales	$3,049	$2,392	$6,053	$5,853
Cost of sales	2,884	2,279	5,751	5,573
Gross profit	165	113	302	280
Net income	$124	$116	$263	$288

6.                    Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS 123, “Accounting for Share-Based Payment, Revised Statement (“SFAS 123(R)”).  SFAS 123(R) supersedes APB 25 and amends SFAS 95, “Statement of Cash Flow”.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and pro forma disclosure is no longer an alternative to financial statement recognition.  SFAS 123(R) is effective for public companies at the beginning of the first annual period after June 15, 2005.  The Company has not assessed the impact the adoption of SFAS 123(R) may have on its results of operations or overall financial position.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts.  In reporting the Company’s results from its operations, the Company relies on several critical accounting policies and estimates, which are included in its Annual Report on Form 10-K for the period ended December 31, 2004.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2004 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the three and six month periods ended June 30, 2005, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 87% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.

The graphite shaft market consists of OEM production shafts, both premium and value, and branded and co-branded shafts.  The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the standard shafts sold to club manufacturers.  The Company introduced the Aldila NVTM in 2003, featuring the Company’s exclusive Micro Laminate Technology™.  The NVTM has had numerous Tour victories, and was in the winner’s bag for the 2003 British Open, 2005 U.S. Open and is currently the number one shaft model on tour.   The Company continues to develop other premium branded custom shafts and has introduced NV™ line extensions in 2004, including the NVS™, NV™ ProtoPype, NV™ Extreme and the NV™ Hybrid shafts. In addition, the Company introduced the GamerTM shaft in the first part of 2005, which will also service the Hybrid club segment at a different price point.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.  The Company competes aggressively with both United States and foreign-based shaft manufacturers for OEM production shafts.  The Company continues to maintain a broad customer base in both the OEM production shaft and branded shaft market segments.

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s selling prices decreased through the 1990s and through December 31, 2002.  The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts.  The Company’s average selling price decreased by 64% from December 31, 1990 through December 31, 2002.  The Company’s average selling price has increased by approximately 36% from 2002 through 2004.  The Company’s average selling price increased by approximately 31% during the quarter ended June 30, 2005 and has increased by approximately 35% for the six month period ended June 30, 2005 as compared to the comparable periods in 2004.  The increase in average selling prices is primarily attributed to the success the Company has achieved in the branded and co-branded segments of the business.  The Company believes that its average selling price will further increase if it continues to be successful in the branded segment of the golf shaft market.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

The Company’s response to the pricing pressure it has faced, and continues to face in the OEM production shaft segment, has been to reduce its cost structure, vertically integrate and to focus on continued penetration of the branded shaft segment.  The Company has reduced its cost structure by shifting more of its shaft production offshore, and by manufacturing the majority of its prepreg requirements internally.  In a further effort to reduce costs, the Company consolidated its executive offices with its manufacturing facilities in Poway, California in 2002.  The cost saving benefits of its efforts to vertically integrate its operations, particularly through carbon fiber manufacturing, has not benefited the Company in the last several years.  Until recently, market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT.  In the second half of 2003, the availability of carbon fiber began to decline and prices began to increase, the Company believes this trend will continue at least for the foreseeable future.  Although the Company’s gross margins and profitability have continued to be adversely affected through this period despite its efforts, management believes that vertical integration through its prepreg operation has been successful to date and is allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.

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

In 1994, the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  The Company uses most of its production of prepreg internally, with the remainder sold to other fabricators of products manufactured from composite materials.  The Company continues to look for opportunities to sell its prepreg to other fabricators of products manufactured from composite materials and to manufacture other non-golf composite materials products, such as hockey sticks.  Sales of prepreg as a percentage of net revenues increased to 9% for the six-month period ended June 30, 2005 as compared to 7% for the comparable period in 2004.  Although the Company has achieved some success in these areas, management continues to believe that the growth opportunities in these areas will be limited, especially as it pertains to other composite products, such as hockey sticks.

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

Over the past several years, CFT has purchased it carbon fiber raw material known as precursor (an acrylic fiber) from a single source.  During that time period it has considered Acordis, its previous supplier, a viable backup material source.  Recently, Acordis has filed bankruptcy and announced its intention to cease producing acrylic fibers, leaving CFT in a true sole source position.  CFT is pursuing alternate sources of supply for this raw material, however, if the current supplier is unable to deliver and CFT cannot find a new supplier, it could have an adverse effect on the Company’s business.

Results of Operations

Second Quarter 2005 Compared to Second Quarter 2004

Net Sales.  Net sales increased $7.6 million, or 53%, to $21.8 million for the second quarter ended June 30, 2005 (the “2005 Quarter”) from $14.3 million for the second quarter ended June 30, 2004 (the “2004 Quarter”).  The increase in net sales in the 2005 Quarter from the 2004 Quarter was primarily attributed to a 129% increase in sales of the Company’s branded and co-branded products, which represented approximately 50% of the Company’s consolidated net sales for the 2005 Quarter.  The average price of shafts sold increased approximately 31% in the 2005 Quarter as compared to the 2004 Quarter.  In addition, sales of composite prepreg increased by approximately 69% in the 2005 Quarter as compared to the 2004 Quarter.  Composite prepreg sales represented approximately 9% of the Company’s consolidated net sales in the 2005 Quarter.

Gross Profit.  Gross profit increased $2.1 million, or 36%, to $8.1 million for the 2005 Quarter from $6.0 million for the 2004 Quarter.  The increase in gross profit was attributed to the increase in sales, which was partially offset by a charge for inventory obsolescence of $385,000 and higher material costs during the 2005 Quarter. The Company’s gross margin decreased to 37% in the 2005 Quarter as compared to 42% in the 2004 Quarter.  The inventory charge of $385,000 accounted for a 2% decrease in the gross margin.  The Company anticipates that material costs will continue to increase throughout 2005.

Operating Income.  Operating income increased $1.9 million, or 52%, to $5.6 million for the 2005 Quarter from $3.7 million for the 2004 Quarter.  The increase in operating income was attributed to the increase in gross profit.  Selling, General and Administration (“SG&A”) expense increased by $229,000 in the 2005 Quarter to $2.6 million from $2.3 million in the 2004 Quarter.  The increase in SG&A was mainly attributed to increased corporate expenses and incentive expenses.   The increase in corporate expenses is mainly attributed to Sarbanes-Oxley section 404 (“SOX”) compliance work that is being outsourced.  The Company spent approximately $102,000 during the quarter and anticipates that it will continue to incur costs to become compliant for 2005.  Advertising and marketing spending remained flat quarter on quarter.  SG&A decreased as a percentage of net sales to 12% for the 2005 Quarter from 16% in the 2004 Quarter.

Income Before Income Taxes.  Income before income taxes increased $2.1 million to $5.8 million for the 2005 Quarter from income before taxes of $3.7 million for the 2004 Quarter.  The increase was attributed to the increase in operating income.

Provision For Income Taxes.  The Company recorded a provision for income taxes of $2.1 million for the 2005 Quarter, which represents an effective tax rate of 37%.  The Company believes its effective tax rate for the year will approximate 37%.

Six Month Period Ended June 2005 Compared to the Six Month Period Ended June 2004

Net Sales.  Net sales increased $10.1 million, or 34%, to $39.6 million for the six-month period ended June 30, 2005 (the “2005 Period”) from $29.6 million for the six-month period ended June 30, 2004 (the “2004 Period”).  The increase in net sales in the 2005 Period from the 2004 Period was primarily attributed to a 128% increase in sales of the Company’s branded and co-branded products, which represented approximately 50% of the Company’s consolidated net sales for the 2005 Period.  The average price of shafts sold increased approximately 35% in the

2005 Period as compared to the 2004 Period.  In addition, sales of composite prepreg increased by approximately 61% in the 2005 Period as compared to the 2004 Period.  Composite prepreg sales represented approximately 9% of the Company’s consolidated net sales in the 2005 Period.  Hockey sales are down 57% for the 2005 Period as compared to the 2004 Period and represent approximately 1% of consolidated net sales in the 2005 Period.  The Company’s hockey sales have been impacted by the NHL lockout situation but with the recent announcement of a resolution between the owners and the players union, the Company expects that hockey sales will increase in the second half of the year, although the Company does not expect them to be a significant source of revenue for the foreseeable future.

Gross Profit.  Gross profit increased $3.5 million, or 29%, to $15.6 million for the 2005 Period from $12.1 million for the 2004 Period.  The increase in gross profit was attributed to the increase in sales, which was partially offset by a charge for inventory obsolescence of $385,000 and higher material costs during the 2005 Period. The Company’s gross margin decreased to 39% in the 2005 Period as compared to 41% in the 2004 Period.  The inventory charge of $385,000 accounted for a 1% decrease in the gross margin.  The Company anticipates the material costs will continue to increase throughout 2005.

Operating Income.  Operating income increased $3.3 million, or 45%, to $10.7 million for the 2005 Period from $7.3 million for the 2004 Period.  The increase in operating income was attributed to the increase in gross profit.  Selling, General and Administration (“SG&A”) expense increased by $116,000 in the 2005 Period to $4.9 million from $4.8 million in the 2004 Period.  The increase in SG&A was mainly attributed to increases in corporate expenses, advertising and marketing, and other SG&A, which were partially offset by a decrease in incentive expenses.  The increase in corporate expenses was attributed to Sarbanes-Oxley section 404 (“SOX”) compliance work that is being outsourced.  The Company spent approximately $102,000 during the period and anticipates that it will continue to incur costs to become compliant for 2005.  SG&A decreased as a percentage of net sales to 12% for the 2005 Period from 16% in the 2004 Period.

Income Before Income Taxes.  Income before income taxes increased $3.6 million to $11.0 million for the 2005 Period from income before taxes of $7.5 million for the 2004 Period.  The increase was attributed to the increase in operating income.

Provision For Income Taxes.  The Company recorded a provision for income taxes of $4.1 million for the 2005 Period, which represents an effective tax rate of 37%.  The Company believes its effective tax rate for the year will approximate 37%.

Liquidity and Capital Resources

Cash, cash equivalent and marketable securities increased to $16.7 million as of June 30, 2005 as compared to $16.5 million as of December 31, 2004.  Cash (including cash equivalents) provided by operating activities was $5.8 million for the 2005 Period compared to cash provided by operating activities of $6.4 million in the 2004 Period.  The decrease in cash provided by operating activities was attributed to cash used for working capital and lower depreciation and amortization, which were predominantly offset by an increase in cash provided by net income.  The Company used $625,000 for capital expenditures during the 2005 Period as compared to $285,000 for the 2004 Period.  Management anticipates capital expenditures to approximate between $1.5 million and $2.8 million for 2005.  The majority of the capital expenditures will be spent in support of the Company’s prepreg manufacturing operations.  The Company also has an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow to meet its obligations at least through 2005.

The Company paid dividends in the amount of $6.1 million for the 2005 Period as compared to $256,000 for the 2004 Period.  Included in the $6.1 million was a special one-time dividend of $1.00 per share, or $5.3 million, announced on May 18, 2005 to shareholders of record as of June 7, 2005.  In addition, the Company announced on May 18, 2005 that it was increasing its quarterly dividend to $0.10 per share.  The Company anticipates it will continue to pay dividends at the rate of $0.10 per share, subject to continued financial success and approval of the Company’s Board of Directors each quarter.

The Company received $886,000 in proceeds for the issuance of common stock attributed to the exercise of stock options during the 2005 Period as compared to $1.4 million during the 2004 Period.

The Company may from time to time consider the acquisition or disposition of businesses complimentary to the Company’s business.  The Company could require additional debt financing if it were to engage in a material acquisition in the future.

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

Backlog

As of June 30, 2005, the Company had a sales backlog of approximately $12.8 million compared to approximately $4.5 million as of June 30, 2004.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and fourth quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

The Company’s Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this Form 10-Q, in particular under “Business Risks” in Part I, Item 1 of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K.  The forward-looking statements in this Form 10-Q are particularly subject to the risks that:

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 18, 2005. At the Annual Meeting two items were submitted to a vote of the stockholders of the Company and were approved:

1)  The election of the directors to serve until the next Annual Meeting of Stockholders. Votes cast for each director, as well as votes withheld are as follows:

NAME	FOR	WITHHELD

Thomas A. Brand	4,745,573	168,751
Peter R. Mathewson	4,747,633	166,691
Lloyd I. Miller, III	4,747,549	166,775
Bryant R. Riley	4,748,582	165,742
Andrew M. Leitch	4,748,032	166,292

2)  The stockholders also ratified the appointment of Peterson & Co., LLP as the Company’s independent accountants for the fiscal year ending December 31, 2005.  4,905,444 votes were cast for ratification of Peterson & Co., LLP, 5,527 votes were cast against and there were 3,354 abstentions.

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

Dated:	ALDILA, INC.

August 11, 2005	/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance
Signing both in his capacity as
Vice President and as Chief
Accounting Officer of the Registrant