Form 10-Q
period 2005-09-30
ALDILA INC
filed 2005-11-14
CIK 902272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes    ☐  No    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes    ☐  No    ☒

As of November 11, 2005 there were 5,367,101 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended September 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,429	$11,531
Marketable securities	—	4,971
Accounts receivable	7,179	5,214
Income taxes receivable	7	1,013
Inventories	11,452	8,292
Deferred tax assets	1,359	1,570
Prepaid expenses and other current assets	381	380
Total current assets	39,807	32,971

PROPERTY, PLANT AND EQUIPMENT	5,543	5,245

INVESTMENT IN JOINT VENTURE	3,257	3,072

DEFERRED TAXES	1,123	634

OTHER NON-CURRENT ASSETS	299	153

TOTAL ASSETS	$50,029	$42,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,231	$4,213
Accrued expenses	2,578	2,781
Total current liabilities	8,809	6,994

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	43	20
Total liabilities	8,852	7,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,366,601 shares in 2005 and 5,127,310 shares in 2004, respectively	54	51
Additional paid-in capital	46,156	43,864
Accumulated deficit	(5,033)	(8,854)
Total stockholders’ equity	41,177	35,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,029	$42,075

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  - UNAUDITED

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

NET SALES	$19,327	$10,772	$58,956	$40,330
COST OF SALES	11,461	8,248	35,537	25,703
Gross profit	7,866	2,524	23,419	14,627

SELLING, GENERAL AND ADMINISTRATIVE	2,633	1,892	7,513	6,656
Operating income	5,233	632	15,906	7,971

OTHER EXPENSE (INCOME):
Other, net	(180)	(19)	(419)	(4)
Equity in earnings of joint venture	(69)	(71)	(193)	(209)

INCOME BEFORE INCOME TAXES	5,482	722	16,518	8,184
PROVISION FOR INCOME TAXES	1,721	(2,596)	5,804	419

NET INCOME	$3,761	$3,318	$10,714	$7,765

NET INCOME PER COMMON SHARE	$0.71	$0.65	$2.05	$1.55

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$0.68	$0.62	$1.97	$1.49

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,333	5,127	5,238	4,994

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,548	5,377	5,438	5,210

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine months ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,714	$7,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	958	1,107
(Gain) loss on disposal of fixed assets	(5)	32
Undistributed income of joint venture, net	(185)	(243)
Changes in assets and liabilities:
Accounts receivable	(1,965)	121
Income taxes receivable	1,006	(854)
Inventories	(3,160)	(2)
Deferred tax assets	211	(1,069)
Prepaid expenses and other assets	(1)	14
Deferred tax-noncurrent	(489)	(667)
Accounts payable	2,018	353
Accrued expenses	(203)	1,138
Deferred rent and other long-term liabilities	(158)	19
Net cash provided by operating activities	8,741	7,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,226)	(983)
Proceeds from sales of property, plant and equipment	10	3
Proceeds from sales of marketable securities	4,971	—
Distribution from joint venture	—	750
Net cash provided by (used for) investing activities	3,755	(230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(295)
Tax benefit from exercise of stock options	1,104	—
Proceeds from issuance of common stock	1,191	1,438
Dividend payments	(6,893)	(512)
Net cash (used for) provided by financing activities	(4,598)	631

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,898	8,115
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,531	6,919
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,429	$15,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,198	$3,079

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.                    Basis of Presentation

The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2004 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2005.  These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report for the period ended December 31, 2004 filed on Form 10-K.  Certain reclassifications have been made to the inventory footnote disclosure as of December 31, 2004 to conform to the current year classification.

2.                    Stock Based Compensation

At September 30, 2005, the Company had two stock-based compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which was amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”, encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  (See recent accounting pronouncements, note 6).  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company’s stock option awards been determined based upon the fair value at the grant date and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company’s net income and income per share would have been decreased to the pro forma amounts indicated below (in thousands, except for per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net income as reported	$3,761	$3,318	$10,714	$7,765

Deduct: Pro forma expense, net of related tax effects.	(98)	(42)	(234)	(127)
Pro forma net income	$3,663	$3,276	$10,480	$7,638

Income per share:
Basic – as reported	$0.71	$0.65	$2.05	$1.55
Basic – pro forma	$0.69	$0.63	$2.00	$1.53

Diluted – as reported	$0.68	$0.62	$1.97	$1.49
Diluted – pro forma	$0.66	$0.61	$1.93	$1.47

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans.  The fair value of the grants were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004
Dividend yield	2%	1%
Volatility	55%	59%
Risk free rate of return	4%	3%
Expected life	5 years	5 years

3.                    Inventories

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Raw materials	$7,430	$4,479
Work in process	1,213	920
Finished goods	2,809	2,893
Inventories	$11,452	$8,292

4.               Accrued Expenses

	September 30, 2005	December 31, 2004
Payroll and employee benefits	$2,232	$2,280
Legal and professional fees	86	25
Warranty reserve [1]	95	176
Promotional expense	0	225
Other	165	75
	$2,578	$2,781

[1] Warranty Reserve
Beginning Balance	$176	$184
Settlement of Warranty	(96)	(77)
Adjustments to Warranty	15	69
Ending Balance	$95	$176

5.                    Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture for the three and nine month periods ended September 30, 2005 and 2004 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales	$2,793	$2,909	$8,846	$8,762
Cost of sales	2,719	2,744	8,466	8,317
Gross profit	74	165	380	445
Net income	$78	$170	$341	$458

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2004 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the three and nine month periods ended September 30, 2005, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

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

The graphite shaft market consists of OEM production shafts, premium and value, branded and co-branded shafts.  The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the OEM production shafts sold to club manufacturers.  The Company introduced the Aldila NVTM in 2003, featuring the Company’s exclusive Micro Laminate Technology™.  The NVTM has had numerous tour victories, and was in the winner’s bag for the 2003 British Open, the 2005 U.S. Open and is currently the number one shaft model on tour.  The Company continues to develop other premium branded custom shafts and introduced NV™ line extensions in 2004, including the NVS™, NV™ ProtoPype, NV™ Extreme and the NV™ Hybrid shafts. This year, PGA Tour professionals using Aldila NVTM shafted drivers have won more than $23 million in Tour earnings.  In addition, the Company introduced the GamerTM shaft in the first part of 2005 and recently introduced the VS Proto Hybrid, which shafts will also service the Hybrid club segment at different price points.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.  The Company competes aggressively with both United States and foreign-based shaft manufacturers for OEM production shafts.

The Company continues to maintain a broad customer base in both the OEM production shaft and branded shaft market segments. However, the Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2004, net sales to Acushnet Company, Callaway Golf and Ping represented 22%, 17% and 9% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2005.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.  Golf club companies regularly introduce new clubs, frequently containing innovations in design.  Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies.  While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do.  The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods when no other club offers a high level of new sales to replace the lost sales.

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s average selling price decreased by 64% from December 31, 1990 through December 31, 2002.  The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts.  Beginning in 2003, the Company was able to achieve higher average selling prices as it enjoyed success in the branded segment of the business.  Beginning in late 2004, the Company began to see its OEM customers choose co-branded shafts in their stock offerings.  The introduction of co-branded shafts and the continued success in the branded segment has had the affect of increasing the

Company’s average selling prices over the last couple of years.  The Company’s average selling price increased by approximately 21% during the quarter ended September 30, 2005 and has increased by approximately 32% for the nine month period ended September 30, 2005 as compared to the comparable periods in 2004.  The Company believes that its average selling price will further increase if it continues to be successful in the branded and co-branded segments of the golf shaft market.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

  The Company’s response to the pricing pressure it faced during the 1990’s, and continues to face in the OEM production shaft segment, has been to vertically integrate, reduce its cost structure and to focus on continued penetration of the branded shaft segment.  The vertical integration began in 1994 when the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, CA.  The Company uses most of its production of prepreg internally, with the remainder sold to other fabricators of products manufactured from composite materials.  Sales of prepreg as a percentage of net revenues remained at 9% for the nine months period ended September 30, 2005 and 2004.  The Company recently announced that it intends to purchase a second resin filmer, which the Company anticipates will be installed and operational in the first quarter of 2006.  The addition of a second resin filmer will provide additional supply of resin film, which is one of the key raw materials in the production of prepreg.  The increase in resin film capacity will enable the Company to add additional capacity to the Company’s prepreg composite manufacturing operations as well as provide increase capacity for film products.  In addition, it will provide capacity protection should the Company encounter problems with its other resin filmer.

The Company continues to look for opportunities to sell its prepreg and film adhesive products to other fabricators of products manufactured from composite materials and to manufacture other non-golf composite materials products, such as hockey sticks.  The Company has achieved some success in these areas and management believes that the growth opportunities in these areas will exist. Management believes that vertical integration through its prepreg operation has been successful to date and is allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.

In addition to vertical integration through prepreg, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber in 1998.  During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of prepreg used for graphite shafts.  During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products.  On October 29, 1999, SGL Carbon Fibers and Composites, Inc. (“SGL”) purchased a 50% interest in the Company’s carbon fiber manufacturing operation.

The Company and SGL entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture members.  The Company and SGL also entered into supply agreements with the new entity, CFT, for the purchase of carbon fiber at cost plus an agreed-upon mark-up.  The Company and SGL are each responsible to bear 50% of the fixed costs to operate the facility as a term of this supply agreement.  The partners share profits and losses of CFT equally.  The joint venture partners primarily consume the carbon fiber manufactured from this facility.

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture owners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain profitable competitive prices for its products.  Although selling prices of carbon fiber have been depressed for the past several years based on a surplus of supply in the market for carbon fiber, the Company has recently seen increases in carbon fiber prices and a constriction of supply of some types of carbon fiber, which are not manufactured at CFT.  If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse affect on the Company’s business.  The Company does not expect third party sales at CFT to have a significant effect on either its sales or profitability.

Over the past several years, CFT has purchased its carbon fiber raw material known as precursor (an acrylic fiber) from a single source.  During that time period it had considered Acordis, its previous supplier, a viable backup material source.  In May 2005, Acordis filed bankruptcy and announced its intention to cease producing acrylic fibers, which left CFT in a true sole source position.  It was announced on October 28, 2005 that the precursor production assets of Acordis were sold to a third party whose intention is to continue the production of precursor for sale to unrelated parties.  There is no certainty that the new owner of these assets will be successful.  CFT is pursuing alternate sources of supply for this raw material. However, if the current supplier is unable to deliver and CFT cannot find a new supplier, it could have an adverse effect on the Company’s business.

The Company believes that the cost saving benefits of its efforts to vertically integrate through the manufacture of carbon fiber has not benefited the Company in the last several years.  Until recently, market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT.  The Company’s gross margins and profitability were adversely affected during this period.  In the second half of 2003, the availability of carbon fiber began to decline and prices began to increase, the Company believes this trend will continue at least for the foreseeable future.

In addition to the Company’s efforts to reduce its costs through vertical integration, the Company also reduced its cost structure by shifting more of its shaft production to lower cost labor markets, such as Mexico and China.  In a further effort to reduce costs, the Company consolidated its executive offices with its manufacturing facilities in Poway, California in 2002.

Results of Operations

Third Quarter 2005 Compared to Third Quarter 2004

Net Sales.  Net sales increased $8.6 million, or 79%, to $19.3 million for the third quarter ended September 30, 2005 (the “2005 Quarter”) from $10.8 million for the third quarter ended September 30, 2004 (the “2004 Quarter”).  The increase in net sales in the 2005 Quarter from the 2004 Quarter was primarily attributed to a 191% increase in sales of the Company’s branded and co-branded products, which represented approximately 51% of the Company’s consolidated net sales for the 2005 Quarter.  The average price of shafts sold increased approximately 22% in the 2005 Quarter as compared to the 2004 Quarter.  In addition, sales of composite prepreg increased by approximately 55% in the 2005 Quarter as compared to the 2004 Quarter.  Composite prepreg sales represented approximately 10% of the Company’s consolidated net sales in the 2005 Quarter.

Gross Profit.  Gross profit increased $5.3 million, or 212%, to $7.9 million for the 2005 Quarter from $2.5 million for the 2004 Quarter.  The increase in gross profit was attributed to the increase in sales. The Company’s gross margin increased to 41% in the 2005 Quarter as compared to 23% in the 2004 Quarter. The increase in the gross margin is primarily related to a more favorable product mix and to a lesser extent the 65% increase in units shipped during the 2005 Quarter as compared to the 2004 Quarter.  The increase in units shipped has the effect of spreading the Company’s fixed costs over more units, thereby lowering the per-unit cost.

The gross margin of 41% in the 2005 Quarter represents a 4% sequential increase over the gross margin of 37% for the second quarter of 2005.   The second quarter of 2005 was impacted by a charge for inventory obsolescence of $385,000.  The Company recorded a charge for inventory obsolescence of $78,000 during the 2005 Quarter.  Additionally, in the 2005 Quarter gross margin was impacted by 1% higher average selling prices for golf shaft units sold, along with increased contribution from the Company’s non-golf business over the second quarter of 2005.  Material costs were higher for the Company during the 2005 Quarter as compared to the 2004 Quarter, however, the Company has been able to pass on some of these material price increases to its customers.  The Company anticipates that material costs will continue to increase throughout 2005.

Operating Income.  Operating income increased $4.6 million, or 728%, to $5.2 million for the 2005 Quarter from $632,000 for the 2004 Quarter.  The increase in operating income was attributed to the increase in gross profit.  Selling, General and Administration (“SG&A”) expense increased by $741,000 in the 2005 Quarter to $2.6 million from $1.9 million in the 2004 Quarter.  The increase in SG&A was mainly attributed to increased corporate expenses and incentive expenses.   The increase in corporate expenses is mainly attributed to Sarbanes-Oxley section 404 (“SOX”) compliance work, which is being performed with the assistance of outside consultants.  The Company spent approximately $223,000 during the quarter and anticipates that it will continue to incur costs in connection with its SOX efforts.  Incentive expenses increased approximately $368,000 from the 2004 Quarter amounts.  Advertising and marketing spending remained flat quarter on quarter.  SG&A decreased as a percentage of net sales to 14% for the 2005 Quarter from 18% in the 2004 Quarter.

Income Before Income Taxes.  Income before income taxes increased $4.8 million to $5.5 million for the 2005 Quarter from income before taxes of $722,000 for the 2004 Quarter.  The increase was attributed to the increase in operating income.

Provision For Income Taxes.  The Company recorded a provision for income taxes of $1.7 million for the 2005 Quarter, which represents an effective tax rate of 31%.  The lower effective rate in the 2005 Quarter is attributed to the recalculation of the Company’s estimated income taxes for the year.  The Company believes its effective tax rate for the year will approximate between 35%-38%.  The Company should continue to realize a reduced effective tax rate to the extent that the statutory income tax rates where it has foreign operations are lower than the statutory income tax rates in the United States.

Nine Month Period Ended September 2005 Compared to the Nine Month Period Ended September 2004

Net Sales.  Net sales increased $18.6 million, or 46%, to $59.0 million for the nine-month period ended September 30, 2005 (the “2005 Period”) from $40.3 million for the nine-month period ended September 30, 2004 (the “2004 Period”).  The increase in net sales in the 2005 Period from the 2004 Period was primarily attributed to a 146% increase in sales of the Company’s branded and co-branded products, which represented approximately 50% of the Company’s consolidated net sales for the 2005 Period.  The average price of shafts sold increased approximately 32% in the 2005 Period as compared to the 2004 Period.  In addition, sales of composite prepreg increased by approximately 59% in the 2005 Period as compared to the 2004 Period.  Composite prepreg sales represented approximately 9% of the Company’s consolidated net sales in the 2005 Period.  Hockey sales are down 54% for the 2005 Period as compared to the 2004 Period and represent approximately 1% of consolidated net sales in the 2005 Period.  The Company’s hockey sales have been impacted by the NHL lockout situation.  Now that the lockout is over and the players are back on the ice, the Company expects that hockey sales will increase in the fourth quarter over previous quarters of this year, although the Company does not expect them to be a significant source of revenue for the foreseeable future.

Gross Profit.  Gross profit increased $8.8 million, or 60%, to $23.4 million for the 2005 Period from $14.6 million for the 2004 Period.  The increase in gross profit was attributed to the increase in sales, which was partially offset by a charge for inventory obsolescence of $463,000 and higher material costs during the 2005 Period. The Company’s gross margin increased to 40% in the 2005 Period as compared to 36% in the 2004 Period.  The increase in gross margin was mainly attributed to product mix, particularly, the increased sales of branded and co-branded shafts.  The inventory charge of $463,000 accounted for a 1% decrease in the gross margin.  The Company anticipates the material costs will continue to increase throughout 2005.

Operating Income.  Operating income increased $7.9 million, or 100%, to $15.9 million for the 2005 Period from $8.0 million for the 2004 Period.  The increase in operating income was attributed to the increase in gross profit.  Selling, General and Administration (“SG&A”) expense increased by $857,000 in the 2005 Period to $7.5 million from $6.7 million in the 2004 Period.  The increase in SG&A was mainly attributed to increases in corporate expenses and other SG&A.  The increase in corporate expenses was mainly attributed to SOX compliance work, which  is being performed with the assistance of consultants.  The Company spent approximately $325,000 during the period and anticipates that it will continue to incur costs in connection with its SOX efforts.  SG&A decreased as a percentage of net sales to 13% for the 2005 Period from 17% in the 2004 Period.

Income Before Income Taxes.  Income before income taxes increased $8.3 million to $16.5 million for the 2005 Period from income before taxes of $8.2 million for the 2004 Period.  The increase was primarily attributed to the increase in operating income.

Provision For Income Taxes.  The Company recorded a provision for income taxes of $5.8 million for the 2005 Period, which represents an effective tax rate of 35%.  The Company believes its effective tax rate for the year will approximate between 35%-38%.  The Company should continue to realize a reduced effective tax rate to the extent that the statutory income tax rates where it has foreign operations are lower than the statutory income tax rates in the United States.

Liquidity and Capital Resources

Cash, cash equivalent and marketable securities increased to $19.4 million as of September 30, 2005 as compared to $16.5 million as of December 31, 2004.  Cash (including cash equivalents) provided by operating activities was $8.7 million for the 2005 Period compared to cash provided by operating activities of $7.7 million in the 2004 Period.  The increase in cash provided by operating activities was attributed to the increase in net income during the 2005 Period, which was partially offset by cash used for working capital items.   Of the cash used for working capital items, the largest use was for inventory during the period.  The use of cash for inventory was approximately $3.2 million during the 2005 Period.  The majority of that was used for the purchase of raw materials in support of the Company’s golf and prepreg operations.  Raw material inventory balances increased by approximately $3.0 million as of September 30, 2005 when compared to December 31, 2004.  The use of cash for inventory was partially offset by the corresponding increase in accounts payable during the period of $2.0 million.

The Company used $1.2 million for capital expenditures during the 2005 Period as compared to $983,000 for the 2004 Period.  Management anticipates capital expenditures to approximate between $1.8 million and $2.8 million for 2005.  The majority of the capital expenditures will be spent in support of the Company’s prepreg manufacturing operations.  The Company also has an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow to meet its obligations at least through 2005.

The Company paid dividends in the amount of $6.9 million for the 2005 Period as compared to $512,000 for the 2004 Period.  Included in the $6.9 million was a special one-time dividend of $1.00 per share, or $5.3 million, announced on May 18, 2005 to shareholders of record as of June 7, 2005.  In addition, the Company announced on May 18, 2005 that it increased its quarterly dividend to $0.10 per share, which was then changed to $0.15 per share on August 17, 2005.  The Company anticipates it will continue to pay quarterly dividends at the rate of $0.15 per share, subject to continued financial success and approval of the Company’s Board of Directors each quarter.

The Company received $1.2 million in proceeds for the issuance of common stock attributed to the exercise of stock options during the 2005 Period as compared to $1.4 million during the 2004 Period.  The Company has not received any distributions from CFT during the 2005 Period and does not anticipate receiving any distributions this year.

The Company may from time to time consider the acquisition or disposition of businesses.  The Company could require additional debt financing if it were to engage in a material acquisition in the future.

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

Backlog

As of September 30, 2005, the Company had a sales backlog of approximately $9.7 million compared to approximately $7.3 million as of September 30, 2004.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and fourth quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

•                  the Company will not be able to acquire adequate supplies of carbon fiber, which are used in its higher end shafts and not produced at CFT;

•                  acts of terrorism, natural disasters, or disease pandemics interfere with our manufacturing operations or our ability to ship our finished products.

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

Dated:	ALDILA, INC.
November 11, 2005	/s/ Robert J. Cierzan
Robert J. Cierzan
Vice President, Finance
Signing both in his capacity as
Vice President and as Chief
Accounting Officer of the Registrant