Form 10-K
period 2005-12-31
ALDILA INC
filed 2006-03-16
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

ALDILA, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3645590
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification Number)

13450 STOWE DRIVE, POWAY, CALIFORNIA 92064
(Address of principal executive offices)

Registrant’s telephone number, including area code – 858-513-1801

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2005 —  $77.1 million.

Common shares outstanding as of March 10, 2006 was — 5,398,857

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated into this report by reference:

Part III, Items 10, 11, 12, 13 and 14.  The Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

ALDILA, INC.

Report on Form 10-K

For the Fiscal Year Ended December 31, 2005

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

Item 1.  Business

General

Aldila, Inc. (“Aldila” or the “Company”) is a leading designer and manufacturer of high-quality innovative graphite (carbon fiber-based composite) golf shafts in the United States today.  Aldila conducts its operations through its subsidiaries, Aldila Golf Corp. (“Aldila Golf”) and Aldila Materials Technology Corp. Aldila enjoys strong relationships with most major domestic and many foreign golf club manufacturers including Callaway Golf, TaylorMade-addidas Golf, Ping and Acushnet Company.  Aldila believes that it is one of the few independent shaft manufacturers with the technical and production expertise required to produce high-quality graphite shafts in quantities sufficient to meet demand.  The Company’s current golf shaft product lines consist of Aldila branded and co-branded products designed for its major customers and custom club makers, as well as custom shafts developed in conjunction with its major customers. These product lines are designed to improve the performance of any level of golfer from novice to tour professional.

In 1994, the Company started production of its principal raw material for shafts, graphite prepreg, which consists of sheets of carbon fibers combined with epoxy resin.  See “Manufacturing—Raw Materials.”  The Company now produces substantially all of its graphite prepreg requirements internally and also sells prepreg externally.

In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber, in an effort to further vertically integrate its manufacturing operations.  On October 29, 1999, SGL Carbon Fibers and Composites, Inc. (“SGL”) purchased a 50% interest in the Company’s carbon fiber manufacturing operation.  The Company and SGL entered into an agreement to operate the facility through a limited liability company with equal ownership interests between the joint venture members.  The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC (“CFT”), for the purchase of carbon fiber at cost plus an agreed-upon mark-up.  Profits and losses of CFT are shared equally by the partners.

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

Unlike steel shafts, the design of graphite shafts is easier to alter with respect to weight, flex, flex location and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved “feel” to the golfer.  The improvements in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics for many golfers compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods.  Graphite continues to dominate the professional and consumer wood club market, with over 97% of new woods purchased in 2005 including graphite shafts.   The acceptance of graphite shafts in irons has not achieved the same success as in woods, and acceptance in irons has declined somewhat in recent years.  In 2005, approximately 24% of new irons purchased were graphite shafted.

Since many golfers consider professionals to be “opinion leaders,” increased acceptance and use of graphite shafts in irons by professionals help broaden the overall graphite market.

Products

Golf Shafts

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

The Company’s shafts, which constituted approximately 88.3% of net sales in the year ended December 31, 2005, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs.  In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts as well as generate design ideas for customized shafts.  The Company’s branded and co-branded models are typically sold to golf club manufacturers, distributors and golf pro and repair shops and are used either to assemble a new custom club from selected components or as an after market re-shaft of existing clubs.  The Company also helps develop cosmetic designs to give the customer’s golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics.  The prices of Aldila shafts typically range from $6 to $199.

The Company introduced the NV Prototype at the 2003 PGA Merchandise Show in January 2003 and subsequently changed it to the NVTM.   The NVTM features the Company’s exclusive Micro Laminate Technology TM (“MLT”).  The Company followed up the NVTM with the introduction of the NVS, NV ProtoPypeTM, NVTM Xtreme, NVTM Hybrid, NVS Hybrid family of shafts and the GamerTM shaft in 2004.  The NVS shaft is geared toward the player who requires a shaft that promotes a higher initial launch angle, and one that makes it easier to turn the ball right to left.  The NV ProtoPypeTM promotes a lower, more controlled launch angle, with reduced spin, along with very low torque to provide extremely tight dispersion.  The NVTM Xtreme features a combination of the Company’s MLT with ribbons of a hypoeutectic steel alloy precisely wound around the exterior of the shaft structure, which provides additional cross-sectional stability and minimizes energy loss during the loading and unloading of the shaft in the golf swing.  The Hybrid family of shafts (NVTM Hybrid, NVS Hybrid and GamerTM) service the rapidly growing Hybrid segment of the golf industry.  Hybrid clubs (also known as utility clubs and driving irons) are designed to replace long irons by providing a club that is easier to hit and much more forgiving for average as well as very skilled players.  In the spring of 2006, Aldila will begin shipments of our two newest shaft offerings – the NV ProtoPypeTM and the VS Proto.  The VS Proto has quickly become Aldila’s single most poplar shaft model on Tour.  Both are high-end, high performance shafts featuring carbon nanotubes as well as aerospace carbon fibers and Aldila’s exclusive high performance resin system.  In addition, we unveiled the new VS Proto Hybrid shaft for high-end hybrid clubs and a new GamerTM wood and iron shaft to match the GamerTM Hybrid shaft previously introduced.  The Company believes that it will continue to be successful in the branded segment for the foreseeable future and has focused its marketing and advertising effort in support of this business.

Other Products

Since 1994, the Company has manufactured prepreg material for its production of golf shafts.  In 1998, the Company began selling prepreg manufactured in its Poway, California manufacturing facility to third parties.  Revenues from the sale of prepreg were approximately 9.6% of net sales in 2005.  The Company began the manufacture of composite hockey sticks in 2000.  The manufacture of composite hockey sticks is similar to that of graphite golf shafts and uses similar raw materials.  Revenues from the sale of hockey sticks were approximately 1.9% of net sales in 2005 and are not expected to be significant to the Company for several years.

The Company offers carbon fiber for sale through its joint venture, CFT, however, the Company does not anticipate outside sales of carbon fiber to be significant for the foreseeable future.  Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties.  See “Manufacturing – Carbon Fiber Manufacturing Process.”  Carbon fibers are used as reinforcements in composite materials that combine fibers with epoxy resins or other matrix materials to form a substance with high strength, low weight, stiffness, resistance to corrosion, resistance to fatigue and capacity to dissipate heat and electrical conductivity.  Carbon fiber materials produced by the Company or CFT are used in a variety of applications such as molding compounds for the manufacture of electronic components, masts and spars for the marine industry, hockey sticks, fishing rods, industrial products, as well as golf shafts.

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

Graphite shaft designs and modifications are frequently the direct result of the combined efforts and expertise of the Company and its customers to develop an exclusive shaft for each customer’s clubs.  New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria.  In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts as well as generate design ideas for customized shafts.  To improve and advance product designs as they relate to composite technology and shaft process manufacturing, the Company’s engineers have experience with existing materials, such as boron, kevlar, fiberglass, ceramic, thermoplastic and carbon fiber.  The Company’s engineers also look to newer, more advanced materials such as Single Walled Carbon Nanotubes (“SWNT”).  Nanotechnology is a fast growing field of research that has good potential for structures such as composite golf shafts.  The Company believes it is the first major shaft company to employ SWNT in shaft design, and is at the forefront of utilizing this emerging technology in golf shaft development.  The Company’s design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers.  The Company’s research and development efforts have resulted in the Aldila “One” shaft, Aldila NVTM, NVS, NV ProtoPypeTM, NVTM Xtreme, NVTM Hybrid, NVS Hybrid, GamerTM shafts, and the VS Proto and VS Proto Hybrid.  All of the NVTM family of shafts feature the Company’s exclusive MLT.  Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or that the Company will be able to utilize new composite material technology on a timely or competitive basis, or otherwise respond to emerging market trends.

The Company has been one of the leaders in developing the market for lower cost large bundle carbon fiber by successfully converting to this fiber type in some of its products from a more expensive carbon fiber material for the manufacture of certain of its graphite golf shafts.  The Company has had some success in providing large bundle carbon fiber to other manufacturing applications outside of golf shafts.

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

For fiscal year 2005, the Company had approximately 670 golf shaft customers, which included approximately 120 golf club manufacturers and more than 80 distributors, with the balance principally consisting of custom club assemblers, pro shops and repair shops.  However, the majority of the Company’s sales has been and may continue to be concentrated among a relatively small number of customers.  Sales to the Company’s top five customers represented approximately 62%, 57% and 70% of net sales in 2005, 2004 and 2003, respectively.

Historically, Aldila’s principal customers have varied as a result of general market trends in the golf industry, in particular the prevailing popularity of the various clubs that contain Aldila’s shafts.  As a result, there typically are changes in the composition of the list of the Company’s ten most significant customers from year to year.  Due to the substantial marketplace success of their clubs in recent periods, for the last several years the Company’s largest customers have been Acushnet Company, Callaway Golf, and Ping.  While the Company believes its relationship with each of these major customers is good, the Company is not the exclusive supplier to any of them.  The Company’s sales to its principal customers have varied substantially from year to year.

Customer	2005	2004	2003
Acushnet Company	19%	22%	27%
Callaway Golf	18%	17%	21%
Ping	19%	9%	10%

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

Marketing, Advertising and Promotion

The Company’s marketing strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts and to increase overall market acceptance and use of graphite golf shafts.  The Company utilizes a variety of marketing and promotional channels to increase sales of Aldila brand name shafts through its network of distributors and to support Aldila’s brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers. Although the Company has very limited sales directly to the end users of its products, the Company believes that its brand name recognition contributes to the marketability of its customers’ products.  In addition, Nick Price, Gary McCord, Rich Beem and Paula Creamer serve on the Company’s advisory staff and assist in its marketing efforts. Aldila’s marketing and promotion expenditures were approximately $2.3 million, $2.2 million and $1.9 million in 2005, 2004 and 2003, respectively.  The Company does not currently incur significant marketing expenses for its products other than golf shafts.

Sales and Distribution

Within the golf club industry, most companies do not manufacture the three principal components of the golf club — the grip, the shaft and the clubhead — but, rather, source these components from independent suppliers that design and manufacture components to the club manufacturers’ specifications.  As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and, to a lesser extent, distributors, custom club shops, pro shops and repair shops.  Distributors typically resell the Company’s products to custom club assemblers, pro and custom club shops, and individuals.  The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers and distributors.  Sales to golf club manufacturers accounted for approximately 79% of net sales for the year ended December 31, 2005.

Prepreg sales, which represented 9.6% of the Company’s net sales, and carbon fiber sales (through the Company’s joint venture, CFT) are made primarily to manufacturers of composite products.  The Company predominantly has utilized its internal sales force in the marketing and sale of these products to its customers in the past and will continue to utilize its internal sales force for the sales of prepreg in the future.

International sales represented 23%, 18%, and 15% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively.  The Company’s international sales have increased from 15% in 2003 to 23% in 2005.  A large portion of the increase was attributed to increased sales to customers in China.  The majority of the customers are assemblers in China, with the end product usually being shipped back to the United States or Europe.  See Note 13 in the Notes to Consolidated Financial Statements for further breakdown of our international sales and long-lived assets.

Manufacturing

The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to its customers’ orders and provide sufficient quantities on a timely basis.  The Company today operates three golf shaft manufacturing facilities, one prepreg manufacturing facility (in conjunction with one of its shaft manufacturing facilities) and through its 50% ownership interest in CFT, one carbon fiber manufacturing facility.  During its 34 years of operation, the Company has improved its manufacturing processes and believes it has established a reputation as the industry’s leading volume manufacturer of high performance graphite shafts.

Shaft Manufacturing Process.  The process of manufacturing a graphite shaft has several distinct phases.  Different designs of Aldila shafts require variations in both the manufacturing process and the materials used.  In traditional shaft designs, treated graphite known as “prepreg” (See Prepreg Manufacturing Process) is rolled onto metal rods known as mandrels.   The graphite is then baked at high temperatures to harden the material into a golf shaft.  At the end of the manufacturing process, the shafts are painted and stylized using a variety of colors, patterns and designs, including logos and other custom identification.  Through each phase of this process, the Company performs quality control reviews to ensure continuing high standards of quality and uniformity to meet exacting customer specifications.  The Company’s shaft manufacturing facilities are located in Poway, California, Tijuana, Mexico, and Zhuhai, China, with an increasing percentage of its shafts being manufactured in China, in recent years.

Shaft Manufacturing Raw Materials.  The primary materials currently used in the Company’s graphite shafts are prepreg, paints, inks and heat transfer decals.

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

The Company’s prepreg operation is dependent on certain suppliers for carbon fibers, which along with epoxy resins and release paper constitute the primary components used to manufacture prepreg.  Through 1997, the Company purchased all of its carbon fibers from outside vendors.  Beginning in 1998, the Company manufactured carbon fiber at its 50% owned Evanston, Wyoming facility, CFT, to manufacture prepreg for consumption by its golf shaft production operation.  Because several different forms of carbon fiber are required for golf shaft products, including some not manufactured at the CFT facility, the Company will continue to depend on outside suppliers for a portion of its ongoing carbon fiber needs.  In 2005, the Company obtained a large portion of its carbon fiber from CFT but also purchased carbon fiber from other carbon fiber manufacturers.  The prices paid by the Company for carbon fiber not produced at CFT began to increase at the end of 2003 and throughout 2005, due to rising manufacturing costs and capacity constraints in the carbon fiber industry.  If the Company is unable to purchase carbon fiber from suppliers, other than that produced at CFT, it could result in production delays of composite pregreg and golf shafts.

Carbon Fiber Manufacturing Process.  Carbon fiber is produced by processing acrylic fiber through a series of stretching, stabilizing and carbonizing sequences converting it into essentially a pure carbon chain fiber exhibiting stiffness and strength characteristics when made into a composite part similar to steel at significantly less weight.  The degree of the heating and stretching of the graphite fibers determines the tensile strength and modulus (stiffness) of the fiber.  These carbon fibers combined with various resins are then converted to composite structures, which have replaced metals in a number of weight critical aerospace, sporting and industrial applications.

Typically, the composite structure will weigh 25 to 50 percent less than the metal structure it has replaced.  Carbon fiber composite structures also provide toughness, resistance to corrosion, resistance to fatigue, capacity to dissipate heat and electrical conductivity.  The carbon fiber industry has grown from its inception in the late 1950’s into one, which produced approximately 50 million pounds of carbon fiber in 2005.

Carbon fiber usage has grown primarily for consumption by the aerospace industry and for sporting goods and industrial applications.  Aerospace grade carbon fibers continue to be utilized for production of commercial and military aerostructures.  The higher cost, aerospace grade carbon fibers were first used in sporting goods and industrial applications until a lower cost, large bundle carbon fiber was developed as an alternative for use in many sporting goods and industrial applications.  Aldila was a leader in utilizing large bundle carbon fibers initially purchased from outside vendors, for the manufacture of graphite golf shafts.  In 1998 the Company completed construction of a 50,000 square foot carbon fiber manufacturing facility in Evanston, Wyoming, which subsequently became CFT.  CFT produces large bundle carbon fiber material from acrylic fiber through a series of stretching, stabilizing and carbonizing sequences in this facility.  Carbon fiber that has more than 24,000 (24K) filaments is considered to be large tow carbon fiber.  During 2004, CFT began producing a smaller tow (24K), which yields better properties and can be used in more applications.  CFT now produces two different tow sizes of carbon fibers.  These materials are now significant raw materials used in the Company’s prepreg manufacturing operation to support the manufacture of graphite golf shafts, although the Company still procures certain types of fibers from outside vendors for the manufacture of golf shafts.  The Company believes it can purchase the type of fibers produced by CFT from at least two outside sources.

CFT purchased substantially all of its raw acrylic fibers for the carbon fiber operation from one supplier for the years 2000 through 2005.  Previous to 2000, the Company purchased raw acrylic fibers from another supplier who in May 2005, filed bankruptcy and announced its intention to cease producing acrylic fibers, which left CFT in a true sole source position.  It was announced on October 28, 2005 that the precursor production assets of the CFT’s former supplier were sold to a third party whose intention is to continue the production of precursor for sale to unrelated parties.  There is no certainty that the new owner of these assets will be successful.  CFT will continue to pursue alternate sources of supply for this material.  However, if the current supplier is unable to deliver and CFT cannot find a new supplier, it could have a material adverse effect on the Company’s business.

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

Competition

Aldila operates in a highly competitive environment in both the United States and international markets for the sale of its graphite golf club shafts.  The Company believes that it competes on the basis of its ability to provide a broad range of high quality, performance graphite shafts, its ability to deliver customized products in large quantities and on a timely basis to its customers, the acceptance of graphite shafts in general, and Aldila shafts in particular, by professional and other golfers, whose preferences are to some extent subjective, and, finally, price.  Until recently, the United States market for graphite shafts was dominated by a relatively small number of United States based shaft manufacturers which competed predominantly for the business of larger original equipment manufacturers (“OEMs”).  However, the Company now competes against United States and foreign-based shaft manufacturers for the OEM shaft market. This competition has made it more difficult to retain existing customers, attract new customers and has placed increasing pressure on prices for OEM shafts.  The Company believes that it is the largest supplier of graphite shafts to the United States club market, which results from its ability to establish a premium brand image and reputation among golf club companies as a value-added supplier with competitive prices.  Aldila competes against other shaft manufacturers, both graphite and steel, and in the past also against golf club companies that produced their own shafts internally, some of which may have or had greater resources than Aldila.  The Company also faces potential competition from those golf club manufacturers that currently purchase golf shaft components from outside suppliers but that may have, develop or acquire the ability to manufacture all or a portion of its graphite shafts internally.  Should any of the Company’s significant customers decide to meet any of its shaft needs internally, it could have an adverse effect on the Company.  The Company also competes against companies who manufacture one or more of three principal components of the golf club, the grip, the shaft and the club head, and assemble completed golf clubs for delivery to club companies.  Should any of the Company’s significant customers decide to source their golf clubs in this manner where an Aldila shaft is not included, it could have an adverse effect on the Company.  Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries, however, this excess manufacturing capacity has somewhat been mitigated by carbon fiber supply constraints.

The Company also competes for sales of prepreg from its prepreg facility and carbon fiber through its 50% interest in CFT with other producers of prepreg and carbon fibers, many of which have substantially greater research and development, managerial and financial resources than the Company.  Some producers have been producing prepreg and carbon fiber for substantially longer periods of time than the Company has, and represent significant competition to the Company.  The Company’s ability to compete in the sale of prepreg and carbon fiber is dependent to some extent on the Company’s ability to cause manufacturers and consumers of carbon fiber-based products to utilize the types of carbon fiber manufactured by CFT, which is a significant portion of the carbon fiber used in Aldila’s graphite prepreg.  In addition, the ability to purchase fiber from an outside source when required in today’s fiber market, limits the Company’s ability to compete in prepreg sales.

Intellectual Property

Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products.  The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company’s products and intends to continue to protect them to the fullest extent practicable.  As of December 31, 2005 the Company had approximately 59 United States and foreign registered trademarks.

Employees

As of December 31, 2005, Aldila employed 1,253 persons on a full-time basis, including nine in sales and marketing, 23 in research, development and engineering and 1,039 in production. The balance of employees are administrative and support staff.  The number of full-time employees includes 438 persons who are employed in the Company’s Mexico facility and 640 who are employed in the Company’s China facility.  Because of seasonal demands, the Company hires a significant number of temporary employees.  As of December 31, 2005, the Company also employed an additional 21 temporary employees. Aldila considers its employee relations to be good.

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

Backlog

As of December 31, 2005, the Company had a sales backlog of approximately $11.4 million compared to approximately $9.9 million as of December 31, 2004.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and fourth quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

Item 1A.  Risk Factors

Customer Concentration

The Company’s sales have been, and very likely will continue to be, concentrated among a small number of customers.  In 2005, sales to the Company’s top five customers represented approximately 62% of net sales.  Aldila’s principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts.  In 2005, Acushnet Company accounted for 19% of net sales, Ping accounted for 19% of net sales and Callaway Golf accounted for 18% of net sales.  The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of specific clubs manufactured by customers, will have on its future business or operating results.

While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with the industry practice, generally does not have long-term contracts with its customers.  In this regard, Acushnet Company, Ping and Callaway Golf, who collectively represent approximately of 56% of the Company’s net sales in 2005, each purchased from at least two other graphite shaft suppliers.  In the event Acushnet Company, Ping, and Callaway Golf or any other significant customer increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected.  Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer could have a material adverse effect on the Company’s business and operating results.  In addition, sales by the Company’s major customers are likely to vary dramatically from time to time due to fluctuating public demand for golf equipment generally and for their specific products.

Competition

Aldila operates in a highly competitive environment for golf equipment sales.  The Company believes that it competes principally on the basis of its ability to provide a broad range of high quality, performance graphite shafts, its ability to deliver customized products in large quantities and on a timely basis, the acceptance of graphite shafts in general, and Aldila shafts in particular, by professionals and other golfers, whose preferences are to some extent subjective, and finally, price.

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

New Product Introduction

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

Reliance on Offshore Manufacturing Facilities

 The Company operates manufacturing facilities in Tijuana, Mexico and Zhuhai, People’s Republic of China.  The Company pays certain expenses of these facilities in Mexican pesos and Chinese renminbis, respectively, which are subject to fluctuations in currency value and exchange rates.  The facility in Tijuana, Mexico operates pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments.  Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico.  The Company also operates in the People’s Republic of China in a special economic zone, which affords special advantages to companies with regards to income taxes, import and export duties and value added taxes.  There can be no assurance that the governments of Mexico or the People’s Republic of China will continue the programs currently in place or that the Company will continue to be able to benefit from these programs.  The loss of these benefits could have an adverse effect on the Company’s business.  The Company is also subject to other customary risks of doing business outside the United States, including political instability, other import/export regulations and cultural differences.

Raw Material Cost/Availability

The Company’s gross profit margins, in part, are dependent on the price paid for carbon fiber purchased from outside vendors, and more substantially starting in the latter part of 1998, the cost of production of carbon fiber at the Evanston, Wyoming facility, CFT, including the price paid for the acrylic fiber used for the manufacture of carbon fiber and the other costs associated with the operation of the carbon fiber plant.

The Company experienced an increase in carbon fiber prices in 1996 and 1997 due to the growth experienced in the use of carbon fiber coupled with relatively little excess capacity.  The prices paid by the Company for carbon fiber leveled in 1998 and decreased during 1999 through 2002, due to excess capacity in the carbon fiber manufacturing industry.  However, that trend reversed itself in the later part of 2003.  The Company experienced carbon fiber price increases in certain grades of carbon fiber prices during the later part of 2003 and through 2005.  Management is not able to predict the timing or extent of any future price changes for carbon fiber; however, the Company could be negatively impacted if carbon fiber prices continue to increase and the Company is not able to pass along these increases to its customers due to competition.

The Company also has relationships with other outside vendors for its additional carbon fiber needs through 2005 and beyond.  Depending on market conditions prevailing at the time and extent to which production at CFT meets expectations, the Company may face difficulties in obtaining adequate supplies of carbon fiber from external sources to provide for any carbon fiber needs not met internally.  If it appears that CFT is not likely to satisfy a significant portion of the Company’s needs or if it appears that there will not be adequate availability in the market, the Company may not have made arrangements in advance for the purchase of material amounts of carbon fiber from alternative sources.

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

Joint Venture Operating Carbon Fiber Facility

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

Reliance on Carbon Fiber Manufacturing Facility

Until recently, during the period in which the Company or the joint venture has operated the Evanston, Wyoming facility, the market for carbon fiber products has been soft, which has limited the Company’s ability to take full advantage of the opportunity offered by the vertical integration of its carbon fiber raw material usage in graphite golf shafts.  If the facility does not produce high quality fiber at the anticipated volumes, either because of production shortfalls or limited demand for the facility’s carbon fiber, the per pound cost of the fiber produced will likely be higher due to the substantial fixed costs involved in operating a carbon fiber production facility.  In addition, if the facility is not capable of producing carbon fiber at sufficient volumes to satisfy the demands of both venture partners, the Company would be required to purchase additional fiber from third party suppliers, which may not be available in sufficient quantities to satisfy its demands and could result in higher marginal costs to the Company than fiber acquired from the joint venture.  In addition, if CFT is unable to obtain precursor, the significant raw material consumed in the carbon fiber manufacturing process, it could have a material adverse effect on the Company’s business.

Potential Cash Flow Shortages

The Company has cash, cash equivalents and marketable securities totaling $15.8 million as of December 31, 2005.  Management anticipates that these sources of funds, when combined with cash flow generated from operations, will be sufficient to finance its business operations at least through 2006.  If the Company is not able to generate the expected cash flows from operations, the Company could be adversely affected.

Shaft Manufacturing by Club Companies and One-Stop Shops

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

Utilization of Certain Hazardous Materials

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

Dependence on Discretionary Consumer Spending

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

Reliance on Key Personnel

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

Justice Department Investigation

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal executive offices are located in Poway, California (in the San Diego metropolitan area).  The Company’s golf shafts are manufactured at three separate facilities, one located in Poway, California, one located in Tijuana, Mexico and one in the Zhuhai economic development zone of the People’s Republic of China.  The Company leases a 73,000 square foot facility in Poway, California for shaft manufacturing operations, graphite prepreg production and for its executive offices.  The Mexico facility is also leased and comprises approximately 31,000 square feet.  The China facility is also leased and comprises approximately 88,000 square feet.  The Company also may lease warehousing space when needed.  Currently, the Company leases warehousing space in the United States and in China.  In addition, the Company’s 50% joint venture, CFT, owns 14 acres of land in Evanston, Wyoming on which it operates a 50,000 square foot carbon fiber manufacturing plant.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

COMMON STOCK PERFORMANCE

	2005			2004
	Dividends			Dividends
	Declared	High	Low	Declared	High	Low
First Quarter	$0.05	$18.71	$13.16		$5.92	$3.57

Second Quarter	$1.10	$24.06	$17.52	$0.05	$17.78	$5.75

Third Quarter	$0.15	$27.83	$19.79	$0.05	$13.60	$9.30

Fourth Quarter	$1.15	$25.50	$21.21	$0.05	$15.49	$10.99

All the prices above reflect the Company’s one-for-three reverse stock split, for shareholders of record at the close of business on June 3, 2002.  On March 10, 2006, the closing common stock price was $30.85, and there were approximately 236 common stockholders of record.  The company believes a significant number of beneficial owners also own Aldila stock in “street name.”

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005 (all numbers of securities reflect the Company’s one-for-three reverse stock split on June 3, 2002):

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders – 1994 Stock Incentive Plan	353,311	$11.36	480,561

Equity compensation plans not approved by security holders – 1992 Stock Option Plan (1)	—		20,167
Total	353,311		500,728

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

ALDILA, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	2005	2004	2003	2002	2001
Operating Results (Year ended December 31):

Net sales	$76,978	$52,762	$37,807	$37,462	$39,561
Cost of sales	47,368	34,786	30,586	32,828	33,304
Gross profit	29,610	17,976	7,221	4,634	6,257

Selling, general and administrative	9,741	8,237	6,989	7,334	6,851
Impairment of goodwill	—	—	—	—	41,932
Impairment of trademarks & patents	—	—	—	—	12,963
Amortization of goodwill	—	—	—	—	1,410
Plant consolidation	—	—	—	300	593
Operating income (loss)	19,869	9,739	232	(3,000)	(57,492)

Other expense (income)
Interest expense	—	—	23	94	375
Interest and other (income) expense, net	(586)	(60)	48	62	65
Impairment of investment in joint venture	—	—	2,220	—	—
Equity in earnings of joint venture	(236)	(246)	(150)	(269)	(231)

Income (loss) before income taxes	20,691	10,045	(1,909)	(2,887)	(57,701)
Provision (benefit) for income taxes	7,287	725	(183)	(43)	(6,282)

Net income (loss)	$13,404	$9,320	$(1,726)	$(2,844)	$(51,419)

Net income (loss) per common share-basic:	$2.54	$1.85	$(0.35)	$(0.57)	$(10.10)

Net income (loss) per common share, assuming dilution:	$2.46	$1.77	$(0.35)	$(0.57)	$(10.10)

Selected Operating Results
As a Percentage of Net Sales:

Gross profit	38.5%	34.1%	19.1%	12.4%	15.8%
Selling, general and administrative	12.7%	15.6%	18.5%	19.6%	17.3%
Operating income (loss)	25.8%	18.5%	0.6%	(8.0)%	(145.3)%
Net income (loss)	17.4%	17.7%	(4.6)%	(7.6)%	(130.0)%

Financial Position (at December 31):

Working capital	$28,805	$25,977	$15,181	$13,162	$13,851
Total assets	$48,089	$42,075	$29,013	$31,159	$34,886
Total stockholders’ equity	$38,551	$35,061	$24,446	$26,353	$29,197

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Estimates

We prepared the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return shafts for breakage within a limited time after delivery.  We track such shaft returns, and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns at the time sales are made.  The Company believes that any shafts returned for breakage will be returned within three years of the initial sale of the shaft.  The Company estimates in regards to total actual returns, that 50% will be returned in the first year after sale, 30% in the second year after sale and the remaining 20% in the third year after sale, assuming a mid-year convention.  The Company’s breakage return rate has been between .17% and 1.09% (breakage returns divided by sales dollars) for the past ten years.  The Company has historically utilized a four-year moving average of the breakage return rate to record its estimated liability.  The four-year average utilized in the accrual estimate as of December 31, 2005 is .29%.  The Company’s breakage return rate has declined over the past years.  The highest four-year average over the past ten years has been 1.01%.  If the Company were to use 1.01% in estimating its liability as of December 31, 2005, it would have the effect of increasing the liability by approximately $900,000, which would be recorded in cost of goods sold.  While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.  The Company estimates its allowance for doubtful accounts on a monthly basis, by reviewing all amounts owed to the Company and focusing on those amounts that are greater than 60 days past due.  The Company reviews the customers that have amounts greater than 60 days past due and where appropriate reserves for the receivable amount.  As of December 31, 2005, the Company estimated this amount to be approximately $18,000.  If the Company were to reserve for the total amount greater than 60 days past due, it would increase the allowance by approximately $29,000, which would be recorded in administrative expense.

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

The Company’s reserve methodology consists of the following: reviewing on hand inventories of our top customers and comparing inventories to historical sales trends and anticipated sales forecasts.  A 100% reserve is established for all shafts that are deemed to be obsolete.  Raw materials are reviewed based upon estimated future production and when appropriate, reserves are established.  Shafts that are designated for rework (parts that need additional work) are reviewed and when appropriate reserves are established.  The final analysis is to review inactive inventory, and apply reserves to parts that were not included in the other analyses and have been inactive in the system for a period of twelve months.  The Company’s average reserve percentage compared to gross inventory has been approximately 18% for the past five years.  In the past five years, the highest reserve percentage was approximately 30% and the lowest reserve percentage was approximately 8%.  The Company’s reserve percentage as of December 31, 2005 is 8%.   See the estimated impact below to cost of goods sold, utilizing the different reserve rates above:

(Amounts below in thousands)

	Highest		Average	Lowest
Gross inventory as of 12/31/05	$13,422		$13,422	$13,422
Reserve rate	30	%(a)	18%	8%
Estimated reserve	4,071		2,416	1,035
Recorded Reserve as of 12/31/05	1,035		1,035	1,035
Impact to costs of goods sold	$3,036		$1,381	$—

(a) This was the Company’s highest rate; the second highest rate in the past five years was 22%.

In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure that our forecasts of future product demands are reasonable, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. The Company has reduced its gross inventories by 9% from December 31, 2001 through December 31, 2005.  In addition, the Company has reduced its gross work-in-process and gross finished goods inventory collectively by approximately 52% since 2001.  This is the major contributing factor to the decrease of the Company’s reserves in the past few years.  Part of the 52% decrease is attributed to the disposal of a significant amount of fully reserved inventories over the past two years.  This has had the effect of reducing the Company’s reserve percentage against gross inventories.  As such, the Company’s related inventory reserves have decreased over that same period.  As the Company continues to try and reduce its carrying levels of its work-in-process and finished goods inventory, it should have the effect of further reducing the amount of its inventory reserves.

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

The graphite shaft market consists of customized OEM production shafts, both premium and value and branded and co-branded shafts.  The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the customized OEM production shafts sold to club manufacturers.  The Company introduced the Aldila NVTM in 2003, featuring the Company’s exclusive Micro Laminate Technology™.  The NVTM has had numerous Tour victories, and was in the winner’s bag for the 2003 British Open, the 2005 U.S. Open and is currently the number one shaft model on Tour.  The Company continues to develop other premium branded custom shafts and introduced NV™ line extensions in 2004, including the NVS, NV ProtoPype™, NV™ Extreme and the NV™ Hybrid shafts. In 2005, PGA Tour and Nationwide Tour professionals using Aldila NVTM shafted drivers have won more than $23 million in Tour earnings.  In addition, the Company introduced the GamerTM shaft at the end of 2004 and the first part of 2005.  In the spring of 2006, Aldila will begin shipments of our two newest shaft offerings – the NV ProtoPypeTM and the VS Proto.  The VS Proto is quickly becoming Aldila’s single most popular shaft model on Tour.  Both are high-end, high performance shafts featuring carbon nanotubes as well as aerospace carbon fibers and Aldila’s exclusive high performance resin system.  In addition, we unveiled the new VS Proto Hybrid shaft for high-end hybrid clubs and a new GamerTM wood shaft and iron shaft to match the GamerTM Hybrid shaft previously introduced.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

The Company continues to maintain a broad customer base in both the OEM production shaft and branded shaft market segments and competes aggressively with both United States and foreign-based shaft manufacturers for OEM production shafts.  However, the Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2005, net sales to Acushnet Company, Ping and Callaway Golf represented 19%, 19% and 18% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2006.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.  Golf club companies regularly introduce new clubs, frequently containing innovations in design.  Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies.  While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do.  The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods when no other club offers a high level of new sales to replace the lost sales.

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s average selling price decreased by 64% from December 31, 1990 through December 31, 2002.  The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts.  Beginning in 2003, the Company was able to achieve higher average selling prices as it enjoyed success in the branded segment of the business.  Beginning in late 2004, the Company began to see its OEM customers choose co-branded shafts in their stock offerings.  The introduction of co-branded shafts and the continued success in the branded segment has had the affect of increasing the Company’s average selling prices over the last few years.  The Company’s average selling price increased by approximately 36% during the quarter ended December 31, 2005 and has increased by approximately 33% for the year ended December 31, 2005 as compared to the comparable periods in 2004.  The Company believes that its average selling price will further increase if it continues to be successful in the branded and co-branded segments of the golf shaft market.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

  The Company’s response to the pricing pressure it faced during the 1990’s, and continues to face in the OEM production shaft segment, has been to vertically integrate, reduce its cost structure and to focus on continued penetration of the branded and co-branded shaft segments.  The vertical integration began in 1994 when the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, CA.  The Company uses most of its production of prepreg internally, with the remainder sold to other fabricators of products manufactured from composite materials.  Sales of prepreg as a percentage of net revenues were 9.6% and 8.4% for the years ended December 31, 2005 and 2004.  The Company previously announced that it intends to purchase a second resin filmer, which the Company anticipates will be installed and operational in the first quarter of 2006.  The addition of a second resin filmer will provide additional supply of resin film, which is one of the key raw materials in the production of prepreg.  The increase in resin film capacity will enable the Company to add additional capacity to the Company’s prepreg composite manufacturing operations as well as provide increase capacity for film products.  In addition, it will provide capacity protection should the Company encounter problems with its other resin filmer.  The Company also has placed on order its sixth prepreg tape line, which will enable it to support anticipated growth for shaft and prepreg sales.

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

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture owners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain profitable competitive prices for its products.  Although selling prices of carbon fiber had been depressed for the 1998 through mid 2003 period based on a surplus of supply in the market for carbon fiber, the Company began to see increases in carbon fiber prices and a constriction of supply of all types of carbon fiber, which are not manufactured at CFT in the second half of 2003.  If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse affect on the Company’s business.  The Company does not expect third party sales at CFT to have a significant effect on either its sales or profitability.

Over the past several years, CFT has purchased its carbon fiber raw material known as precursor (an acrylic fiber) from a single source.  During that time period it had considered its previous supplier a viable backup material source.  In May 2005, CFT’s previous supplier filed bankruptcy and announced its intention to cease producing acrylic fibers, which left CFT in a true sole source position.  It was announced on October 28, 2005 that the precursor production assets of CFT’s previous supplier were sold to a third party whose intention is to continue the production of precursor for sale to unrelated parties.  There is no certainty that the new owner of these assets will be successful.  CFT is pursuing alternate sources of supply for this raw material. However, if the current supplier is unable to deliver and CFT cannot find a new supplier, it could have an adverse effect on the Company’s business.

Until recently, the Company believed that the cost saving benefits of its efforts to vertically integrate through the manufacture of carbon fiber had not benefited the Company in the last several years.  Market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT.  The Company’s gross margins and profitability were adversely affected when the market prices of carbon fiber were low.  In the second half of 2003, the availability of carbon fiber began to tighten and prices began to increase. The shortage of carbon fiber in the world markets today is real and appears to be long term. The Company believes that CFT is now a valuable strategic asset.

In addition to the Company’s efforts to reduce its costs through vertical integration, the Company also reduced its cost structure by shifting more of its shaft production to lower cost labor markets, such as Mexico and China.  In a further effort to reduce costs, the Company consolidated its executive offices with its manufacturing facilities in Poway, California in 2002.

Results of Operations

The following table sets forth the operating results for the years indicated:

	For the years ended December 31,			Period Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Results of Operations
Net Sales	$76,978	$52,762	$37,807	46%	40%
Cost Of Sales	47,368	34,786	30,586	36%	14%
Gross Profit	29,610	17,976	7,221	65%	149%
Gross Margin	38%	34%	19%

Selling, General And Administrative	9,741	8,237	6,989	18%	18%
Operating Income	19,869	9,739	232	104%	4,098%

Other Expense (Income):
Interest Expense	—	—	23	—	100%
Interest and other (income) expense, net	(586)	(60)	48	877%	225%
Impairment Of Investment In Joint Venture	—	—	2,220	—	100%
Equity In Earnings Of Joint Venture	(236)	(246)	(150)	-4%	64%
Income (Loss) Before Income Taxes	20,691	10,045	(1,909)	106%	626%
Provision (Benefit) For Income Taxes	7,287	725	(183)	905%	496%
Net Income (Loss)	$13,404	$9,320	$(1,726)	44%	640%
Net Income (Loss) Per Common Share-Basic	$2.54	$1.85	$(0.35)	37%	629%

Cash Flow Data
Cash provided by operating activities	$12,187	$9,573	$3,997	27%	140%
Cash (used for) provided by investing activities	$3,816	$(5,339)	$(183)	171%	-2,817%

Cash provided by (used for) financing activities	$(11,713)	$378	$(181)	-3,199%	309%

2005 Compared to 2004

Net Sales.  Net sales increased by $24.2 million for 2005 from 2004.  The majority of the increase in sales was attributed to an increase in sales of branded and co-branded golf shafts and to a lesser extent the increase in sales of prepreg material.  Branded golf shaft sales increased 73% in 2005 as compared to 2004, which was mainly attributed to the success of the Company’s NVTM family of shafts.  Co-branded golf shaft sales increased 1,387% in 2005 as compared to 2004.  The increase branded and co-branded sales are mainly attributed to the move of first and second tier club companies to these shafts in their driver, fairway and hybrid club models.  The Company believes these trends will continue as the club companies introduce new models.  The Company believes its success in the branded and co-branded shaft segments will continue for the foreseeable future, however, it does not anticipate it will achieve the same year over year growth rate. Total golf shaft unit sales increased by approximately 13% for 2005 from 2004.  The average selling price of shafts sold increased by approximately 33% for 2005 from 2004, which was attributed to the increased branded and co-branded shaft sales in the product mix.  Prepreg material sales increased by approximately 67% in 2005 from 2004 and represented 9.6% of the Company’s net sales for 2005.  The Company has added a new resin filmer, which the Company believes will be operational in the first quarter of 2006 and plans to add a sixth prepreg line to support its golf and prepreg business.  Hockey sticks sales decreased by 43% in 2005 from 2004 and represented 1.9% of the Company’s net sales for 2005.  The Company’s hockey stick sales were impacted by the NHL players strike.  The Company believes that it will have a better year in 2006; however, the Company does not expect hockey stick sales to be material to the Company’s net sales for 2006.

Gross Profit.  Gross profit increased by approximately $11.6 million for 2005 from 2004.  The Company’s gross profit margin increased to 38% in 2005 from 34% in 2004.  The increase in gross profit was mainly attributed to an increase in sales of the Company’s branded and co-branded products, which typically have higher gross margins than that of the Company’s other products.  In addition, the Company’s gross profit was negatively affected by additional inventory related reserves of approximately $710,000 in 2005, versus an increase of $97,000 in 2004.  The increase in reserves in 2005 and 2004 were offset by the sales of product that were fully reserved for of $147,000 in 2005 and $285,000 in 2004.  The net effect of the inventory reserve adjustments was a decrease in gross profit of $563,000 in 2005 and an increase in gross profit of $186,000 in 2004.

Operating Income (Loss).  Operating income increased by approximately $10.1 million for 2005 from 2004.  The increase was primarily attributed to the increase in gross profit.  The Company’s selling, general and administrative (“SG&A”) expenses increased by approximately $1.5 million in 2005 as compared to 2004.  The increase was primarily attributed to the increased costs associated with being a publicly traded company.  The Company’s corporate costs increased by 130%, with the majority of the increase attributed to Sarbanes-Oxley Section 404 (“SOX”) compliance work, which was being performed with the assistance of outside consultants.  The Company spent approximately $591,000 in 2005 for its SOX compliance efforts. Such compliance costs are ongoing and the Company anticipates spending between $250,000 to $400,000 in 2006 for its SOX compliance efforts.  In addition to the increase in corporate expenses, the Company had higher SG&A costs related to incentive expenses and sales and marketing expenses.  The Company anticipates that it will spend approximately the same amount on advertising and promotion in support of its branded and co-branded product in 2006 that it spent in 2005.  SG&A decreased as a percentage of net sales to 13% in 2005, from 16% in 2004.

Other Expense (Income).  Other Income increased by approximately $526,000 for 2005 from 2004.  The increase was attributed to the interest income the Company realized on its invested cash balances.

Income Taxes.  The Company recorded a provision for income taxes in the amount of $7.3 million in 2005 as compared to approximately $725,000 for 2004.  The Company’s effective tax rate was 35% in 2005 as compared to 7% in 2004.  The difference in the effective tax rates was related to a change in the Company’s valuation allowance during 2004.

At December 31, 2004, the Company had a net deferred tax asset of approximately $2.2 million.  This deferred tax asset represented net operating loss carryforwards, tax credit carryforwards and other basis differences, which give rise to future tax deductions in excess of book deductions.  Realization of these tax benefits is dependent upon the generation of future taxable income. During the fourth quarter of 2002, management determined that based on its then current outlook and existing circumstances that it was not likely that the tax benefits associated with its deferred tax assets would be realized.  Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002.  Based upon the Company’s results in 2004, the Company re-addressed the appropriateness of its valuation allowance and the circumstances that led to the establishment of its valuation allowance.  The Company determined that there had been a change in circumstances, and that its deferred tax assets would be realized in future years and accordingly reduced its valuation allowance against the related deferred tax assets to zero as of December 31, 2004.  The Company anticipates that its effective tax rate will be between 35% and 40% for 2006.

2004 Compared to 2003

Net Sales.  Net sales increased by $15.0 million for 2004 from 2003.  The majority of the increase in sales was attributed to an increase in sales of branded golf shafts and to a lesser extent the increase in sales of prepreg material.  Branded golf shaft sales increased 271% in 2004 as compared to 2003, which was mainly attributed to the success of the Company’s NVTM family of shafts.  Total golf shaft sales increased by approximately 35% for 2004 from 2003.  The average selling price of shafts sold increased by approximately 22% for 2004 from 2003, which was attributed to the increased branded shaft sales.  Prepreg material sales increased by approximately 141% in 2004 from 2003 and represented 8% of the Company’s net sales for 2004.  Hockey sticks sales increased by 13% in 2004 from 2003 and represent 5% of the Company’s net sales for 2004.

Gross Profit.  Gross profit increased by approximately $10.8 million for 2004 from 2003.  The Company’s gross profit margin increased to 34% in 2004 from 19% in 2003.  The increase in gross profit was mainly attributed to an increase in sales of the Company’s branded product, which typically has higher gross margins than that of the Company’s other products.  In addition, the Company’s gross profit was negatively affected by additional inventory related reserves of approximately $97,000 in 2004, versus an increase of $669,000 in 2003.  The increase in reserves in 2004 and 2003 were offset by the sales of product that was fully reserved for of $284,000 in 2004 and $745,000 in 2003.  The net effect of the inventory adjustments was an increase in gross profit of $186,000 in 2004 and $76,000 in 2003.

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

Income Taxes.  The Company recorded a provision for income taxes in the amount of $725,000 in 2004.  The Company’s effective tax rate was 7% in 2004.  At December 31, 2004, the Company had a net deferred tax asset of approximately $2.2 million.  See discussion above regarding the Company’s valuation allowance and the subsequent change in its valuation allowance.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities (“cash”) decreased by approximately $681,000 from 2004.  The majority of the decrease was attributed to dividend payments during the year totaling $13.1 million.  The Company paid $0.45 per share in quarterly dividends during the year and $2.00 per share in special dividends during the year. The Company’s current quarterly dividend per share is $0.15, subject to continued financial success and approval by the Company’s Board of Directors.  In addition, the Company increased its inventory, mainly attributed to raw materials, during the year.  The increase in inventory used approximately $4.1 million in cash during the year.  The uses of cash for dividends and inventory were partially offset by increases in net income of approximately $4.1 million and accounts payable of $2.1 million.  Cash provided by operating activities in 2005 was approximately $12.2 million, compared to approximately $9.6 million in 2004.

The Company used $1.6 million for capital expenditures during 2005, with the majority of it applicable to the tenant improvements placed in service at its manufacturing location and added prepreg manufacturing capacity.  Management anticipates capital expenditures will approximate between $3.0 million and $6.0 million for 2006.  The increase in capital spending will be used to support the Company’s growth in its golf and prepreg businesses.  The Company received distributions from CFT totaling $400,000 in 2005 compared to $1.5 million in 2004.  Future distributions from CFT must be agreed upon by both joint venture partners prior to any distribution being made.

Until 2003, the Company had in place a $12.0 million revolving credit facility from a financial institution, which was secured by substantially all the assets of Aldila Golf and guaranteed by the Company.  The Company terminated the line of credit during 2003 and does not anticipate establishing a new line of credit to support operations.

Off Balance Sheet Arrangements

As of December 31, 2005 and 2004, the Company did not have any Off Balance Sheet Arrangements.

Contractual Obligations

	Payments Due by Period (thousands)
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating leases (a)	$988	$1,660	$967	$457	$4,071
CFT Fixed Costs (b)	1,400	2,800	2,800	—	7,000
Total	$2,388	$4,460	$3,767	$457	$11,071

(a)   We enter into operating leases in the normal course of business.  All lease agreements have fixed payment terms based on the passage of time.  Some lease agreements provide us with the option to renew the lease.  Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(b)   The Company is responsible for 50% of the fixed costs of CFT.  The amounts estimated above are based upon the amount of fixed costs for CFT in 2005.   As the Company is responsible for the fixed costs until CFT is dissolved, the Company has estimated the amount through year 5.  If CFT were to still be in existence past year 5, the Company is still responsible for 50% of their fixed costs.  The Company does not currently have a fixed or minimum quantity of carbon fiber that it is required to purchase from CFT.

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions also identify forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.  These forward-looking statements are based on management’s expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties.  The Company does not undertake any responsibility to update these statements in the future.  The Company’s actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in Item 1 of this Report on Form 10-K and elsewhere in the Company’s filings with the Securities and Exchange Commission.

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

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act).  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control – Integrated Framework.  Based on the assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Peterson & Co., LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting

To the Board of Directors and Stockholders of

Aldila, Inc.

Poway, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Aldila, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Aldila, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Aldila, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, Aldila, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Aldila, Inc., and our report dated March 15, 2006 expressed an unqualified opinion.

PETERSON & CO., LLP

San Diego, California

March 15, 2006

Changes in internal control. There have been no significant changes in internal controls or in factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required as to this Item is incorporated by reference from the section headed “Election of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders for the year ended December 31, 2005, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report (“2006 Proxy Statement”).

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

Item 11. Executive Compensation

The information required as to this Item is incorporated herein by reference from the data under the caption “Executive Compensation” in the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required as to this Item is incorporated herein by reference from the data under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

There is no information required to be submitted by the Company under this Item.

Item 14. Principal Accounting Fees and Services

The information required as to this Item is incorporated herein by reference from the data under the caption “Independent Accountant Fees” in the 2006 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)          Documents included as part of this report:

1.                                       The consolidated financial statements for the Registrant are included in this report.

2.                                       Schedule IIC Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

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

See item (a) 3 above.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,821	$11,531
Marketable securities	—	4,971
Accounts receivable	7,233	5,214
Income taxes receivable	895	1,013
Inventories	12,387	8,292
Deferred tax assets	1,352	1,570
Prepaid expenses and other current assets	625	380
Total current assets	38,313	32,971

PROPERTY, PLANT AND EQUIPMENT	5,570	5,245

INVESTMENT IN JOINT VENTURE	2,895	3,072

DEFERRED TAXES	1,051	634

OTHER ASSETS	260	153
TOTAL ASSETS	$48,089	$42,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,294	$4,213
Accrued expenses	3,214	2,781
Total current liabilities	9,508	6,994

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	30	20
Total liabilities	9,538	7,014

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares;
no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,395,523 shares as of December 31, 2005 and 5,127,310 shares as of December 31, 2004, respectively	54	51
Additional paid-in capital	47,041	43,864
Accumulated deficit	(8,544)	(8,854)
Total stockholders’ equity	38,551	35,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,089	$42,075

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2005	2004	2003

NET SALES	$76,978	$52,762	$37,807
COST OF SALES	47,368	34,786	30,586
Gross profit	29,610	17,976	7,221

SELLING, GENERAL AND ADMINISTRATIVE	9,741	8,237	6,989
Operating income	19,869	9,739	232

OTHER EXPENSE (INCOME):
Interest expense	—	—	23
Interest and other (income) expense, net	(586)	(60)	48
Impairment of investment in joint venture	—	—	2,220
Equity in earnings of joint venture	(236)	(246)	(150)

INCOME (LOSS) BEFORE INCOME TAXES	20,691	10,045	(1,909)
PROVISION (BENEFIT) FOR INCOME TAXES	7,287	725	(183)

NET INCOME (LOSS)	$13,404	$9,320	$(1,726)

NET INCOME (LOSS) PER COMMON SHARE-BASIC	$2.54	$1.85	$(0.35)

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION	$2.46	$1.77	$(0.35)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,273	5,027	4,934

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,457	5,255	4,934

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance at January 1, 2003	4,948	$49	$41,983	$(15,679)	$26,353

Repurchases of common stock	(63)	(1)	(180)	—	(181)

Net loss	—	—	—	(1,726)	(1,726)

Balance at December 31, 2003	4,885	48	41,803	(17,405)	24,446

Repurchases of common stock	(55)	—	(295)	—	(295)

Common stock issued upon stock option exercises, including income tax benefits of $917	297	3	2,356	—	2,359

Dividend payments	—	—	—	(769)	(769)

Net income	—	—	—	9,320	9,320

Balance at December 31, 2004	5,127	51	43,864	(8,854)	35,061

Common stock issued upon stock option exercises, including income tax benefits of $1,799	268	3	3,177	—	3,180

Dividend payments	—	—	—	(13,094)	(13,094)

Net income	—	—	—	13,404	13,404

Balance at December 31, 2005	5,395	$54	$47,041	$(8,544)	$38,551

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,404	$9,320	$(1,726)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,275	1,422	1,798
(Gain) loss on disposal of fixed assets	(5)	32	26
Impairment of investment in joint venture	—	—	2,220
Undistributed income of joint venture, net	(223)	(285)	(182)
Tax benefit from exercise of stock options	1,799	917	—
Changes in assets and liabilities:
Accounts receivable	(2,019)	(601)	(220)
Inventories	(4,095)	(514)	760
Deferred tax assets	(199)	(2,204)	—
Prepaid expenses and other assets	(392)	52	70
Accounts payable	2,081	1,146	155
Accrued expenses	433	1,320	(102)
Income taxes receivable/payable	118	(1,013)	1,185
Deferred rent and other long-term liabilities	10	(19)	13
Net cash provided by operating activities	12,187	9,573	3,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,565)	(1,871)	(699)
Proceeds from sales of property, plant and equipment	10	3	16
Investment in marketable securities	—	(4,971)	—
Proceeds from sales of marketable securities	4,971	—	—
Distributions from joint venture	400	1,500	500
Net cash provided by (used for) investing activities	3,816	(5,339)	(183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(295)	(181)
Proceeds from issuance of common stock	1,381	1,442	—
Dividend payments	(13,094)	(769)	—
Net cash (used for) provided by financing activities	(11,713)	378	(181)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,290	4,612	3,633
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,531	6,919	3,286
CASH AND CASH EQUIVALENTS, END OF YEAR	$15,821	$11,531	$6,919

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$23
Income taxes	$5,813	$3,095	$183

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

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Aldila Materials Technology Corporation (“AMTC”), Aldila Golf, and Aldila Golf’s subsidiaries, Aldila de Mexico and Aldila Carbon Fiber Products Company Ltd. All intercompany transactions and balances have been eliminated in consolidation. The Company accounts for its joint venture investment in Carbon Fiber Technology LLC (“CFT”) under the equity method of accounting.

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

Revenue Recognition – The Company recognizes revenues from product sales upon transfer of title to the customer at the time of shipment. The Company also offers discounts to certain customers based on early payment. Sales to these customers are recognized on a gross basis, and sales discounts are recorded at the time the discount is taken by the customer. Recording revenue net of discounts would not have a significant effect on net sales or on the net realizable value of accounts receivable. Sales discounts for the years ended December 31, 2005, 2004 and 2003 were $554,000, $328,000 and $245,000, respectively, representing less than 1% of gross revenues. The Company monitors the significance of these amounts.

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

Accounts Receivable – The Company sells graphite golf club shafts primarily to golf club manufacturers and distributors on credit terms. The Company also sells hockey sticks to one customer and composite prepregs to manufacturers of other composite based products on credit terms. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a periodic review of the current status of outstanding customer balances. Historically, credit losses have been minimal in relation to the credit extended.

Inventories – Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand, all of which are subject to change. If actual charges for obsolescence or unmarketable inventory significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected.

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

Joint Venture – The Company’s 50% investment in CFT is accounted for under the equity method. (See Note 5).

Evaluation of Long-lived Assets – The Company’s policy is to assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely and the carrying amount of the asset exceeds the estimated undiscounted future cash flows. If such evaluation were to indicate a material impairment of these long-lived assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value under Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. (See Note 5).

Warranty Reserve – The Company provides a warranty to its customers for shaft breakage in the normal course of business. The Company accrues for the estimated warranty based on historical experience at time of sale. The estimated warranty is calculated based upon a rolling four-year ratio of breakage returns to sales applied to current year sales. (See Note 6).

Advertising – The Company advertises primarily through print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2005, 2004 and 2003 were $1.2 million, $1.2 million and $1.2 million, respectively.

Research & Development – The Company performs internal research and development efforts. Research and development expense represented less than approximately 1% of net revenues for 2005, 2004 and 2003 and is considered immaterial.

Foreign Currency Translation – The Company’s foreign subsidiaries are a direct and integral component or extension of the parent company’s operation. The daily operations of foreign subsidiaries are dependent on the economic environment of the parent’s currency. In addition, the changes in the foreign subsidiary’s individual assets and liabilities directly affect the cash flow of the parent company. The functional currency of foreign subsidiaries is the US dollar. During the years ended December 31, 2005, 2004 and 2003, net foreign currency transaction gains and losses included in the Company’s Statements of Operations were insignificant.

Common Stock and Earnings Per Share (EPS) – Earnings per share - basic is calculated based upon the weighted average number of shares outstanding during the year, while diluted also gives effect to all potential dilutive common shares outstanding during each year such as options, warrants and contingently issuable shares. Options to purchase 623,712 shares of common stock as of December 31, 2003 at prices ranging from $2.52 to $18.66 per share were not included in the computation of diluted EPS because the effect of such options would be anti-dilutive as they were out-of-the-money options. In addition, options to purchase 88,785 shares of common stock as of December 31, 2003 at prices ranging $1.61 to $1.87 per share, which were in-the-money options, were not included in the computation of diluted EPS because the effect of such options would be anti-dilutive as the Company reported a net loss for 2003.

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

Accounting for Stock Based Compensation – At December 31, 2005, the Company has two stock-based compensation plans, which are described more fully in Note 10. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value (See SFAS 123R below under Recently Issued Accounting Pronouncements). The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. (See Note 8)

Recently Issued Accounting Pronouncements – In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this statement to have a significant impact on its consolidated statement of income or financial condition. The Company will apply SFAS No. 154 in future periods, when applicable.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.   SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005.  The Company plans to adopt SFAS No. 123(R) on January 1, 2006. The Company does not anticipate the adoption of SFAS 123 to have a material impact on its financial statements. (See Note 8.)

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

Reclassifications – Certain reclassifications have been made to prior years’ disclosures to conform to current year classifications

2.              ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consist of the following (in thousands):

	2005	2004

Trade accounts receivable	$7,251	$5,239
Less: allowance for doubtful accounts	(18)	(25)
Accounts receivable	$7,233	$5,214

3.              INVENTORIES

Inventories at December 31 consist of the following (in thousands):

	2005	2004

Raw materials	$8,447	$4,479
Work-in-process	1,279	920
Finished goods	2,661	2,893
Inventories	$12,387	$8,292

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consists of the following (in thousands):

	2005	2004

Machinery and equipment	$15,437	$15,639
Office furniture and equipment	1,655	1,615
Leasehold improvements	8,881	8,635
Property and equipment not yet in service	954	253
	26,927	26,142
Less: accumulated depreciation and amortization	(21,357)	(20,897)
Property, plant and equipment	$5,570	$5,245

Depreciation and amortization expense were $1.3 million, $1.4 million and $1.8 million in 2005, 2004 and 2003, respectively.

5.             INVESTMENT IN JOINT VENTURE

The Company and SGL Carbon and Composites, Inc. (“SGL”) each own 50% of CFT in a joint venture to produce carbon fiber. CFT, which was previously a wholly owned subsidiary of AMTC, was formed on October 29, 1999. AMTC contributed net assets with a book value of approximately $13.3 million. SGL purchased a 50% interest in AMTC’s carbon fiber manufacturing operations for approximately $7.0 million in cash, which resulted in a gain of approximately $334,000. The Amended and Restated Limited Liability Company Agreement provides that CFT is to continue until December 31, 2099 unless it is dissolved earlier, its affairs are wound up and final liquidating distributions are made pursuant to the agreement.

The Company’s 50% investment in CFT is accounted for under the equity method. Based on the member’s respective ownership interest in the joint venture, profits and losses are allocated equally to each member. Each partner is responsible for 50% of the fixed costs of the facility regardless on the amount of fiber that is purchased from the joint venture. In 2005, CFT’s sales to the Company and its partner were $4.8 million and $6.2 million, respectively. The amount of consolidated retained earnings of the Company represented by undistributed earnings of CFT was an accumulated deficit of approximately $4.3 million as of December 31, 2005. The Company’s equity in earnings from the joint venture for the years ended December 31, 2005, 2004 and 2003 was approximately $236,000, $246,000 and $150,000, respectively. The Company’s investment includes the unamortized excess of the Company’s original investment over its equity in the joint venture net assets. The excess was approximately $45,000 and $64,000 at December 31, 2005 and 2004, respectively, and is being amortized on a straight-line basis over an initial estimated economic useful life of approximately 101 months.

The Company and its joint venture partner entered into a non-binding letter of interest on September 17, 2003 to sell selected assets, substantially all of the manufacturing equipment, building, land and raw materials (substantially all the total operating assets) of CFT to an independent third party. On February 11, 2004, the Company and its joint venture partner entered into a non-binding letter of intent with that same party based on the prevailing circumstances preceding such letter and consequent assessments made during that relevant period. The letter of intent included an implied fair value of the proposed transaction and the Company was willing, at that time, to sell its 50% of CFT based on the implied fair value within the letter of intent. In consideration of the valuation determined during negotiations, the Company believed that impairment had occurred. Consequently it was appropriately assessed that the previous carrying amount of its investment in CFT as of December 31, 2003 was not recoverable. As such the Company judged that in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) it was appropriate to record an impairment charge against the recorded value of its investment in CFT as of December 31, 2003 and such impairment charge was recorded in the fourth quarter of 2003. The three parties continued to negotiate the terms of the proposed transaction for an extended period thereafter and were subsequently unable to reach an agreement on the transaction, which along with prevailing market conditions at the time, continued to support the Company’s view as to the valuation of the asset in question and the appropriateness of the impairment charge recorded.

The Company disclosed in its June 30, 2004 Form 10-Q that the negotiations regarding the sale of the selected assets failed. The Company now believes that the fair value of CFT as of December 31, 2005 is currently greater than its carrying value. The increase in fair value is attributed to the change of market conditions of the carbon fiber industry during 2004 and 2005. Carbon fiber prices increased throughout 2004 and 2005, and supply has continued to tighten. The Company currently believes that this trend will continue into the foreseeable future. The Company will continue to assess the fair value of its investment in CFT going forward in accordance with SFAS 144.

6.     ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following (in thousands):

	2005	2004

Payroll and employee benefits	$2,653	$2,280
Warranty reserve [1]	180	176
Marketing and promotional expense	—	225
Legal and professional fees	67	25
Other	314	75
Accrued expenses	$3,214	$2,781

[1] Warranty Reserve	2005	2004
Beginning Balance	$176	$184
Settlement of Warranty	(106)	(77)
Adjustments to Warranty	110	69
Ending Balance	$180	$176

7.     STOCKHOLDERS’ EQUITY

The Company announced on January 17, 2001 that its Board of Directors authorized the repurchase of up to 333,333 shares of the Company’s common stock (or up to 6.5% of the 5,154,068 shares then issued and outstanding). The Company repurchased 206,267 shares on the open market, at an approximate cost of $3.63 per share during 2001. The Company announced on January 22, 2002 an increase in the number of shares authorized for purchase in its current share buyback program from 333,333 to 666,667 shares of the Company’s common stock. On June 27, 2003, the Company announced a stock buyback program under which shares of the Company’s common stock could be repurchased up to a total of $1.5 million. The Company repurchased 62,499 shares on the open market  during 2003, costing an approximate $181,000. The Company repurchased 54,989 shares on the open market during 2004, costing an approximate $295,000. The Company did not repurchase any shares during 2005. All shares that have been repurchased under the Company’s stock buyback programs have been retired.

8.              ACCOUNTING FOR STOCK BASED COMPENSATION

At December 31, 2005, the Company has two stock-based compensation plans, which are described more fully in Note 10. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value (See SFAS 123R under Recently Issued Accounting Pronouncements). The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company’s stock option awards been determined based upon the fair value at the grant date for awards from 2001 through 2005 and recognized on a straight-line basis over the related vesting period, in accordance with the provisions of SFAS No. 123, the Company’s net income and earnings per share for 2005 and 2004 would have been decreased and the net loss and loss per share for 2003 would have been increased to the pro forma amounts indicated below:

	2005	2004	2003
Net income (loss) as reported	$13,404	$9,320	$(1,726)

Add back:
Option charge from accelerated vesting of options	19

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,378)	(202)	(208)
Pro forma net income (loss)	$12,045	$9,118	$(1,934)

Earnings (loss) per share:
Basic – as reported	$2.54	$1.85	$(0.35)
Basic – pro forma	$2.28	$1.81	$(0.39)

Diluted – as reported	$2.46	$1.77	$(0.35)
Diluted – pro forma	$2.21	$1.74	$(0.39)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.   The provisions of SFAS No. 123(R) are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will be adopting the provisions of SFAS No. 123(R) in the first quarter of 2006. SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. SFAS No. 123(R) requires the fair value of all share based payment transactions to be recognized in the financial statements. As a result, upon adoption of SFAS No. 123(R) the Company will be required to recognize compensation expense for the fair value of employee stock options and employee stock purchase grants over the applicable vesting period. The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial position or cash flows, but the Company anticipates that the adoption of SFAS No. 123(R) will negatively impact our results of operations for fiscal 2006, due to non-cash compensation expense that will be recorded in connection with vesting of existing employee options and new options, if any, during the period.

On December 19, 2005 the Compensation Committee of the Company’s Board of Directors approved a plan to accelerate the vesting of approximately 150,000 stock options granted to employees in 2004 and 2005, including options held by executive officers of the Company. The Board took this action with the belief that it was in the best interests of the stockholders, as it will reduce the Company’s reported compensation expense associated with those options in future periods compared to the expense that otherwise would have been recorded in connection with the implementation of SFAS No. 123(R) during 2006. During the fourth quarter of 2005, the Company recorded a pre-tax charge of approximately $19,000 as compensation expense related to the option vesting acceleration.

9. INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in thousands):

	2005	2004	2003
Current:
Federal	$6,273	$2,256	$(211)
State	1,101	455	(58)
Foreign	114	217	86
Total	7,487	2,928	(183)
Deferred:
Federal	202	2,352	(57)
State	(2)	(149)	57
Total	200	2,203	—
Provision (benefit) for income taxes	$7,287	$725	$(183)

Net deferred income taxes included in current assets in the balance sheet at December 31, consist of the tax effects of temporary differences related to the following (in thousands):

	2005	2004
Inventories	$943	$914
Accrued expenses	258	760
Allowance for doubtful accounts	7	10
Deferred expenses (capital losses)	4	4
Prepaid expenses	—	(86)
State income taxes	140	(32)
Deferred tax assets – current	$1,352	$1,570

Net deferred income taxes included in long-term assets in the balance sheet at December 31 consist of the tax effects of temporary differences related to the following (in thousands):

	2005	2004
Property and equipment	$543	$312
Basis in joint venture (CFT)	(418)	(586)
CFT impairment charge	904	882
Other	22	26
Deferred tax assets (liabilities) – long term	$1,051	$634

Total reconciliation of the deferred tax assets and liabilities are below.

	2005	2004
Deferred tax assets – current	$1,352	$1,570
Deferred tax assets (liabilities) – long term	1,051	634
Total net deferred tax asset before valuation allowance	2,403	2,204
Valuation allowance
Total deferred tax asset	$2,403	$2,204

During the fourth quarter of 2002, management determined that based on its then current outlook and existing circumstances that it was not likely that the tax benefits associated with its deferred tax assets would be realized. Accordingly, the Company placed a full valuation allowance against its net deferred tax asset as of December 31, 2002 in accordance with SFAS 109.

During the year ended December 31, 2004, the Company addressed the appropriateness of its valuation allowance and the circumstances that led to the establishment of its valuation allowance in accordance with SFAS 109. The Company believed there had been a change in circumstances, and that its deferred tax assets would be realized in future years and accordingly reduced its valuation allowance against the related deferred tax assets to zero as of December 31, 2004. The recorded amount of the valuation allowance as of December 31, 2003 was $2.5 million, which was reduced to zero during 2004. Differences between the statutory federal income tax rate and the effective tax rate as a percentage of income taxes are summarized below.

	2005	2004	2003
Statutory rate	35.0%	34.0%	(34.0)%
State income taxes, net of Federal tax benefit	3.5	4.0	(4.0)
Valuation allowance	—	(26.9)	44.7
Revision of prior years’ tax estimates	—	—	(10.3)
Foreign earnings taxed at different rates	(2.3)	(4.0)	(4.5)
Other items	(1.0)	.1	(1.5)
Effective rate	35.2%	7.2%	(9.6)%

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

The pro forma compensation costs presented in Note 8 were determined using the weighted average fair values of options granted under the Company’s stock option plans during 2005, 2004 and 2003, which were estimated at $11.28, $5.06 and $1.41, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	2%	1%	—%
Volatility	55%	59%	49%
Risk free rate of return	4.1%	3.5%	2.7%
Expected life	5 years	5 years	5 years

The estimated fair value of options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value amounts could be significantly different. A summary of the Company’s fixed stock option plans as of December 31, 2005, 2004 and 2003 and activity during the years then ended is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	485,338	$5.86	712,497	$5.21	729,189	$5.79
Granted	91,571	$25.80	132,494	$11.37	90,440	$3.03
Exercises	(218,213)	$5.21	(299,025)	4.82
Terminated	(5,385)	$9.09	(60,628)	$15.20	(107,132)	$7.30
Outstanding at December 31	353,311	$11.36	485,338	$5.86	712,497	$5.21

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price

$ 1.61 - $3.29	123,721	7.5	$2.51	93,572	$2.35
$ 4.14 - $5.34	39,659	5.5	$4.71	39,659	$4.71
$ 11.47 - $26.25	189,931	9.1	$18.56	164,078	$18.53
$ 1.61 - $26.25	353,311	8.1	$11.39	297,309	$11.59

As of December 31, 2005, 2004 and 2003, 297,309, 261,853 and 503,420 shares were exercisable under the Plans at a weighted average exercise price of $11.59, $4.20 and $6.08 per share, respectively. As of December 31, 2005, an aggregate of 500,728 shares remain available for grant under the Plans.

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

11. EMPLOYEE BENEFIT PLAN

In 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the “Plan”) for employees of the Company and its subsidiaries. This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company matches the first 4% of wages contributed by employees at a rate of $0.25 for every $1.00. The Company’s matching contributions vest over four years based on years of service. The Company’s contributions amounted to approximately $58,000, $48,000 and $48,000 in 2005, 2004 and 2003, respectively.

12. COMMITMENTS AND CONTINGENCIES

The Company leases building space and certain equipment under operating leases. The Company’s leases for office and manufacturing space contain rental escalation clauses and renewal options. Rental expense for the Company was $1.0 million, $900,000 and $900,000 for 2005, 2004 and 2003, respectively. As of December 31, 2005, future minimum lease payments for all operating leases are as follows (in thousands):

2006	$988
2007	826
2008	834
2009	788
2010	179
Thereafter	456
$4,071

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

The Company markets its products domestically and internationally, with its principal international market being Europe. The table below contains information about the geographical areas in which the Company operates. Revenues are attributed to countries based on location in which the sale is settled. Long-lived assets are based on the country of domicile. Sales to a major customer represented 19%, 22%, and 27% of net sales in 2005, 2004, and 2003, respectively. Sales to a second customer represented 18%, 17% and 21% of net sales in 2005, 2004 and 2003, respectively. Sales to a third customer represented 19%, 9% and 10% of net sales in 2005, 2004 and 2003, respectively.

(in thousands)

2005	Sales	Long-Lived Assets
United States	$59,523	$6,415
England	7,524	—
China	6,908	1,813
Canada	959	—
Australia	800	—
Mexico	—	237
Other Foreign Countries	1,264	—
Total	$76,978	$8,465

2004	Sales	Long-Lived Assets
United States	$43,277	$6,134
Scotland	—	—
England	3,510	—
China	4,356	1,887
Mexico	—	296
Other Foreign Countries	1,619	—
Total	$52,762	$8,317

2003	Sales	Long-Lived Assets
United States	$32,180	$6,794
Scotland	53	—
England	2,855	—
China	1,057	2,013
Mexico	—	256
Other Foreign Countries	1,662	—
Total	$37,462	$9,063

14. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 2005 (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2005:
Net sales	$17,808	$21,821	$19,327	$18,022
Gross profit	7,435	8,118	7,866	6,191
Net income	3,309	3,644	3,761	2,690

Net income per common share-basic	$0.64	$0.70	$0.71	$0.50
Net income per common share-diluted	$0.61	$0.66	$0.68	$0.48

2004:
Net sales	$15,298	$14,260	$10,772	$12,432
Gross profit	6,124	5,979	2,524	3,349
Net income (loss)	2,274	2,173	3,318	1,555

Net income (loss) per common share-basic	$0.47	$0.44	$0.65	$0.30
Net income (loss) per common share-diluted	$0.46	$0.42	$0.62	$0.29

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

15. RELATED PARTY TRANSACTIONS

The dollar amount of transactions with related parties, primarily attributed to purchases of carbon fiber from CFT, was approximately $4.8, $4.7 and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amounts owed to CFT as of December 31, 2005 and 2004 were approximately $255,000 and $414,000, respectively.

ALDILA INC. AND SUBSIDIARIES

SCHEDULE IIC VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005, 2004 and 2003

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2003
Allowance for uncollectible accounts	$22,336	$45,000	$(33,260)	$34,076
Inventory reserves	$3,716,870	$669,368	$(2,378,908)	$2,007,330
Warranty reserve	$345,000	$(51,000)	$(110,000)	$184,000

Year ended December 31, 2004
Allowance for uncollectible accounts	$34,076	$59,878	$(69,137)	$24,817
Inventory reserves	$2,007,330	$97,288	$(1,143,143)	$961,475
Warranty reserve	$184,000	$69,000	$(77,000)	$176,000

Year ended December 31, 2005
Allowance for uncollectible accounts	$24,817	$1,853	$(8,662)	$18,008
Inventory reserves	$961,475	$710,000	$(636,523)	$1,034,952
Warranty reserve	$176,000	$110,000	$(106,000)	$180,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aldila, Inc.
Poway, California

We have audited the accompanying consolidated balance sheets of Aldila, Inc. as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aldila, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule IIC is presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aldila, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

PETERSON & CO., LLP

San Diego, California
March 15, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALDILA, INC.

By:	/s/ Peter R. Mathewson
Peter R. Mathewson
Chairman of the Board,
Chief Executive Officer

Signature	Title	Date

/s/ Peter R. Mathewson	Chief Executive Officer	March 15, 2006
Peter R. Mathewson	and Director (Principal Executive Officer)

/s/ Robert J. Cierzan	Vice President, Finance	March 15, 2006
Robert J. Cierzan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lloyd I Miller, III	Director	March 15, 2006
Lloyd I. Miller, III

/s/ Thomas A. Brand	Director	March 15, 2006
Thomas A. Brand

/s/ Andrew M. Leitch	Director	March 15, 2006
Andrew Leitch

/s/ Bryant R. Riley	Director	March 15, 2006
Bryant R. Riley

EXHIBIT INDEX

Exhibit Number		Exhibit

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

10.7

First Amendment to Lease Agreement dated as of August 30, 1993, between the Company and T.M. Cobb Company. (Filed as Exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8

Lease Agreement dated as of November 30, 1993, between the Company and T.M. Cobb Company. (Filed as Exhibit 10.15 to the Company’s Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.9	1994 Stock Incentive Plan of the Company, as amended. (Filed as Exhibit A to the Company’s 1997 Proxy Statement dated March 26, 1997 and incorporated herein by reference).

10.10

Form of Stock Option Agreement in connection with the 1994 Stock Incentive Plan. (Filed as Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).

10.11	Lease Agreement dated May 15, 1995 between the Company and Desarrollo Industrial de Tijuana, S.A. de

		C.V.(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference).

	10.12

Member Interest Purchase Agreement dated as of October 20, 1999 among SGL Carbon Fibers and Composites, Inc., SGL Technik GmbH, Aldila Materials Technology Corp. and the Company. (Filed as Exhibit 10.17 to the Company’s Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

*	10.13

Severance Protection Agreement dated March 11, 1999 between the Company and Peter R. Mathewson. (Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

*	10.14

Severance Protection Agreement dated March 11, 1999 between the Company and Robert J. Cierzan. (Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

*	10.15

Severance Protection Agreement dated March 11, 1999 between the Company and Michael J. Rossi. (Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

10.16

1994 Stock Option Plan of the Company, as amended. (Filed as attachment A-1 in the Company’s 2000 Proxy Statement and registered on the Company’s Form S-8 (Registration No. 333-57754) and incorporated herein by reference).

10.17	Aldila, Inc. Audit Committee Charter included as Exhibit A in the Company’s 2001 Proxy dated April 4, 2001 and incorporated herein by reference.

10.18	Aldila, Inc.’s Code of Business Conduct and Ethics adopted on December 31, 2002 (Filed as Exhibit 14.0 in the Company’s Report on Form 10-K for the year ended December 31, 2003)

11.1	Statement re: Computation of Net Income (Loss) per Common Share.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm – Peterson & Co., LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Carbon Fiber Technology, LLC financial statements as of and for the years ended December 31, 2004 and 2003 (filed as Exhibit 99.1 in the Company’s Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

*Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.