Form 10-Q
period 2006-03-31
ALDILA INC
filed 2006-05-09
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Registrant’s website – www.aldila.com

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

Common shares outstanding as of May 5, 2006 was — 5,560,503

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,708	$15,821
Accounts receivable	10,382	7,233
Income taxes receivable	—	895
Inventories	13,849	12,387
Deferred tax assets	1,367	1,352
Prepaid expenses and other current assets	497	625
Total current assets	42,803	38,313

PROPERTY, PLANT AND EQUIPMENT	6,023	5,570

INVESTMENT IN JOINT VENTURE	2,981	2,895

DEFERRED TAXES	1,051	1,051

OTHER NON-CURRENT ASSETS	255	260

TOTAL ASSETS	$53,113	$48,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,079	$6,294
Income taxes payable	1,765	—
Accrued expenses	1,870	3,214
Total current liabilities	8,714	9,508

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	35	30
Total liabilities	8,749	9,538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares;
no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares;
issued and outstanding 5,508,753 shares as of March 31, 2006 and 5,395,523 shares as of December 31, 2005 respectively	55	54
Additional paid-in capital	48,511	47,041
Accumulated deficit	(4,202)	(8,544)
Total stockholders’ equity	44,364	38,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,113	$48,089

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended
	March 31,
	2006	2005

NET SALES	$20,770	$17,808
COST OF SALES	11,102	10,373
Gross profit	9,668	7,435

SELLING, GENERAL AND ADMINISTRATIVE	2,861	2,322
Operating income	6,807	5,113

OTHER (INCOME) EXPENSE:
Other, net	(150)	(72)
Equity in earnings of joint venture	(46)	(68)

INCOME BEFORE INCOME TAXES	7,003	5,253
PROVISION FOR INCOME TAXES	2,661	1,944

NET INCOME	$4,342	$3,309

NET INCOME PER COMMON SHARE	$0.80	$0.64

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$0.78	$0.61

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,408	5,142

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,545	5,437

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three months ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,342	$3,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292	322
Loss on disposal of fixed assets	1	4
Shared-based compensation expense	38	—
Undistributed income of joint venture, net	(86)	(75)
Changes in assets and liabilities:
Accounts receivable	(3,149)	(2,903)
Inventories	(1,462)	(1,954)
Deferred tax assets	(15)	—
Prepaid expenses and other assets	128	(25)
Accounts payable	(1,215)	1,388
Accrued expenses	(1,344)	(1,232)
Income taxes payable/receivable	2,660	1,926
Deferred rent	5	—
Net cash provided by operating activities	195	760

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(741)	(155)
Proceeds from sales of marketable securities	—	2,480
Net cash (used for) provided by investing activities	(741)	2,325

CASH FLOWS FROM FINANCING ACTIVITIES:
Benefit from exercise of stock options	—	225
Proceeds from issuance of common stock	1,433	282
Net cash provided by financing activities	1,433	507

NET INCREASE IN CASH AND CASH EQUIVALENTS	887	3,592
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,821	11,531
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,708	$15,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$15	$17

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.                    Basis of Presentation

The consolidated balance sheet as of March 31, 2006 and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2005 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 consolidated financial statements and notes thereto.

2.                    Inventories

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$9,258	$8,447
Work in process	1,544	1,279
Finished goods	3,047	2,661
Net inventories	$13,849	$12,387

Inventory reserves included in net inventories	$1,444	$1,035

3.               Accrued Expenses

	March 31, 2006	December 31, 2005
Payroll and employee benefits	$1,487	$2,653
Legal and professional fees	15	67
Warranty reserve [see rollforward below]	164	180
Other	204	314
	$1,870	$3,214

[1] Warranty Reserve
Beginning Balance	$180	$176
Settlement of Warranty	(19)	(106)
Adjustments to Warranty	3	110
Ending Balance	$164	$180

4.                    Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Sales	$3,267	$3,004
Cost of sales	3,106	2,866
Gross profit	161	138
Net income	$162	$139

5.                    Accounting for Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123”), using the modified prospective method. In accordance with SFAS No. 123, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

In 1992, the Company adopted a Stock Option Plan for management. The Company has reserved 175,431 shares for issuance under this Plan. Options are granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant. In May of 1994, the stockholders adopted the 1994 Stock Incentive Plan for employees, directors and consultants of the Company. The Company has reserved 1,366,667 shares for issuance under this Plan. Options are granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant. On December 19, 2005 the Compensation Committee of the Company’s Board of Directors approved a plan to accelerate the vesting of approximately 150,000 stock options granted to employees in 2004 and 2005, including options held by executive officers of the Company. The Board took this action with the belief that it was in the best interests of the stockholders, as it will reduce the Company’s reported compensation expense associated with those options in future periods compared to the expense that otherwise would have been recorded in connection with the implementation of SFAS No.123.

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123. The following table summarizes compensation costs related to the Company’s stock-based compensation plans (in thousands):

For the three months
ended March 31, 2006
Cost of sales	$—
Selling, general and administrative	38
Pre-tax stock-based compensation expense	38
Income tax benefit	15
Total stock-based compensation expense	$23

There were no capitalized stock-based compensation costs at March 31, 2006. There were no modifications to stock options awards during 2006. The Company recognizes stock-based compensation expense using the straight line attribution method. The remaining unrecognized compensation cost related to unvested awards at March 31, 2006 is approximately $194,000. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate.

The fair value of stock options at date of grant was estimated using the Black-Scholes model. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option. Expected volatility is based on the historical volatilities of the Company’s common stock. The Company has not granted any options in 2006. Below is the information for the 2005 grants, which were reported in the Company’s consolidated financial statements and notes thereto for the period ended December 31, 2005.

2005
Expected life (years)	5
Risk-free interest rate	4.1%
Expected volatility	55.0%
Expected dividend yield	2.0%

The following table summarizes the stock option transactions during the three months ended March 31, 2006 (amounts in thousands, except per share amounts):

	March 31, 2006
			Weighted
			average
		Weighted	remaining
		average	contractual
		exercise	life
	Shares	price	(in years)
Options outstanding 1/1/2006	353,311	$11.36
Options granted	—
Options exercised	113,230	12.66
Options terminated	—
Options outstanding 3/31/2006	240,081	$10.79	7.8
Options exercisable 3/31/2006	184,079	$10.94	7.8

SFAS No.123 requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flow rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three months ended March 31, 2006 are as follows (in thousands):

Three months ended
March 31, 2006
Proceeds from stock options exercised	$1,433
Tax benefit related to stock options exercised	$744
Intrinsic value of stock options exercised	$1,957

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

For the three months
ended March 31, 2005
Net income as reported	$3,309

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(36)
Pro forma income net income	$3,273

Income per share:
Basic – as reported	$0.64
Basic – pro forma	$0.64

Diluted – as reported	$0.61
Diluted – pro forma	$0.60

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company’s stock option plans. The fair value of the grants were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions. There were no options granted during the first quarter of March 31, 2005. See the 2004 assumptions below:

2004
Expected life (years)	5
Risk-free interest rate	3.5%
Expected volatility	59.0%
Expected dividend yield	1.0%

6.                    Segment Reporting

The Company classifies its business into two segments based on products offered; Composite Products and Composite Materials. The Composite Products segment is primarily comprised of sales of graphite golf shafts and hockey sticks. The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics, film adhesives and the Company’s 50% interest in CFT. The Company reported one segment in its Annual Report filed on Form 10-K for the year ended December 31, 2005. Historically, the Company’s external sales of Composite Materials has not been significant, however it has increased as a percentage of net sales in the last couple of years although never exceeding 10% of consolidated net sales. Composite Materials net sales was 10.2% of consolidated net sales for the quarter ended March 31, 2006, and the Company believes that this trend will continue for the foreseeable future. The Company evaluates performance based on profit or loss from operations. The Company does not evaluate inter-segment sales and has never tracked such sales. The Composite Materials segment produces the majority of its materials for the Composite Products segment.

	Three months ended March 31,2006
	Composite	Composite
	Products	Materials	Total
Segment assets [1]	$2,963	$6,041	$9,004
Revenues from external customers	$18,654	$2,116	$20,770
Operating income	$6,270	$537	$6,807
Income before income taxes	$6,420	$583	$7,003

	Three months ended March 31,2005
	Composite	Composite
	Products	Materials	Total
Segment assets [1]	$3,139	$4,844	$7,983
Revenues from external customers	$16,321	$1,487	$17,808
Operating income	$4,767	$346	$5,113
Income before income taxes	$4,839	$414	$5,253

Notes

[1] The assets for Composite Materials also manufacture products for Composite Products. Composite Materials assets also include the investment in CFT.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2005 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2006, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 76% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs. As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s. The Company has historically considered its operations to be comprised of one business segment, however due to the significance of its external sales of prepreg in the quarter; it now considers its business to be comprised of two operating segments, Composite Products and Composite Materials. Composite Products is comprised of golf shafts, hockey sticks and other composite products. Composite Materials is comprised of external sales of prepreg, fabric, film and other materials.

Composite Products

The Composite Products segment is mainly comprised of graphite golf shafts and to a lesser extent, hockey sticks. The graphite shaft market consists of customize OEM production shafts, both premium and value and Aldila branded and co-branded shafts. The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and distributors. The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the customized OEM production shafts sold to club manufacturers. The Company introduced the Aldila NVTM in 2003, featuring the Company’s exclusive Micro Laminate Technology™. The NVTM has had numerous Tour victories, and was in the winner’s bag for the 2003 British Open, the 2005 U.S. Open and is

currently one of the most popular shaft models on Tour. The Company continues to develop other premium branded custom shafts and introduced NV™ line extensions in 2004, including the NVS™, NV ProtoPype™, NV™ Pink, NV™ Irons and the NV™ Hybrid shafts. In 2005, PGA Tour and Nationwide Tour professionals using Aldila NVTM shafted drivers have won more than $23 million in Tour earnings. In addition, the Company introduced the GamerTM shaft at the end of 2004 and the first part of 2005. Aldila has begun shipping our two newest shaft offerings – the NV ProtoPypeTM and the VS Proto in 2006. The VS Proto is quickly becoming Aldila’s single most popular shaft model on Tour. Both are high-end, high performance shafts featuring carbon nanotubes as well as aerospace carbon fibers and Aldila’s exclusive high performance resin system. In addition, we unveiled the new VS Proto Hybrid shaft for high-end hybrid clubs and a new GamerTM wood shaft and iron shaft to match the GamerTM Hybrid shaft previously introduced. The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

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

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability. The Company’s average selling price decreased by 64% from December 31, 1990 through December 31, 2002. The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts. Beginning in 2003, the Company was able to achieve higher average selling prices as it enjoyed success in the branded segment of the business. Beginning in late 2004, the Company began to see its OEM customers choose co-branded shafts in their stock offerings. The introduction of co-branded shafts and the continued success in the branded segment has had the affect of increasing the Company’s average selling prices over the last few years. The Company’s average selling price increased by approximately 33% for the year ended December 31, 2005 as compared to the comparable period in 2004. The Company’s average selling price increased by approximately 4% for the quarter ended March 31, 2006 as compared to the comparable period in 2005. The Company believes that its average selling price will further increase if it continues to be successful in the branded segment of the golf shaft market. In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

The Company’s response to the pricing pressure it faced during the 1990’s, and continues to face in the OEM production shaft segment, has been to vertically integrate, reduce its cost structure and to focus on continued penetration of the branded and co-branded shaft segments. The vertical integration began in 1994 when the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, CA. See Composite Materials. In addition to the Company’s efforts to reduce its costs through vertical integration, the Company also reduced its cost structure by shifting more of its shaft production to lower cost labor markets, such as Mexico and China. In a further effort to reduce costs, the Company consolidated its executive offices with its manufacturing facilities in Poway, California in 2002.

Composite Materials

The Company began the manufacture of composite materials in 1994. Initially, the prepreg produced was mainly consumed by the Composite Products segment. The Company’s external sales of prepreg and other materials have increased over the past several years. Sales of prepreg as a percentage of net sales was 9.6% for the year ended December 31, 2005. Sales of prepreg as a percentage of net revenues were 10.2% and 8.4% for the periods ended March 31, 2006 and 2005, respectively. In the second half of 2005, the Company purchased a second resin filmer. The addition of a second resin filmer will provide additional supply of resin film, which is one of the key raw materials in the production of prepreg. The increase in resin film capacity will enable the Company to add additional capacity to the Company’s prepreg composite manufacturing operations as well as provide increase capacity for film products. In addition, it will provide capacity protection should the Company encounter problems with its other resin filmer. The Company also has placed on order its sixth prepreg tape line, which will enable it to support anticipated growth for shaft and prepreg sales. The Company anticipates that its sixth prepreg line will be installed during the fourth quarter of this year.

The Company continues to look for opportunities to sell its prepreg and film adhesive products to other fabricators of products manufactured from composite materials. The Company has achieved some success in these areas and management believes that growth opportunities in these areas will continue to exist. Management believes that vertical integration through its prepreg operation has been successful to date and is allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.

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

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture owners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes. If demand is lower than production capacity, CFT also runs the risk of building up excess inventory. Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain profitable competitive prices for its products. Although selling prices of carbon fiber had been depressed for the 1998 through mid 2003 period based on a surplus of supply in the market for carbon fiber, the Company began to see increases in carbon fiber prices and a constriction of supply of all types of carbon fiber, which were not manufactured at CFT in the second half of 2003. If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse affect on the Company’s business. The Company does not expect third party sales at CFT to have a significant effect on either its sales or profitability.

Over the past several years, CFT has purchased its carbon fiber raw material known as precursor (an acrylic fiber) from a single source. During that time period it had considered its previous supplier a viable backup material source. In May 2005, CFT’s previous supplier filed bankruptcy and announced its intention to cease producing acrylic fibers, which left CFT in a true sole source position. It was announced on October 28, 2005 that the precursor production assets of CFT’s previous supplier were sold to a third party and the plant continues to produce precursor for sale to unrelated parties. There is no certainty that the new owner of these assets will be successful. CFT is pursuing alternate sources of supply for this raw material. However, if the current supplier is unable to deliver and CFT cannot find a new supplier, it could have an adverse effect on the Company’s business.

Until recently, the Company believed that the cost saving benefits of its efforts to vertically integrate through the manufacture of carbon fiber had not benefited the Company in the last several years. Market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT. The Company’s gross margins and profitability were adversely affected when the market prices of carbon fiber were low. However, in the second half of 2003, the availability of carbon fiber began to tighten and prices began to increase. The shortage of carbon fiber in the world markets today is real and appears to be long term. The Company believes that CFT is now a valuable strategic asset.

Results of Operations

First Quarter 2006 Compared to First Quarter 2005

Net Sales. Net sales increased $3.0 million, or 17%, to $20.8 million for the first quarter ended March 31, 2006 (the “2006 Period”) from $17.8 million for the first quarter ended March 31, 2005 (the “2005 Period”). The increase in net sales in the 2006 Period from the 2005 Period was primarily attributed to a 14% increase in net sales of Composite Products and to a lesser extent a 42% increase in net sales of Composite Materials. The increase in net sales of Composite Products is mainly attributed to the increased sales of the Company’s branded and co-branded products, which represented approximately 50% of the Company’s consolidated net sales for the 2006 Period. The average price of shafts sold increased approximately 4% in the 2006 Period as compared to the 2005 Period. Net sales of hockey sticks increased by 550% for the 2006 Period as compared to the 2005 Period. The increase in net sales of Composite Materials is attributed to sales of composite prepreg, which increased by approximately 42% in the 2006 Period as compared to the 2005 Period. Composite prepreg sales represent approximately 10% of the Company’s consolidated net sales in the 2006 Period.

Gross Profit. Gross profit increased $2.2 million or 30%, to $9.7 million for the 2006 Period from $7.4 million for the 2005 Period. The increase in gross profit was mainly attributed to the increase in net sales. The Company’s gross profit was negatively impacted by an increase in inventory reserves during the 2006 Period. The increase in inventory reserves were offset by lower material costs during the 2006 Period, which was in inventory as of December 31, 2005. The Company believes that its material costs will increase throughout the year, due to the tight supply of carbon fiber. The Company’s gross profit margin increased to 47% in the 2006 Period as compared to 42% in the 2005 Period. The increase in the gross margin is primarily attributed to the increased sales of the Company’s Composite Products, particularly branded and co-branded shafts, which typically sell at a better gross margin then the Company’s other composite products and composite materials. In addition, the Company realized an increase in shaft units shipped of 7% during the 2006 Period as compared to the 2005 Period. The increase in units shipped has the effect of spreading fixed costs over more units, thereby reducing the per-unit cost of each shaft and providing for a better gross margin.

Operating Income. Operating income increased $1.7 million, or 33%, to $6.8 million for the 2006 Period from $5.1 million for the 2005 Period. The increase in operating income was mainly attributed to the increase in gross profit, which was partially offset by an increase in Selling, General and Administration (“SG&A”) during the 2006 Period. SG&A expense increased by $539,000 in the 2006 Period to $2.9 million from $2.3 million in the 2005 Period. The increase in SG&A was mainly attributed to an increase in incentive expenses, Sarbanes-Oxley 404 compliance expenses, sales expenses and other administrative expenses. The Company’s advertising and marketing expense remained flat for the 2006 Period as compared to the 2005 Period. SG&A increased as a percentage of net sales to 14% for the 2006 Period from 13% in the 2005 Period. The Company anticipates that it will continue to maintain its current level of spending for advertising and marketing in support of its branded products.

Income Before Income Taxes. Income before income taxes increased $1.8 million to $7.0 million for the 2006 Period from income before taxes of $5.3 million for the 2005 Period. The increase was attributed to the increase in operating income.

Provision For Income Taxes. The Company recorded a provision for income taxes of $2.7 million for the 2006 Period, which represents an effective tax rate of 38%. The Company believes its effective tax rate for the year will approximate between 36-38% for the year ended 2006.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) increased to $16.7 million as of March 31, 2006 as compared to $15.8 million as of December 31, 2005. Cash provided by operating activities was $195,000 for the 2006 Period compared to $760,000 in the 2005 Period. The decrease in cash provided by operating activities was attributed to cash used for working capital, which was partially offset by an increase in cash provided by net income. The Company used $741,000 for capital expenditures during the 2006 Period as compared to $155,000 for the 2005 Period. Management anticipates capital expenditures to approximate between $5.0 million and $6.0 million for 2006. The majority of the capital expenditures will be spent in support of the Company’s prepreg manufacturing operations and the construction of a new shaft manufacturing facility in Vietnam. The Company also has an obligation to support one half of CFT’s fixed annual cost. The Company believes that it will have adequate cash resources, including anticipated cash flow to meet its obligations at least through 2006.

The Company did not pay any dividends during the 2006 Period, however, it has paid a $0.15 per share dividend during the second quarter of 2006 and anticipates it will continue to pay dividends at the same rate, subject to approval of the Company’s Board of Directors each quarter. The Company received approximately

$1.4 million in proceeds from the exercise of stock options during the 2006 Period as compared to $282,000 for the 2005 Period.

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

Backlog

As of March 31, 2006, the Company had a sales backlog of approximately $12.3 million compared to approximately $12.2 million as of March 31, 2005. The Company believes that the dollar volume of its current backlog will be shipped over the next three months. Orders can typically be cancelled without penalty up to 30 days prior to shipment. Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

The Company’s Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Risk Factors” in Part I, Item 1A of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K. The forward-looking statements in this 10-Q are particularly subject to the risks that:

•                  we will not maintain or increase our market share at our principal customers;

•                  demand for clubs manufactured by our principal customers will decline, thereby affecting their demand for our shafts;

•                  the market for graphite shafts will continue to be extremely competitive, affecting selling prices and profitability;

•                  our product offerings, including the Aldila NV™ shaft line and product offerings outside the golf industry, will not continue to achieve success with consumers or OEM customers;

•                  our business with Mission Hockey will not grow, or it declines;

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

•                  the Company will not be able to acquire adequate supplies of carbon fiber, other than that being produced at CFT, at reasonable market prices;

•                  acts of terrorism, natural disasters, or disease pandemics interfere with our manufacturing operations or our ability to ship our finished product to meet customer demand.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information that was disclosed in the Company’s Annual Report for the period ended December 31, 2005 filed on Form 10-K.

Item 4.                     Controls and Procedures

(a)               As of the end of the period covered by this report, Aldila management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Aldila required to be included in Aldila’s periodic filings under the Exchange Act.

(b)               There have been no material changes in the Company’s internal controls over financial reporting, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 1A.	Risk Factors
There have been no material changes from risk factors as previously disclosed in the Company’s Form 10K for the year ended December 31, 2005.

Item 2.	Changes in Securities
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

	11.1	Statement re: Computation of Net Income (Loss) per Common Share

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

May 9, 2006	/s/ Robert J. Cierzan
Robert J. Cierzan
Signing both in his capacity as
Vice President, Finance and as Chief Accounting
Officer of the Registrant