Form 10-Q
period 2006-06-30
ALDILA INC
filed 2006-08-09
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Common shares outstanding as of August 4, 2006 was — 5,599,846

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,292	$15,821
Accounts receivable	8,299	7,233
Income taxes receivable	1,960	895
Inventories	15,490	12,387
Deferred tax assets	1,445	1,352
Prepaid expenses and other current assets	556	625
Total current assets	44,042	38,313

PROPERTY, PLANT AND EQUIPMENT	6,951	5,570

INVESTMENT IN JOINT VENTURE	2,889	2,895

DEFERRED TAXES	1,154	1,051

OTHER NON-CURRENT ASSETS	264	260
TOTAL ASSETS	$55,300	$48,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,661	$6,294
Accrued expenses	1,653	3,214
Total current liabilities	7,314	9,508

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	41	30
Total liabilities	7,355	9,538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,599,846 shares as of June 30, 2006 and 5,395,523 shares as of December 31, 2005	56	54
Additional paid-in capital	51,069	47,041
Accumulated deficit	(3,180)	(8,544)
Total stockholders’ equity	47,945	38,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,300	$48,089

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

NET SALES	$17,397	$21,821	$38,167	$39,629
COST OF SALES	11,211	13,703	22,313	24,076
Gross profit	6,186	8,118	15,854	15,553

SELLING, GENERAL AND ADMINISTRATIVE	2,531	2,558	5,392	4,880
Operating income	3,655	5,560	10,462	10,673

OTHER INCOME (EXPENSE):
Other, net	180	167	330	239
Equity in earnings of joint venture	49	56	95	124

INCOME BEFORE INCOME TAXES	3,884	5,783	10,887	11,036
PROVISION FOR INCOME TAXES	1,199	2,139	3,860	4,083

NET INCOME	$2,685	$3,644	$7,027	$6,953

NET INCOME PER COMMON SHARE	$0.48	$0.70	$1.28	$1.34

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$0.47	$0.66	$1.26	$1.28

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,571	5,238	5,490	5,191

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,653	5,483	5,571	5,421

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six months ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,027	$6,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	605	642
Stock-based compensation	82	—
Loss on disposal of fixed assets	1	4
Undistributed income of joint venture, net	(163)	(141)
Changes in assets and liabilities:
Accounts receivable	(1,066)	(3,153)
Inventories	(3,103)	(1,896)
Deferred tax assets	(196)	—
Prepaid expenses and other assets	54	19
Accounts payable	(633)	2,036
Accrued expenses	(1,561)	(644)
Income taxes receivable/payable	(1,065)	1,950
Deferred rent	11	—
Net cash (used for) provided by operating activities	(7)	5,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,976)	(625)
Proceeds from sales of marketable securities	—	4,971
Distribution from joint venture	169	—
Net cash (used for) provided by investing activities	(1,807)	4,346

CASH FLOWS FROM FINANCING ACTIVITIES:
Benefit from exercise of stock options	1,678	225
Proceeds from issuance of common stock	2,270	886
Dividend payments	(1,663)	(6,092)
Net cash provided by (used for) financing activities	2,285	(4,981)

NET INCREASE IN CASH AND CASH EQUIVALENTS	471	5,135
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,821	11,531
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,292	$16,666

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$3,329	$2,133

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.                    Basis of Presentation

The consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2005 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

2.                    Inventories

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$9,970	$8,447
Work in process	1,540	1,279
Finished goods	3,980	2,661
Net inventories	$15,490	$12,387

Inventory reserves included in net inventories	$1,538	$1,035

3.               Accrued Expenses

	June 30, 2006	December 31, 2005
Payroll and employee benefits	$1,260	$2,653
Legal and professional fees	9	67
Warranty reserve [see rollforward below]	162	180
Other	222	314
	$1,653	$3,214

	January 1, 2006 through June 30, 2006	January 1, 2005 through December 31, 2005
Warranty Reserve
Beginning Balance	$180	$176
Settlement of Warranty	(39)	(106)
Adjustments to Warranty	21	110
Ending Balance	$162	$180

4.                    Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture for the three and six month periods ended June 30, 2006 and 2005 is as follows (in thousands):

	Three month period ended June 30,		Six month period ended June 30,
	2006	2005	2006	2005
Sales	$2,970	$3,049	$6,237	$6,053
Cost of sales	2,827	2,884	5,933	5,751
Gross profit	143	165	304	302
Net income	$143	$124	$305	$263

5.                    Accounting for Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

In 1992, the Company adopted a Stock Option Plan for management. The Company has reserved 175,431 shares for issuance under this Plan. Options are granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant. In May of 1994, the stockholders adopted the 1994 Stock Incentive Plan for employees, directors and consultants of the Company. The Company has reserved 1,366,667 shares for issuance under this Plan. Options are granted at the fair market value of the shares at the date of grant, generally become fully vested over three years after grant, and expire ten years from the date of grant. On December 19, 2005 the Compensation Committee of the Company’s Board of Directors approved a plan to accelerate the vesting of approximately 150,000 stock options granted to employees in 2004 and 2005, including options held by executive officers of the Company. The Board took this action with the belief that it was in the best interests of the stockholders, as it will reduce the Company’s reported compensation expense associated with those options in future periods compared to the expense that otherwise would have been recorded in connection with the implementation of SFAS No.123R.

SFAS No.123R requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flow rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three and six month periods ended June 30, 2006 are as follows (in thousands):

	Three month period ended June 30, 2006	Six month period ended June 30, 2006
Proceeds from stock options exercised	$837	$2,270
Tax benefit related to stock options exercised	$934	$1,678
Intrinsic value of stock options exercised	$2,238	$4,247

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The following table summarizes compensation costs related to the Company’s stock-based compensation plans for the three and six month periods ended June 30, 2006 (in thousands):

	Three month period ended June 30, 2006	Six month period ended June 30, 2006
Cost of sales	$—	$—
Selling, general and administrative	44	82
Pre-tax stock-based compensation expense	44	82
Income tax benefit	8	23
Net stock-based compensation expense	$36	$59

If compensation cost for the Company’s stock-based compensation plans had been recognized in the second quarter and first half ended June 30, 2005 under the provisions of FAS No. 123R, the Company’s net income and EPS would have been reduced to the following pro forma amounts:

	Three month period ended June 30, 2005	Six month period ended June 30, 2005
Net income as reported	$3,644	$6,953

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(66)	(133)
Pro forma net income	$3,578	$6,820

Income per share:
Basic – as reported	$0.70	$1.34
Basic – pro forma	$0.68	$1.31

Diluted – as reported	$0.66	$1.28
Diluted – pro forma	$0.65	$1.26

There were no capitalized stock-based compensation costs at June 30, 2006. There were no modifications to stock options awards during 2006. The Company recognizes stock-based compensation expense using the straight line attribution method. The remaining unrecognized compensation cost related to unvested awards at June 30, 2006 is approximately $401,000. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate.

The fair value of stock options at date of grant was estimated using the Black-Scholes model. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option. Expected volatility is based on the historical volatilities of the Company’s common stock. The Company did not grant any options in the first quarter of 2006. Below is the information for the second quarter grants for 2006 and 2005.

	2006	2005
Expected life (years)	6	5
Risk-free interest rate	5.0%	3.8%
Expected volatility	72.3%	54.5%
Expected dividend yield	1.9%	1.5%
Fair value of options granted	$18.84	$10.54

The following table summarizes the stock option transactions during the six month period ended June 30, 2006 (amounts in thousands, except per share amounts):

	June 30, 2006
			Weighted
		Weighted	average
		average	remaining
		exercise	contractual
	Shares	price	life
			(in years)
Options outstanding 1/1/2006	353,311	$11.36
Options granted	13,336	$32.01
Options exercised	204,323	11.11
Options terminated	—
Options outstanding 6/30/2006	162,324	$13.43	8.0
Options exercisable 6/30/2006	108,835	$12.64	7.8

The total intrinsic value of options exercised during the periods ended June 30, 2006 and 2005 was approximately $4.2 and $1.1 million, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six month period ended June 30 2006 is presented below.

Nonvested Shares	Shares (000)	Weighted- Average Grant-Date Fair Value
Nonvested at 1/1/2006	56	$4.81
Granted	13	$32.01
Vested	16	$5.95
Forfeited	—	$—
Nonvested at 6/30/2006	53	$7.97

The total fair value of shares vested during the periods ended June 30, 2006 and 2005 was approximately $94,000 and $64,000, respectively.

6.               Segment Reporting

The Company classifies its business into two segments based on products offered; Composite Products and Composite Materials. The Composite Products segment is primarily comprised of sales of graphite golf shafts and hockey sticks. The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics, film adhesives and the Company’s 50% interest in CFT. The Company reported one segment in its Annual Report filed on Form 10-K for the year ended December 31, 2005. Historically, the Company’s external sales of Composite Materials has not been significant, however it has increased as a percentage of net sales in the last couple of years although never exceeding 10% of consolidated net sales. Composite Materials net sales was 12.3% of consolidated net sales for the six month period ended June 30, 2006, and the Company believes that this trend will continue for the foreseeable future. The Company evaluates performance based on profit or loss from operations. The Company does not evaluate inter-segment sales and has never tracked such sales. The Composite Materials segment produces the majority of its materials for the Composite Products segment.

	Three months ended June 30, 2006
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$14,809	$2,588	$17,397
Operating income	$2,893	$762	$3,655
Income before income taxes	$3,073	$811	$3,884

	Three months ended June 30, 2005
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$19,791	$2,030	$21,821
Operating income	$5,228	$332	$5,560
Income before income taxes	$5,395	$388	$5,783

	Six months ended June 30, 2006
	Composite	Composite
	Products	Materials	Total
Segment assets [1]	$3,471	$6,369	$9,840
Revenues from external customers	$33,463	$4,704	$38,167
Operating income	$9,163	$1,299	$10,462
Income before income taxes	$9,493	$1,394	$10,887

Notes

[1] The assets for Composite Materials also manufacture products for Composite Products. Composite Materials assets also include the investment in CFT.

	Six months ended June 30, 2005
	Composite	Composite
	Products	Materials	Total
Segment assets [1]	$3,383	$5,082	$8,465
Revenues from external customers	$36,112	$3,517	$39,629
Operating income	$9,995	$678	$10,673
Income before income taxes	$10,234	$802	$11,036

Notes

[1] The assets for Composite Materials also manufacture products for Composite Products. Composite Materials assets also include the investment in CFT.

7.                    Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007.  The Company does not believe the adoption of FIN 48 will have a material effect on its financial statements in the future.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2005 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2006, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 75% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs. As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s. The Company has historically considered its operations to be comprised of one business segment. However, due to the significance of its external sales of prepreg in the quarter; it now considers its business to be comprised of two operating segments, Composite Products and Composite Materials. Composite Products is comprised of golf shafts, hockey sticks and other composite products. Composite Materials is comprised of external sales of prepreg, fabric, film and other materials.

Composite Products

The Composite Products segment is mainly comprised of graphite golf shafts and, to a lesser extent, hockey sticks. The graphite shaft market consists of customized OEM production shafts, both premium and value and Aldila branded and co-branded shafts. The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and distributors. The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the customized OEM production shafts sold to club manufacturers. The Company introduced the Aldila NVTM in 2003, featuring the Company’s exclusive Micro Laminate Technology™. The NVTM has had numerous Tour victories, and was in the winner’s bag for the 2003 British Open, the 2005 U.S. Open and is

currently one of the most popular shaft models on Tour. The Company continues to develop other premium branded custom shafts and introduced NV™ line extensions in 2004, including the NVS™, NV ProtoPype™, Pink NV™, NV™ Irons and the NV™ Hybrid shafts. In 2005, PGA Tour and Nationwide Tour professionals using Aldila NVTM shafted drivers have won more than $23 million in Tour earnings. In addition, the Company introduced the GamerTM shaft at the end of 2004 and the first part of 2005. Aldila has begun shipping our newest shaft offering — the VS Proto in 2006. The VS ProtoTM was used by the winner of the 2006 U.S. Open and is quickly becoming Aldila’s single most popular shaft model on Tour. As with the NV ProtoPypeTM, the VS ProtoTM is a high performance shaft featuring carbon nanotubes as well as aerospace carbon fibers and Aldila’s exclusive high performance resin system. In addition, we recently unveiled the new VS ProtoTM Hybrid shaft for high-end hybrid clubs and a new GamerTM wood shaft and iron shaft to match the GamerTM Hybrid shaft previously introduced. The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

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

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability. The Company’s average selling price decreased by 64% from December 31, 1990 through December 31, 2002. The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts. Beginning in 2003, the Company was able to achieve higher average selling prices as it enjoyed increasing success in the branded segment of the business. In late 2004, the Company began to see its OEM customers choose co-branded shafts for their stock offerings. The introduction of co-branded shafts and the continued success in the branded segment has had the effect of increasing the Company’s average selling prices over the last few years. The Company’s average selling price increased by approximately 33% for the year ended December 31, 2005 as compared to the comparable period in 2004. The Company’s average selling price decreased slightly by approximately 1% for the six month period ended June 30, 2006 as compared to the comparable period in 2005. The Company’s average selling price has leveled off. The percentage of the total branded and co-branded shaft revenue to total Composite Products revenue is relatively stable at 53% and 54% for the six month periods ended June 30, 2006 and 2005, respectively. As the Company’s branded and co-branded shafts typically sell at higher selling prices than OEM production shafts, a significant change in product mix in any one period will have the effect of increasing or decreasing the average selling price of shafts sold. In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

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

Composite Materials

The Company began the manufacture of composite materials in 1994. Initially, the prepreg produced was mainly consumed by the Composite Products segment. The Company’s external sales of prepreg and other materials have increased over the past several years. Sales of prepreg as a percentage of net sales was 9.6% for the year ended December 31, 2005.  Sales of prepreg as a percentage of net sales were 12.3% and 8.9% for the six month periods ended June 30, 2006 and 2005, respectively. In the second half of 2005, the Company purchased a second resin filmer. The addition of a second resin filmer provides additional supply of resin film, which is one of the key raw materials in the production of prepreg. The increase in resin film capacity will enable the Company to add additional capacity to the Company’s prepreg composite manufacturing operations as well as provide increased capacity for film products. In addition, it will provide capacity protection should the Company encounter problems with its other resin filmer. The Company also has placed on order its sixth prepreg tape line, which will enable it to support anticipated growth for shaft and prepreg sales. The Company anticipates that its sixth prepreg line will be installed during the fourth quarter of this year.

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

In addition to vertical integration through prepreg, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber in 1998. During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of prepreg used for graphite shaft production. During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products. On October 29, 1999, SGL Carbon Fibers and Composites, Inc. (“SGL”) purchased a 50% interest in the Company’s carbon fiber manufacturing operation.

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

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture owners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes. If demand is lower than production capacity, CFT also runs the risk of building up excess inventory. Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain profitable competitive prices for its products. Although selling prices of carbon fiber had been depressed for the 1998 through mid 2003 period based on a surplus of supply in the market for carbon fiber, the Company began to see increases in carbon fiber prices and a constriction of supply of all types of carbon fiber, which were not manufactured at CFT in the second half of 2003. If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse effect on the Company’s business. The Company does not expect third party sales at CFT to have a significant effect on either the Company’s profitability.

Over the past several years, CFT has purchased its carbon fiber raw material known as precursor (an acrylic fiber) from a single source. During that time period, CFT had considered its previous supplier a viable backup material source. In May 2005, CFT’s previous supplier filed bankruptcy and announced its intention to cease producing acrylic fibers, which left CFT in a true sole source position. It was announced on October 28, 2005 that the precursor production assets of CFT’s previous supplier were sold to a third party and the plant continues to produce precursor for sale to unrelated parties. There is no certainty that the new owner of these assets will be successful. CFT is pursuing alternate sources of supply for this raw material. However, if the current supplier is unable to deliver and CFT cannot find a new supplier, it could have an adverse effect on the Company’s business.

Until recently, the Company believed that the cost saving benefits of its efforts to vertically integrate through the manufacture of carbon fiber had not benefited the Company.  Market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT. The Company’s gross margins and profitability were adversely affected when the market prices of carbon fiber were low. However, in the second half of 2003, the availability of carbon fiber began to tighten and prices began to increase. The shortage of carbon fiber in the world markets today is real and appears to be long term. The Company believes that CFT is now a valuable strategic asset.

Results of Operations

Second Quarter 2006 Compared to Second Quarter 2005

Net Sales. Net sales decreased $4.4 million, or 20%, to $17.4 million for the second quarter ended June 30, 2006 (the “2006 Quarter”) from $21.8 million for the second quarter ended June 30, 2005 (the “2005 Quarter”). The decrease in net sales in the 2006 Quarter from the 2005 Quarter was primarily attributed to a 25% decrease in net sales of Composite Products, which was partially offset by a 27% increase in net sales of Composite Materials. The decrease in net sales of Composite Products is mainly attributed a 21% decrease in unit sales and to a lesser extent a 9% decrease in the average selling price of golf shafts sold in the 2006 Period. Hockey stick net sales increased by 93% for the 2006 Quarter as compared to the 2005 Quarter. The increase in net sales of Composite Materials is attributed to sales of composite prepreg, which increased by approximately 27%

in the 2006 Quarter as compared to the 2005 Quarter. Composite prepreg sales represent approximately 15% of the Company’s consolidated net sales in the 2006 Quarter as compared to 9% in the 2005 Quarter.

Gross Profit. Gross profit decreased $1.9 million, or 24%, to $6.2 million for the 2006 Quarter from $8.1 million for the 2005 Quarter. The decrease in gross profit was mainly attributed to the decrease in net sales. The Company’s gross profit was negatively impacted by an increase in inventory reserves during the 2006 Quarter along with a charge for sales returns for certain non-branded products. The increase in inventory reserves was offset by lower material costs during the 2006 Quarter, included in inventory as of December 31, 2005 and consumed by sales of product in the 2006 Quarter  The Company believes that its material costs will increase throughout the year, due to the tight supply of carbon fiber. The Company’s gross profit margin decreased to 36% in the 2006 Quarter as compared to 37% in the 2005 Quarter. The decrease in the gross margin is primarily attributed to the decreased sales of the Company’s Composite Products, particularly branded and co-branded shafts, which typically sell at a better gross margin then the Company’s other Composite Products and Composite Materials.

Operating Income. Operating income decreased $1.9 million, or 34%, to $3.7 million for the 2006 Quarter from $5.6 million for the 2005 Quarter. The decrease in operating income was mainly attributed to a decrease in gross profit. Selling, general and administrative (“SG&A”) expense remained relatively stable in the 2006 Quarter as compared 2005 Quarter. Although SG&A remained relatively stable, components of SG&A changed in the 2006 Quarter as compared to the 2005 Quarter. There was a decrease in incentive expenses, which was partially offset by increases in advertising and marketing spending and other SG&A during the 2006 Quarter as compared to the 2005 Quarter. SG&A increased as a percentage of net sales to 15% for the 2006 Quarter from 12% in the 2005 Quarter. The Company anticipates that it will continue to maintain its current level of spending for advertising and marketing in support of its branded and co-branded products.

Income Before Income Taxes. Income before income taxes decreased $1.9 million to $3.9 million for the 2006 Quarter from income before taxes of $5.8 million for the 2005 Quarter. The decrease was attributed to the decrease in operating income.

Provision For Income Taxes. The Company recorded a provision for income taxes of $1.2 million for the 2006 Quarter, which represents an effective tax rate of 31% during the period, which was lower than the estimated rate recorded in the first quarter of 2006 of 38%  The Company believes its effective tax rate for the year will approximate between 35% - 38% for the year ended 2006.

Six month period ended June 30, 2006 compared to the six month period ended June 30, 2005

Net Sales. Net sales decreased $1.5 million, or 4%, to $38.2 million for the six month period ended June 30, 2006 (the “2006 Period”) from $39.6 million for the six month period ended June 30, 2005 (the “2005 Period”). The decrease in net sales in the 2006 Period from the 2005 Period was primarily attributed to a 7% decrease in net sales of Composite Products, which was partially offset by a 34% increase in net sales of Composite Materials. The decrease in net sales of Composite Products is mainly attributed a 9% decrease in  branded and co-branded products in the 2006 Period as compared to the 2005 Period. The average selling price of shafts sold remained relatively stable, with a slight decrease of 1%. Hockey stick net sales increased by 217% for the 2006 Period as compared to the 2005 Period. The increase in net sales of Composite Materials is attributed to sales of composite prepreg, which increased by approximately 34% in the 2006 Period as compared to the 2005 Period. Composite prepreg sales represent approximately 12% of the Company’s consolidated net sales in the 2006 Period as compared to 9% in the 2005 Period.

Gross Profit. Gross profit increased by approximately $301,000, or 2%, to $15.9 million for the 2006 Period from $15.6 million for the 2005 Period. The Company’s gross profit was negatively impacted by an increase in inventory reserves during the 2006 Period along with a charge for sales returns for certain non-branded products. The increase in inventory reserves were offset by lower material costs during the 2006 Period, included in inventory as of December 31, 2005 and consumed by sales of product in the 2006 Period. The Company believes that its material costs will increase throughout the year due to the tight supply of carbon fiber. The Company’s gross profit margin increased to 42% in the 2006 Period as compared to 39% in the 2005 Period. The increase in the gross margin is primarily attributed to lower materials costs in the 2006 Period as a result of fiber consumed in sales provided from CFT as compared to the 2005 Period and to a lesser extent lower operational costs and a contribution from gross profit from hockey sales.

Operating Income. Operating income decreased by approximately $211,000, or 2%, to $10.5 million for the 2006 Period from $10.7 million for the 2005 Period. The decrease in operating income was attributed to a 10% increase in SG&A spending in the 2006 Period as compared to the 2005 Period, which was partially offset by an increase in gross profit. SG&A expense increased approximately $512,000 in the 2006 Period as compared 2005 Period. The increase in SG&A was primarily attributed to increases in advertising and marketing spending and administrative expenses, which were partially offset by a decrease in incentive expenses. SG&A increased as a percentage of net sales to 14% for the 2006 Period from 12% in the 2005 Period. The Company anticipates that it will continue to maintain its current level of spending for advertising and marketing in support of its branded and co-branded products.

Income Before Income Taxes. Income before income taxes decreased by approximately $149,000 to $10.9 million for the 2006 Period from income before taxes of $11.0 million for the 2005 Period. The decrease was attributed to the decrease in operating income.

Provision For Income Taxes. The Company recorded a provision for income taxes of $3.9 million for the 2006 Period, which represents an effective tax rate of 35% during the period. The Company believes its effective tax rate for the year will approximate between 35% - 38% for the year ended 2006.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) increased to $16.3 million as of June 30, 2006 as compared to $15.8 million as of December 31, 2005. Cash used for operating activities was $7,000 for the 2006 Period compared to cash provided by operating activities of $5.8 million in the 2005 Period. The decrease in cash provided by operating activities was attributed to cash used for working capital. The increase in working capital is primarily related to an increase in inventory of $3.1 million. The Company continuously monitors its inventory levels and believes that its inventory is properly valued. In addition to the increase in inventory, the Company had a decrease in accrued expenses of $1.6 million, which was primarily attributed to a $1.4 million decrease in payroll and employee benefits. The decrease in payroll and employee benefits, was related the payout of incentive bonuses during the 2006 Period, that related to 2005, and a reduction in incentive expenses accrued in the 2006 Period as compared to the 2005 Period. The Company used $2.0 million for capital expenditures during the 2006 Period as compared to $625,000 for the 2005 Period. Management anticipates capital expenditures to approximate between $5.0 million and $6.0 million for 2006. The majority of the capital expenditures will be spent in support of the Company’s prepreg manufacturing operations and the construction of a new shaft manufacturing facility in Vietnam. The Company also has an obligation to support one half of CFT’s fixed annual cost. The Company believes that it will have adequate cash resources, including anticipated cash flow to meet its obligations at least through 2006.

The Company paid dividends of $1.7 million during the 2006 Period as compared to $6.1 million for the 2005 Period. During the 2005 Period, the Company paid two special dividends in the amount of $1.00 per-share each. The Company has been paying a $0.15 per-share dividend quarterly, which is subject to approval of the Company’s Board of Directors each quarter. The Company received approximately $2.3 million in proceeds from the exercise of stock options during the 2006 Period as compared to $886,000 for the 2005 Period. The Company does not anticipate that the proceeds from the exercise of stock options will continue at the same rate in the future. In addition, the Company announced on July 28, 2006 that is has adopted a stock buyback plan, which authorizes the Company to purchase up to $5.0 million worth of the Company’s stock.

The Company may from time to time consider the acquisition of businesses complimentary to the Company’s business. The Company could require debt financing if it were to engage in a material acquisition in the future.

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

Backlog

As of June 30, 2006, the Company had a sales backlog of approximately $9.4 million compared to approximately $12.8 million as of June 30, 2005. The Company believes that the dollar volume of its current backlog will be shipped over the next three months. Although the Company’s backlog is down, the Company’s incoming orders in July compare favorably to July of the previous year. Orders can typically be cancelled without penalty up to 30 days prior to shipment. Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

•                  our product offerings, including the Aldila NV™ shaft line and product offerings outside the golf industry, will not achieve or maintain success with consumers or OEM customers;

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

Not applicable.

Item 1A.         Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.            Defaults Upon Senior Securities

Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 18, 2006. At the Annual Meeting two items were submitted to a vote of the stockholders of the Company and were approved:

1)  The election of the directors to serve until the next Annual Meeting of Stockholders. Votes cast for each director, as well as votes withheld are as follows:

NAME	FOR	WITHHELD

Thomas A. Brand	4,723,797	344,304
Peter R. Mathewson	4,841,459	226,642
Lloyd I. Miller, III	4,823,219	244,882
Bryant R. Riley	4,828,630	239,471
Andrew M. Leitch	4,844,891	223,210

2)  The stockholders also ratified the appointment of Peterson & Co., LLP as the Company’s independent accountants for the fiscal year ending December 31, 2006. 5,038,424 votes were cast for ratification of Peterson & Co., LLP, 10,509 votes were cast against, there were 19,125 abstentions and there were 43 broker non-votes.

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

Dated:	ALDILA, INC.

August 9, 2006	/s/ Robert J. Cierzan
Robert J. Cierzan
Signing both in his capacity as
Vice President, Finance and as Chief Accounting
Officer of the Registrant