Form 10-Q
period 2006-09-30
ALDILA INC
filed 2006-11-09
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Common shares outstanding as of November 6, 2006 was — 5,524,250

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,627	$15,821
Restricted cash	1,775	—
Accounts receivable	8,057	7,233
Other receivable	2,152	—
Income taxes receivable	1,647	895
Inventories	15,121	12,387
Deferred tax assets	1,659	1,352
Prepaid expenses and other current assets	680	625
Total current assets	43,718	38,313

PROPERTY, PLANT AND EQUIPMENT	7,867	5,570

INVESTMENT IN JOINT VENTURE	2,989	2,895

DEFERRED TAXES	1,100	1,051

OTHER NON-CURRENT ASSETS	256	260
TOTAL ASSETS	$55,930	$48,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,356	$6,294
Accrued expenses	1,686	3,214
Total current liabilities	7,042	9,508

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	46	30
Total liabilities	7,088	9,538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,524,250 shares as of September 30, 2006 and 5,395,523 shares as of December 31, 2005	55	54
Additional paid-in capital	49,938	47,041
Accumulated deficit	(1,151)	(8,544)
Total stockholders’ equity	48,842	38,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,930	$48,089

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

NET SALES	$16,329	$19,327	$54,496	$58,956
COST OF SALES	12,216	11,461	34,529	35,537
Gross profit	4,113	7,866	19,967	23,419

SELLING, GENERAL AND ADMINISTRATIVE	2,526	2,633	7,918	7,513
Operating income	1,587	5,233	12,049	15,906

OTHER INCOME (EXPENSE):
Interest income	189	204	531	449
Other, net	2,183	(24)	2,171	(30)
Equity in earnings of joint venture	72	69	167	193

INCOME BEFORE INCOME TAXES	4,031	5,482	14,918	16,518
PROVISION FOR INCOME TAXES	1,170	1,721	5,030	5,804

NET INCOME	$2,861	$3,761	$9,888	$10,714

NET INCOME PER COMMON SHARE	$0.51	$0.71	$1.79	$2.05

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$0.51	$0.68	$1.77	$1.97

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,567	5,333	5,516	5,238

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,631	5,548	5,590	5,438

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine months ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,888	$10,714
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	944	958
Stock-based compensation	161	—
Loss (gain) on disposal of fixed assets	8	(5)
Undistributed income of joint venture, net	(263)	(185)
Changes in assets and liabilities:
Restricted cash	(1,775)	—
Accounts receivable	(824)	(1,965)
Other receivable	(2,152)	—
Income taxes payable/receivable	(752)	1,006
Inventories	(2,734)	(3,160)
Deferred tax assets	(307)	211
Prepaid expenses and other assets	(55)	(1)
Deferred tax-noncurrent	(49)	(489)
Accounts payable	(938)	2,018
Accrued expenses	(1,528)	(203)
Deferred rent and other long-term liabilities	4	(158)
Net cash (used for) provided by operating activities	(372)	8,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,233)	(1,226)
Proceeds from sales of property, plant and equipment	—	10
Proceeds from sales of marketable securities	—	4,971
Distribution from joint venture	169	—
Net cash (used for) provided by investing activities	(3,064)	3,755

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(1,211)	—
Benefit from exercise of stock options	1,678	1,104
Proceeds from issuance of common stock	2,270	1,191
Dividend payments	(2,495)	(6,893)
Net cash provided by (used for) financing activities	242	(4,598)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,194)	7,898
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,821	11,531
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,627	$19,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,345	$4,198

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.       Basis of Presentation

The consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2005 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

2.       Restricted Cash

The Company had restricted cash in the amount of $1.8 million as of September 30, 2006, all of which is classified as current.  The $1.8 million is foreign restricted currency maintained in a separate bank account at the Bank of China, under the name of its Chinese subsidiary to support the import and export activities in China.  The restriction requirement occurred due to customs infractions during inspections carried out by the local customs office in Zhuhai that resulted in the Company’s custom import status being downgraded during the second quarter of 2006.  The downgrade is not necessarily permanent and the Company believes that it will be able to apply for a status review during the second quarter of 2007.

3.       Other Receivable

The Company was notified at the end of 2004 about the settlement of the Carbon Fiber Antitrust Litigation class action lawsuit, between the defendants, certain carbon fiber manufacturers, and the class, purchasers of carbon fibers during the period January 1, 1993 to January 31, 1999.  The Company was included in the class as it purchased raw materials from the defendants during that time.  The Company submitted its claim on March 15, 2005.  The Company did not accrue for any potential settlement at the time of claim submission because the Company could not reasonably estimate the amount it may receive in settlement.  The Company received the check during the first week in October and, as such, the Company recorded an Other Receivable and Other Income in the amount of $2.2 million as of September 30, 2006, based on the nature of this subsequent event.

4.       Inventories

          Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$9,260	$8,447
Work in process	1,644	1,279
Finished goods	4,217	2,661
Net inventories	$15,121	$12,387
Inventory reserves included in net inventories	$1,370	$1,035

5.               Accrued Expenses

	September 30, 2006	December 31, 2005
Payroll and employee benefits	$1,196	$2,653
Legal and professional fees	49	67
Warranty reserve [see rollforward below]	159	180
Other	282	314
	$1,686	$3,214

	January 1, 2006 through September 30, 2006	January 1, 2005 through December 31, 2005
Warranty Reserve
Beginning Balance	$180	$176
Settlement of Warranty	(81)	(106)
Adjustments to Warranty	60	110
Ending Balance	$159	$180

6.       Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture, for the three and nine month periods ended September 30, 2006 and 2005 is as follows (in thousands):

	Three month period ended September 30,		Nine month period ended September 30,
	2006	2005	2006	2005
Sales	$3,535	$2,793	$9,773	$8,846
Cost of sales	3,349	2,719	9,282	8,466
Gross profit	186	74	491	380
Net income	$191	$78	$496	$341

7.       Accounting for Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method.  In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period.  The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model. On December 19, 2005 the Compensation Committee of the Company’s Board of Directors approved a plan to accelerate the vesting of approximately 150,000 stock options granted to employees in 2004 and 2005, including options held by executive officers of the Company.  The Board took this action with the belief that it was in the best interests of the stockholders, as it will reduce the Company’s reported compensation expense associated with those options in future periods compared to the expense that otherwise would have been recorded in connection with the implementation of SFAS No.123R.

In 1992, the Company adopted a Stock Option Plan for management.  The Company has reserved 175,431 shares for issuance under this Plan.  Options are granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant.  In May of 1994, the stockholders adopted the 1994 Stock Incentive Plan (“Plan”) for employees, directors and consultants of the Company.  The Company has reserved 1,366,667 shares for issuance under this Plan.  Equity incentive programs covered under the Plan, include incentive stock options, non-qualified stock options and restricted stock awards.  Stock options and restricted stock awards are granted at the fair market value of the shares at the date of grant, generally become fully vested over three years after grant, and expire ten years from the date of grant.

There were no capitalized stock-based compensation costs at September 30, 2006.  There were no modifications to stock options awards during 2006.  The Company recognizes stock-based compensation expense using the straight line attribution method.  The remaining unrecognized compensation cost related to unvested awards at September 30, 2006 is approximately $769,000.  This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company’s forfeiture rate.

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.  The following table summarizes compensation costs related to the Company’s stock-based compensation plans for the three and nine month periods ended September 30, 2006 (in thousands):

	Three month period ended September 30, 2006	Nine month period ended September 30, 2006
Cost of sales	$—	$—
Selling, general and administrative	79	161
Pre-tax stock-based compensation expense	79	161
Income tax benefit	23	43
Net stock-based compensation expense	$56	$118

Stock Option Activity

SFAS No.123R requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flow rather than as an operating cash flow as in prior periods.  Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three and nine month periods ended September 30, 2006 are as follows (in thousands):

	Three month period ended September 30, 2006	Nine month period ended September 30, 2006
Proceeds from stock options exercised	$—	$2,270
Tax benefit related to stock options exercised	$—	$1,678
Intrinsic value of stock options exercised	$—	$4,247

The fair value of stock options at date of grant was estimated using the Black-Scholes model.  The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding.  The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option.  Expected volatility is based on the historical volatilities of the Company’s common stock.  Below is the information for the grants issued for 2006 and 2005.

	2006	2005
Expected life (years)	6	5
Risk-free interest rate	5.0%	3.8%
Expected volatility	72.3%	54.5%
Expected dividend yield	1.9%	1.5%
Fair value of options granted	$18.84	$10.54

The following table summarizes the stock option transactions during the nine month period ended September 30, 2006 (amounts in thousands, except per share amounts):

Stock Option Activity

			Weighted
			average
		Weighted	remaining
		average	contractual
		exercise	life
	Shares	price	(in years)
Options outstanding 1/1/2006	353,311	$11.36
Options granted	13,336	$32.01
Options exercised	204,323	11.11
Options terminated	—
Options outstanding 9/30/2006	162,324	$13.43	8.0
Options exercisable 9/30/2006	108,835	$12.64	7.8

The total intrinsic value of options exercised during the nine month periods ended September 30, 2006 and 2005 was approximately $4.2 and $2.3 million, respectively.  The total fair value of shares vested during the periods ended September 30, 2006 and 2005 was approximately $94,000 and $258,000, respectively.  A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the nine month period ended September 30, 2006 is presented below.

Nonvested Shares	Shares (000)	WeightedAverage Grant-Date Fair Value
Nonvested at 1/1/2006	56	$4.81
Granted	13	$18.84
Vested	16	$5.95
Forfeited	—	$—
Nonvested at 9/30/2006	53	$7.97

Restricted Stock Activity

During the quarter ended September 30, 2006, restricted stock awards were issued to employees under the Company’s Plan.  Restricted stock awards vest over three years and are subject to the employees’ continuing service to the Company. The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant. The compensation expense is recognized over the vesting period.    A summary of the status of and changes in restricted stock units granted under the Company’s Plan as of and during the nine months ended September 30, 2006 is presented below:

Restricted Stock Activity	September 30, 2006

		Weighted
		average
		exercise
	Shares	price
Restricted stock outstanding 1/1/2006	—	—
Restricted stock awarded	28,473	$15.70
Restricted stock terminated	—
Restricted stock outstanding 9/30/2006	28,473	$15.70

Pro forma Information for Periods Prior to the Adoption of FAS 123R

If compensation cost for the Company’s stock-based compensation plans had been recognized in the three and nine month periods ended September 30, 2005 under the provisions of FAS No. 123R, the Company’s net income and EPS would have been reduced to the following pro forma amounts:

	Three month period ended September 30, 2005	Nine month period ended September 30, 2005
Net income as reported	$3,761	$10,714
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(98)	(234)
Pro forma net income	$3,663	$10,480

Income per share:
Basic – as reported	$0.71	$2.05
Basic – pro forma	$0.69	$2.00

Diluted – as reported	$0.68	$1.97
Diluted – pro forma	$0.66	$1.93

8.       Segment Reporting

The Company classifies its business into two segments based on products offered; Composite Products and Composite Materials.  The Composite Products segment is primarily comprised of sales of graphite golf shafts and hockey sticks.  The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics, film adhesives and the Company’s 50% interest in CFT.  The Company reported one segment in its Annual Report filed on Form 10-K for the year ended December 31, 2005.  Historically, the Company’s external sales of Composite Materials have not been significant; however, they have increased as a percentage of net sales in the last couple of years although never exceeding 10% of consolidated net sales prior to 2006.  Composite Materials net sales was 12.7% of consolidated net sales for the nine month period ended September 30, 2006, and the Company believes that this trend will continue for the foreseeable future.  The Company evaluates performance based on profit or loss from operations.  The Company does not evaluate inter-segment sales and has never tracked such sales.  The Composite Materials segment produces the majority of its materials for the Composite Products segment.

	Three months ended September 30, 2006
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$14,130	$2,199	$16,329
Operating income	$1,533	$54	$1,587
Income before income taxes	$3,905	$126	$4,031

	Three months ended September 30, 2005
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$17,395	$1,932	$19,327
Operating income	$4,656	$577	$5,233
Income before income taxes	$4,836	$646	$5,482

	Nine months ended September 30, 2006
	Composite	Composite
	Products	Materials	Total
Segment assets [1]	$4,119	$6,737	$10,856
Revenues from external customers	$47,593	$6,903	$54,496
Operating income	$10,696	$1,353	$12,049
Income before income taxes	$13,398	$1,520	$14,918

Notes

[1] The assets for Composite Materials also manufacture products for Composite Products.

Composite Materials assets also include the investment in CFT.

	Nine months ended September 30, 2005
	Composite	Composite
	Products	Materials	Total
Segment assets [1]	$2,994	$5,806	$8,800
Revenues from external customers	$53,507	$5,449	$58,956
Operating income	$14,651	$1,255	$15,906
Income before income taxes	$15,070	$1,448	$16,518

Notes

[1] The assets for Composite Materials also manufacture products for Composite Products.

Composite Materials assets also include the investment in CFT.

9.       Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007.   The Company does not believe the adoption of FIN 48 will have a material effect on its financial statements in the future.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2005 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the nine months ended September 30, 2006, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

The Company is principally engaged in the business of designing, manufacturing and marketing graphite (carbon fiber based composite) golf club shafts, with approximately 72% of its net sales resulting from sales to golf club manufacturers for inclusion in their clubs.  As a result, the Company’s operating results are substantially dependent not only on demand by its customers for the Company’s shafts, but also on demand by consumers for clubs including graphite shafts such as the Company’s.  The Company has historically considered its operations to be comprised of one business segment. However, due to the significance of its external sales of prepreg in the first quarter of 2006; the Company believes its business to be comprised of two operating segments, Composite Products and Composite Materials.  The Company began reporting two segments from the first quarter of 2006.  Composite Products is comprised of golf shafts, hockey sticks and other composite products. Composite Materials is comprised of external sales of prepreg, fabric, film and other materials.

Composite Products

The Composite Products segment is mainly comprised of graphite golf shafts and, to a lesser extent, hockey sticks.  The graphite shaft market consists of customized OEM production shafts, both premium and value and Aldila branded and co-branded shafts.  The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and to distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the customized OEM production shafts sold to club manufacturers.  The Company introduced the Aldila NVTM in 2003, featuring the Company’s exclusive Micro Laminate Technology™.  The NVTM has had numerous Tour victories, and was in the winner’s bag for the 2003 British Open, the 2005 U.S. Open and is

currently one of the most popular shaft models on Tour.  The Company continues to develop other premium branded custom shafts and introduced NV™ line extensions in 2004, including the NVS™, NV ProtoPype™, Pink NV™, NV™ Irons, NV™ Hybrid shafts and the GamerTM shaft at the end of 2004 and the first part of 2005.   In 2006, PGA Tour and Nationwide Tour professionals using Aldila NVTM shafted drivers have won more than $22 million in Tour earnings, 11 PGA Tour events and 11 Nationwide Tour events.  In addition, the Company began shipping its newest shaft offering – the VS ProtoTM in 2006.  The VS ProtoTM was used by the winner of the 2006 U.S. Open and is quickly becoming Aldila’s single most popular shaft model on Tour.  As with the NV ProtoPypeTM, the VS ProtoTM is a high performance shaft featuring carbon nanotubes as well as aerospace carbon fibers and Aldila’s exclusive high performance resin system.  The VS ProtoTM product line represented 35% of the Company’s branded golf shaft revenues during the third quarter of 2006.  In addition, we recently unveiled the new VS ProtoTM Hybrid shaft for high-end hybrid clubs and a new GamerTM wood shaft and iron shaft to match the GamerTM Hybrid shaft previously introduced.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

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

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s average selling price decreased by 64% from December 31, 1990 through December 31, 2002.  The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts.  Beginning in 2003, the Company was able to achieve higher average selling prices as it enjoyed increasing success in the branded segment of the business.  In late 2004, the Company began to see its OEM customers choose co-branded shafts for their stock offerings.  The introduction of co-branded shafts and the continued success in the branded segment had the effect of increasing the Company’s average selling prices over the last few years.  The Company’s average selling price increased by approximately 33% for the year ended December 31, 2005 as compared to the comparable period in 2004.  The Company’s average selling price decreased by approximately 9% for the nine month period ended September 30, 2006 as compared to the comparable period in 2005.  The percentage of the total branded and co-branded shaft revenue to total Composite Products revenue decreased to 48% for the nine month period ended September 30, 2006 as compared to 55% for the nine month period ended September 30, 2005.  As the Company’s branded and co-branded shafts typically sell at higher selling prices than OEM production shafts, a significant change in product mix in any one period will have the effect of increasing or decreasing the average selling price of shafts sold.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

  The Company’s response to the pricing pressure it faced during the 1990’s, and continues to face in the OEM production shaft segment, has been to vertically integrate, reduce its cost structure and to focus on continued penetration of the branded and co-branded shaft segments.  The vertical integration began in 1994 when the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  See Composite Materials.  In addition to the Company’s efforts to reduce its costs through vertical integration, the Company also reduced its cost structure by shifting more of its shaft production to lower cost labor markets, such as Mexico, China and Vietnam.

Composite Materials

The Company began the manufacture of composite materials in 1994.  Initially, the prepreg produced was mainly consumed by the Composite Products segment.  The Company’s external sales of prepreg and other materials have increased over the past several years.  Sales of prepreg as a percentage of net sales was 9.6% for the year ended December 31, 2005.   Sales of prepreg as a percentage of net sales were 12.7% and 9.2% for the nine month periods ended September 30, 2006 and 2005, respectively.  In the second half of 2005, the Company purchased a second resin filmer.  The addition of a second resin filmer provides additional supply of resin film, which is one of the key raw materials in the production of prepreg.  The increase in resin film capacity will enable the Company to add additional capacity to the Company’s prepreg composite manufacturing operations as well as provide increased capacity for film products.  In addition, it will provide capacity protection should the Company encounter problems with its other resin filmer.  The Company has completed the installation of its sixth prepreg tape line, which will enable it to support anticipated growth for shaft and prepreg sales.

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

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture owners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain profitable competitive prices for its products.  Although selling prices of carbon fiber had been depressed for the 1998 through mid 2003 period based on a surplus of supply in the market for carbon fiber, in the second half of 2003 the Company began to see increases in carbon fiber prices and a constriction of supply of all types of carbon fiber not manufactured at CFT.  If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse effect on the Company’s business.  The Company does not expect third party sales at CFT to have a significant effect on either the Company’s profitability.

Over the past several years, CFT has purchased its carbon fiber raw material known as precursor (an acrylic fiber) from a single source.  During that time period, CFT had considered its previous supplier a viable backup material source.  In May 2005, CFT’s previous supplier filed bankruptcy and announced its intention to cease producing acrylic fibers, which left CFT in a true sole source position.  It was announced on October 28, 2005 that the precursor production assets of CFT’s previous supplier were sold to a third party and the plant continues to produce precursor for sale to unrelated parties.  There was no certainty that the new owner of these assets would be successful.  In late September 2006 the new owner announced its intention to discontinue operations with these assets.  CFT has been and is continuing to pursue alternate sources of supply for this raw material. However, if the current supplier is unable to deliver and CFT cannot find a new supplier, it could have an adverse effect on the Company’s business.

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

Results of Operations

Third Quarter 2006 Compared to Third Quarter 2005

Net Sales.  Net sales decreased $3.0 million, or 16%, to $16.3 million for the third quarter ended September 30, 2006 (the “2006 Quarter”) from $19.3 million for the third quarter ended September 30, 2005 (the “2005 Quarter”).  The decrease in net sales in the 2006 Quarter from the 2005 Quarter was primarily attributed to a 19% decrease in net sales of Composite Products, which was partially offset by a 14% increase in net sales of Composite Materials.  The decrease in net sales of Composite Products is mainly attributed a 12% decrease in unit sales and to a lesser extent a 9% decrease in the average selling price of golf shafts sold in the 2006 Period.  The decrease in average selling price is mainly attributed to a 32% decrease in branded shaft sales and a 73% decrease in co-branded shaft sales.  Hockey stick net sales decreased by 7% for the 2006 Quarter as compared to the 2005 Quarter.  The increase in net sales of Composite Materials is attributed to sales of composite prepreg, which increased by approximately 14% in the 2006 Quarter as compared to the 2005 Quarter.  Composite prepreg sales represent approximately 13% of the Company’s consolidated net sales in the 2006 Quarter as compared to 10% in the 2005 Quarter.

Gross Profit.  Gross profit decreased $3.7 million, or 48%, to $4.1 million for the 2006 Quarter from $7.9 million in the 2005 Quarter.  The decrease in gross profit was mainly attributed to the decrease in net sales of Composite Products.  The Company’s gross profit margin decreased to 25% in the 2006 Quarter as compared to 41% in the 2005 Quarter.  The decrease in the gross margin is primarily attributed to the decreased sales of the Company’s Composite Products, particularly branded and co-branded shafts, which typically sell at a better gross margin then the Company’s other Composite Products and Composite Materials.  In addition, the Company believes that its material costs will increase throughout the year, due to the tight supply of carbon fiber.

Operating Income.  Operating income decreased $3.6 million, or 70%, to $1.6 million for the 2006 Quarter from $5.2 million for the 2005 Quarter.  The decrease in operating income was mainly attributed to a decrease in gross profit.  Selling, general and administrative (“SG&A”) expense remained relatively stable in the 2006 Quarter as compared 2005 Quarter.  Although SG&A remained relatively stable, components of SG&A changed in the 2006 Quarter as compared to the 2005 Quarter.  There was a decrease in incentive expenses, which was partially offset by increases in advertising and marketing spending and other SG&A during the 2006 Quarter as compared to the 2005 Quarter.  SG&A increased as a percentage of net sales to 15% for the 2006 Quarter from 14% in the 2005 Quarter.  The Company anticipates that it will continue to maintain its current level of spending for advertising and marketing in support of its branded and co-branded products.

Income Before Income Taxes.  Income before income taxes decreased $1.5 million to $4.0 million for the 2006 Quarter from income before taxes of $5.5 million for the 2005 Quarter.  The decrease was attributed to the decrease in operating income, which was partially offset by an increase in other income.  The increase in other income was attributed to the Carbon Fiber Antitrust Litigation settlement (Note 3) of $2.2 million, which the Company received on October 2, 2006.

Provision For Income Taxes.  The Company recorded a provision for income taxes of $1.2 million for the 2006 Quarter, which represents an effective tax rate of 29% during the period.  The Company believes its effective tax rate will approximate 35% for the year ended 2006.

Nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005

Net Sales.  Net sales decreased $4.5 million, or 8%, to $54.5 million for the nine month period ended September 30, 2006 (the “2006 Period”) from $59.0 million for the nine month period ended September 30, 2005 (the “2005 Period”).  The decrease in net sales in the 2006 Period from the 2005 Period was primarily attributed to an 11% decrease in net sales of Composite Products, which was partially offset by a 27% increase in net sales of Composite Materials.  The decrease in net sales of Composite Products is mainly attributed to a 22% decrease in branded and co-branded products in the 2006 Period as compared to the 2005 Period. The average selling price of shafts sold decreased by 3%.  Hockey stick net sales increased by 91% for the 2006 Period as compared to the 2005 Period.  The increase in net sales of Composite Materials is attributed to sales of composite prepreg, which increased by approximately 27% in the 2006 Period as compared to the 2005 Period.  Composite prepreg sales represent approximately 13% of the Company’s consolidated net sales in the 2006 Period as compared to 9% in the 2005 Period.

Gross Profit.  Gross profit decreased by $3.5 million, or 15%, to $20.0 million for the 2006 Period from $23.4 million for the 2005 Period.  The Company’s gross profit was negatively impacted by an increase in inventory reserves during the 2006 Period along with a charge for sales returns for certain non-branded products. The increase in inventory reserves were offset by lower material costs during the 2006 Period, included in inventory as of December 31, 2005, which was consumed by sales of product in the 2006 Period.  The impact from inventory reserves during the 2006 Period was $642,000 as compared to $463,000 for the 2005 Period.  The Company believes that its material costs will increase throughout the year due to the tight supply of carbon fiber.  The Company’s gross profit margin decreased to 37% in the 2006 Period as compared to 40% in the 2005 Period.  The decrease in the gross margin is primarily attributed to the decrease in branded and co-branded shaft sales, which sell at higher prices.  The decrease was partially offset by lower material costs in the 2006 Period as a result of fiber consumed in sales provided from CFT as compared to the 2005 Period and to a lesser extent, lower operational costs and a contribution from gross profit from hockey sales.

Operating Income.  Operating income decreased by approximately $3.9 million, or 24%, to $12.0 million for the 2006 Period from $15.9 million for the 2005 Period.  The decrease in operating income was attributed to a decrease in gross profit. In addition, SG&A increased by 5% in the 2006 Period as compared to the 2005 Period.  The increase in SG&A was primarily attributed to increases in advertising and marketing spending and administrative expenses, which were partially offset by a decrease in incentive expenses.  SG&A increased as a percentage of net sales to 15% for the 2006 Period from 13% in the 2005 Period.  The Company anticipates that it will continue to maintain its current level of spending for advertising and marketing in support of its branded and co-branded products.

Income Before Income Taxes.  Income before income taxes decreased $1.6 million to $14.9 million for the 2006 Period from income before taxes of $16.5 million for the 2005 Period.  The decrease was attributed to the decrease in operating income, which was partially offset by an increase in other income of $2.2 million attributed to the Carbon Fiber Antitrust Litigation settlement (Note 3).

Provision For Income Taxes.  The Company recorded a provision for income taxes of $5.0 million for the 2006 Period, which represents an effective tax rate of 34% during the period.  The Company believes its effective tax rate for the year will approximate 35% for the year ended 2006.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) decreased to $12.6 million as of September 30, 2006 as compared to $15.8 million as of December 31, 2005.  Cash used for operating activities was $372,000 for the 2006 Period compared to cash provided by operating activities of $8.7 million in the 2005 Period.  The decrease in cash provided by operating activities was attributed to cash used for working capital. The increase in working capital is primarily related to an increase in inventory of $2.7 million.  The Company continuously monitors its inventory levels and believes that its inventory is properly valued. In addition to the increase in inventory, the Company had an increase in restricted cash of $1.8 million and other receivable of $2.2 million and a decrease in accrued expenses of $1.5 million, which was primarily attributed to a $1.5 million decrease in payroll and employee benefits.  The decrease in payroll and employee benefits was related to the payout of incentive bonuses during the 2006 Period, that related to 2005, and a reduction in incentive expenses accrued in the 2006 Period as compared to the 2005 Period.  The Company used $3.2 million for capital expenditures during the 2006 Period as compared to $1.2 million for the 2005 Period.  Management anticipates capital expenditures to approximate between $5.0 million and $6.0 million for 2006.  The majority of the capital expenditures have been spent in support of the Company’s prepreg manufacturing operations and the construction of a new shaft manufacturing facility in Vietnam.  The Company also has an obligation to support one half of CFT’s fixed annual cost.  The Company believes that it will have adequate cash resources, including anticipated cash flow to meet its obligations at least through 2006.

The Company paid dividends of $2.5 million during the 2006 Period as compared to $6.9 million for the 2005 Period.  During the 2005 Period, the Company paid a special dividend in the amount of $1.00 per-share.  The Company has been paying a $0.15 per-share dividend quarterly, which is subject to approval of the Company’s Board of Directors each quarter.  The Company received approximately $2.3 million in proceeds from the exercise of stock options during the 2006 Period as compared to $1.2 million for the 2005 Period.  The Company does not anticipate that the proceeds from the exercise of stock options will continue at the same rate in the future.  In addition, the Company announced on July 28, 2006 that is has adopted a stock buyback plan, which authorizes the Company to purchase up to $5.0 million worth of the Company’s stock.  The Company repurchased 75,596 shares of its common stock on the open market at prices ranging $15.73 - $16.25, totaling $1.2 million during the 2006 Quarter.

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

Backlog

As of September 30, 2006, the Company had a sales backlog of approximately $11.5 million compared to approximately $9.7 million as of September 30, 2005.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

•                  our product offerings, including the Aldila NV™ and VS Proto™ shafts and product offerings outside the golf industry, will not achieve or maintain success with consumers or OEM customers;

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information that was disclosed in Item 7A of the Company’s Annual Report for the period ended December 31, 2005 filed on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.                           Legal Proceedings

Not applicable.

Item 1A.              Risk Factors

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

{a} Not applicable.

{b} Not applicable.

{c}

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased	Approximate Dollar Value that may yet be Purchased
July 1 – July 31	—		—	$5.0 million
August 1 – August 31	66,260	$16.08	66,260	$3.9 million
September 1 – September 30	9,336	$16.35	75,596	$3.8 million
Total	75,596	$16.12	75,596	$3.8 million

The Company announced on July 28, 2006 its current stock repurchase program.  Under the program, the Company is authorized to purchase up to $5.0 million of its common stock.

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

Dated:	ALDILA, INC.

November 9, 2006	/s/ Robert J. Cierzan
Robert J. Cierzan
Signing both in his capacity as
Vice President, Finance and as Chief Accounting
Officer of the Registrant