Form 10-K
period 2006-12-31
ALDILA INC
filed 2007-03-14
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

ALDILA, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3645590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13450 STOWE DRIVE, POWAY, CALIFORNIA 92064

(Address of principal executive offices)

Registrant’s telephone number, including area code – 858-513-1801

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to section 12(g) of the Act:

None
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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2006 was - $135.8 million.

Common shares outstanding as of March 9, 2007 was — 5,524,250

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated into this report by reference:

Part III, Items 10, 11, 12, 13 and 14.  The Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

ALDILA, INC.

Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

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

Item 1.  Business

General

Aldila, Inc. (“Aldila” or the “Company”) is a leading designer and manufacturer of high-quality innovative graphite (carbon fiber-based composite) golf shafts in the United States today.  Aldila conducts its operations through its subsidiaries, Aldila Golf Corp. (“Aldila Golf”) and Aldila Materials Technology Corp.  Aldila enjoys strong relationships with most major domestic and many foreign golf club manufacturers including Callaway Golf, TaylorMade-adidas Golf, Ping and Acushnet Company.  Aldila believes that it is one of the few independent shaft manufacturers with the technical and production expertise required to produce high-quality graphite shafts in quantities sufficient to meet demand.  The Company’s current golf shaft product lines consist of Aldila branded and co-branded products designed for its major customers and custom club makers, as well as custom shafts developed in conjunction with its major customers. These product lines are designed to improve the performance of any level of golfer from novice to tour professional.

In 1994, the Company started production of its principal raw material for shafts, graphite prepreg, which consists of carbon fibers combined with epoxy resin in sheet form.  See “Manufacturing—Raw Materials.”  The Company now produces substantially all of its graphite prepreg requirements internally and also sells prepreg externally.

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

Unlike steel shafts, the design of graphite shafts is easier to alter with respect to weight, flex, flex location and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved “feel” to the golfer.  The improvements in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics for many golfers compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods.  According to the 2006 U.S. National Consumer Survey conducted by The Darrell Survey Company, graphite continues to dominate the professional and consumer wood club market, with over 98% of new drivers purchased in 2006 including graphite shafts.   In Hybrid clubs, 76% of the new clubs purchased had graphite shafts up from 65% the previous year.  The acceptance of graphite shafts in irons has not achieved the same success as in woods.  While acceptance in irons did increase in 2006, it still lags well behind with only 26% of new irons purchased having graphite shafts. However, with the introduction of Hybrid clubs into the market, players golf bags do not have the traditional amount of irons in their bags as the Hybrid clubs typically replace the harder to hit long irons, usually the lower numbered irons in a golfers bag.  This results in players having more graphite shafted clubs in their bags now than prior to the introduction of Hybrid clubs.

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

The Company’s shafts, which constituted approximately 85% of net sales in the year ended December 31, 2006, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs.  In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts as well as generate design ideas for customized shafts.  The Company’s branded and co-branded models are typically sold to golf club manufacturers, distributors and golf pro and repair shops and are used either to assemble a new custom club from selected components or as an after market re-shaft of existing clubs.  The Company also helps develop cosmetic designs to give the customer’s golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics.  The prices of Aldila shafts typically range from $6 to $199.

The Company introduced the NV Prototype at the 2003 PGA Merchandise Show in January 2003 and subsequently changed it to the NVTM.   The NVTM went on to become the most successful new product launch in the Company’s history and returned Aldila to the forefront of the composite shaft industry.  The NVTM features the Company’s exclusive Micro Laminate Technology TM (“MLT”).  The Company followed up the NVTM with the introduction of the NVS, NV ProtoPypeTM, NVTM Hybrid, NVS Hybrid family of shafts and the GamerTM shaft in 2004.  The NVS shaft is geared toward the player who requires a shaft that promotes a higher initial launch angle, and one that makes it easier to turn the ball right to left.  The NV ProtoPypeTM promotes a lower, more controlled launch angle, with reduced spin, along with very low torque to provide extremely tight dispersion.  Hybrid clubs (also known as utility clubs and driving irons) are currently the fastest growing segment of the golf industry.  They are designed to replace long irons by providing a club that is easier to hit and much more forgiving for average as well as very skilled players.  The Company offers a full range of shafts to fit hybrid clubs, including the VS ProtoTM Hybrid, NVTM Hybrid, NVS Hybrid and GamerTM.  In the spring of 2006, Aldila began shipments of our two newest shaft offerings – the VS ProtoTM and the VS ProtoTM Hybrid.  The VS Proto has quickly become one of Aldila’s single most popular shaft models on Tour.  Both are high-end, high performance shafts featuring carbon nanotubes as well as aerospace carbon fibers and Aldila’s exclusive high performance resin system.  The Company believes that it will continue to be successful in the branded segment for the foreseeable future and has focused its engineering, marketing and advertising effort in support of this business.

Other Products

Since 1994, the Company has manufactured prepreg material for its production of golf shafts.  In 1998, the Company began selling prepreg manufactured in its Poway, California manufacturing facility to third parties.  Net sales of prepreg were approximately 12% of the Company’s net sales in 2006.  The Company began the manufacture of composite hockey sticks in 2000.  The manufacture of composite hockey sticks is similar to that of graphite golf shafts and uses similar raw materials.  Revenues from the sale of hockey sticks were approximately 3% of net sales in 2006 and are not expected to be significant to the Company.

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

Graphite shaft designs and modifications are frequently the direct result of the combined efforts and expertise of the Company and its customers to develop an exclusive shaft for each customer’s clubs.  New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria.  In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts as well as generate design ideas for customized shafts.  To improve and advance product designs as they relate to composite technology and shaft process manufacturing, the Company’s engineers have experience with existing materials, such as boron, kevlar, fiberglass, ceramic, thermoplastic and carbon fiber.  The Company’s engineers also look to newer, more advanced materials such as carbon nanotubes.  Nanotechnology is a fast growing field of research that has good potential for structures such as composite golf shafts.  The Company believes it is the first major shaft company to employ carbon nanotubes in shaft design, and is at the forefront of utilizing this emerging technology in golf shaft development.  The Company’s design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers.  The Company’s research and development efforts have resulted in the Aldila “One” shaft, Aldila NVTM, NVS, NV ProtoPypeTM, NVTM Xtreme, NVTM Hybrid, NVS Hybrid, GamerTM shafts, and the VS Proto and VS Proto Hybrid.  All of the NVTM family of shafts feature the Company’s exclusive MLT.  Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or that the Company will be able to utilize new composite material technology on a timely or competitive basis, or otherwise respond to emerging market trends.

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

For fiscal year 2006, the Company had approximately 670 golf shaft customers, which included approximately 120 golf club manufacturers and more than 150 distributors, with the balance principally consisting of custom club assemblers, pro shops and repair shops.  However, the majority of the Company’s sales has been and may continue to be concentrated among a relatively small number of customers.  Sales to the Company’s top five customers represented approximately 62%, 62% and 57% of net sales in 2006, 2005 and 2004, respectively.

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

Customer	2006	2005	2004
Ping	18%	19%	9%
Acushnet Company	17%	19%	22%
Callaway Golf	15%	18%	17%

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

Marketing, Advertising and Promotion

The Company’s marketing strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts and to increase overall market acceptance and use of graphite golf shafts.  The Company utilizes a variety of marketing and promotional channels to increase sales of Aldila brand name shafts through its network of distributors and to support Aldila’s brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers. Although the Company has very limited sales directly to the end users of its products, the Company believes that its brand name recognition contributes to the marketability of its customers’ products.  In addition, Nick Price, Gary McCord and Paula Creamer serve on the Company’s advisory staff and assist in its marketing efforts. Aldila’s marketing and promotion expenditures were approximately $3.2 million, $2.3 million and $2.2 million in 2006, 2005 and 2004, respectively.  The Company does not currently incur significant marketing expenses for its products other than golf shafts.

Sales and Distribution

Within the golf club industry, most companies do not manufacture the three principal components of the golf club — the grip, the shaft and the clubhead — but rather source these components from independent suppliers that design and manufacture components to the club manufacturers’ specifications.  As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and, to a lesser extent, distributors, custom club shops, pro shops and repair shops.  Distributors typically resell the Company’s products to custom club assemblers, pro and custom club shops, and individuals.  The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers and distributors.  Sales to golf club manufacturers accounted for approximately 77% of net sales for the year ended December 31, 2006 as compared to 81% for the previous year.

Prepreg sales, which represented 12% of the Company’s 2006 net sales, and carbon fiber sales (through the Company’s joint venture, CFT) are made primarily to manufacturers of composite products.  The Company predominantly has utilized its internal sales force in the marketing and sale of these products to its customers in the past and will continue to utilize its internal sales force for the sales of prepreg in the future.

International sales represented 28%, 23%, and 18% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively.  The Company’s international sales have increased from 18% in 2004 to 28% in 2006.  A large portion of the increase was attributed to increased sales to customers in China.  The majority of the customers are assemblers in China, with the end product usually being shipped back to the United States or Europe.  See Note 12 in the Notes to Consolidated Financial Statements for further breakdown of our international sales and long-lived assets.

Manufacturing

The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to its customers’ orders and provide sufficient quantities on a timely basis.  The Company today operates three golf shaft manufacturing facilities, one prepreg manufacturing facility (in conjunction with one of its shaft manufacturing facilities) and through its 50% ownership interest in CFT, one carbon fiber manufacturing facility.  The Company is constructing another shaft manufacturing facility, which will be operational and producing shafts during the first quarter of 2007.  During its 34 years of operation, the Company has improved its manufacturing processes and believes it has established a reputation as the industry’s leading volume manufacturer of high performance graphite shafts.

Shaft Manufacturing Process.  The process of manufacturing a graphite shaft has several distinct phases.  Different designs of Aldila shafts require variations in both the manufacturing process and the materials used.  In traditional shaft designs, treated graphite known as “prepreg” (See Prepreg Manufacturing Process) is rolled onto metal rods known as mandrels.   The graphite is then baked at high temperatures to harden the material into a golf shaft.  At the end of the manufacturing process, the shafts are painted and stylized using a variety of colors, patterns and designs, including logos and other custom identification.  Through each phase of this process, the Company performs quality control reviews to ensure continuing high standards of quality and uniformity to meet exacting customer specifications.  The Company’s shaft manufacturing facilities are located in Poway, California, Tijuana, Mexico, and Zhuhai, China, with an increasing percentage of its shafts being manufactured in China, in recent years.  The Company is currently constructing a facility in Ho Chi Minh City, Vietnam, which will be operational and producing shafts in the first quarter of 2007.

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

The Company’s prepreg operation is dependent on certain suppliers for carbon fibers, which along with epoxy resins and release paper constitute the primary components used to manufacture prepreg.  Through 1997, the Company purchased all of its carbon fibers from outside vendors.  Beginning in 1998, the Company manufactured carbon fiber at its 50% owned Evanston, Wyoming facility, CFT, to provide fiber for its prepreg manufacturing process for consumption by its golf shaft production operation.  Because several different forms of carbon fiber are required for golf shaft products, including some not manufactured at the CFT facility, the Company will continue to depend on outside suppliers for a portion of its ongoing carbon fiber needs.  In 2006, the Company obtained a large portion of its carbon fiber from CFT but also purchased carbon fiber from other carbon fiber manufacturers.  The prices paid by the Company for carbon fiber not produced at CFT began to increase at the end of 2003 and throughout 2005, due to rising manufacturing costs and capacity constraints in the carbon fiber industry.  However, after an initial price increase in early 2006, the prices remained level with no apparent changes in capacity constraints.  If the Company is unable to purchase carbon fiber from suppliers, other than that produced at CFT, it could result in production delays of composite prepreg and golf shafts.

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

Typically, the composite structure will weigh 25 to 50 percent less than the metal structure it has replaced.  Carbon fiber composite structures also provide toughness, resistance to corrosion, resistance to fatigue, capacity to dissipate heat and electrical conductivity.  The carbon fiber industry has grown from its inception in the late 1950’s, into one which produced approximately 50 million pounds of carbon fiber in 2005.

Carbon fiber usage has grown primarily for consumption by the aerospace industry and for sporting goods and industrial applications.  Aerospace grade carbon fibers continue to be utilized for production of commercial and military aerostructures.  The higher cost, aerospace grade carbon fibers were first used in sporting goods and industrial applications until a lower cost, large bundle carbon fiber was developed as an alternative for use in many sporting goods and industrial applications.  Aldila was a leader in utilizing large bundle carbon fibers initially purchased from outside vendors for the production of prepreg, which is used in the manufacture of graphite golf shafts.  In 1998 the Company completed construction of a 50,000 square foot carbon fiber manufacturing facility in Evanston, Wyoming, which subsequently became CFT.  CFT produces large bundle carbon fiber material from acrylic fiber through a series of stretching, stabilizing and carbonizing sequences in this facility.  Carbon fiber that has more than 24,000 (24K) filaments is considered to be large tow carbon fiber.  During 2004, CFT began producing a smaller tow (24K), which yields better properties and can be used in more applications.  CFT now produces two different tow sizes of carbon fibers.  These materials are significant raw materials used in the Company’s prepreg manufacturing operation to support the manufacture of graphite golf shafts, although the Company still procures certain types of fibers from outside vendors for the manufacture of golf shafts.  The Company believes it can purchase the type of fibers produced by CFT from at least two outside sources.

CFT purchased substantially all of its raw acrylic fibers for the carbon fiber operation from one supplier for the years 2000 through 2006.  Previous to 2000, the Company purchased raw acrylic fibers from another supplier who in May 2005, filed bankruptcy and announced its intention to cease producing acrylic fibers, which left CFT in a true sole source position.  The assets of this previous supplier are now owned by China Bluestar who continues to operate the business.  There is no certainty that China Bluestar will be successful.  CFT is continuing to pursue alternate sources of supply for this material and has run several trials with results that are encouraging.  However, if the current supplier is unable to deliver and CFT cannot qualify and source material from a new supplier prior to this event, it could have a material adverse effect on the Company’s business.

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

Competition

Aldila operates in a highly competitive environment in both the United States and international markets for the sale of its graphite golf club shafts.  The Company believes that it competes on the basis of its ability to provide a broad range of high quality, performance graphite shafts, its ability to deliver customized products in large quantities and on a timely basis to its customers, the acceptance of graphite shafts in general, and Aldila shafts in particular, by professional and other golfers, whose preferences are to some extent subjective, and finally, price.  Until recently, the United States market for graphite shafts was dominated by a relatively small number of United States based shaft manufacturers which competed predominantly for the business of larger original equipment manufacturers (“OEMs”).  However, the Company now competes against United States and foreign-based shaft manufacturers for the OEM shaft market. This competition has made it more difficult to retain existing customers, attract new customers and has placed increasing pressure on prices for OEM shafts.  The Company believes that it is the largest supplier of graphite shafts to the United States club market, which results from its ability to establish a premium brand image and reputation among golf club companies as a value-added supplier with competitive prices.  Aldila competes against other shaft manufacturers, both graphite and steel, and in the past also against golf club companies that produced their own shafts internally, some of which may have or had greater resources than Aldila.  The Company also faces potential competition from those golf club manufacturers that currently purchase golf shaft components from outside suppliers but that may have, develop or acquire the ability to manufacture all or a portion of its graphite shafts internally.  Should any of the Company’s significant customers decide to meet any of its shaft needs internally, it could have an adverse effect on the Company.  The Company also competes against companies who manufacture one or more of three principal components of the golf club, the grip, the shaft and the club head, and assemble completed golf clubs for delivery to club companies.  Should any of the Company’s significant customers decide to source their golf clubs in this manner where an Aldila shaft is not included, it could have an adverse effect on the Company.  Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries, however, this excess manufacturing capacity has somewhat been mitigated by carbon fiber supply constraints.

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

Intellectual Property

Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products.  The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company’s products and intends to continue to protect them to the fullest extent practicable.  As of December 31, 2006 the Company had approximately 55 United States and foreign registered trademarks.

Employees

As of December 31, 2006, Aldila employed 1,366 persons on a full-time basis, including 11 in sales and marketing, 18 in research, development and engineering and 1,143 in production. The balance of employees are administrative and support staff.  The number of full-time employees includes 467 persons who are employed in the Company’s Mexico facility, 692 who are employed in the Company’s China facility and nine persons who are employed in the Company’s Vietnam facility.  Because of seasonal demands, the Company hires a significant number of temporary employees.  As of December 31, 2006, the Company also employed 32 temporary employees. Aldila considers its employee relations to be good.

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

Backlog

As of December 31, 2006, the Company had a sales backlog of approximately $12.5 million compared to approximately $11.4 million as of December 31, 2005.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and fourth quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

Item 1A.  Risk Factors

Customer Concentration

The Company’s sales have been, and very likely will continue to be, concentrated among a small number of customers.  In 2006, sales to the Company’s top five customers represented approximately 62% of net sales.  Aldila’s principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts.  In 2006, Ping accounted for 18% of net sales, Acushnet Company accounted for 17% of net sales and Callaway Golf accounted for 15% of net sales.  The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of specific clubs manufactured by customers, will have on its future business or operating results.

While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with the industry practice, generally does not have long-term contracts with its customers.  In this regard, Ping, Acushnet Company and Callaway Golf, who collectively represent approximately 51%

of the Company’s net sales in 2006, each purchased from at least two other graphite shaft suppliers.  In the event Ping, Acushnet Company and Callaway Golf or any other significant customer increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected.  Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer could have a material adverse effect on the Company’s business and operating results.  In addition, sales by the Company’s major customers are likely to vary dramatically from time to time due to fluctuating public demand for golf equipment generally and for their specific products.

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

Reliance on Offshore Manufacturing Facilities

 The Company operates manufacturing facilities in Tijuana, Mexico and Zhuhai, People’s Republic of China and is currently constructing a plant in Ho Chi Minh City, Vietnam.  The Company pays certain expenses of these facilities in Mexican pesos, Chinese renminbis and Vietnam dong, respectively, which are subject to fluctuations in currency value and exchange rates.  The facility in Tijuana, Mexico operates pursuant to the “maquiladora” duty-free program established by the Mexican and United States governments.  Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico.  The Company also operates in the People’s Republic of China in a special economic zone, which affords special advantages to companies with regards to income taxes.  The operation in Vietnam also will enjoy advantages in regards to income taxes.  There can be no assurance that the governments of Mexico, the People’s Republic of China or Vietnam will continue the programs currently in place or that the Company will continue to be able to benefit from these programs.  The loss of these benefits could have an adverse effect on the Company’s business.  The Company is also subject to other customary risks of doing business outside the United States, including political instability, other import/export regulations and cultural differences.

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

The Company experienced an increase in carbon fiber prices in 1996 and 1997 due to the growth experienced in the use of carbon fiber coupled with relatively little excess capacity.  The prices paid by the Company for carbon fiber leveled in

1998 and decreased during 1999 through 2002, due to excess capacity in the carbon fiber manufacturing industry.  However, that trend reversed itself in the later part of 2003.  The Company experienced carbon fiber price increases in certain grades of carbon fiber prices during the later part of 2003 and through 2005, however, prices have not changed since early 2006.  Management is not able to predict the timing or extent of any future price changes for carbon fiber; however, the Company could be negatively impacted if carbon fiber prices continue to increase and the Company is not able to pass along these increases to its customers due to competition.

The Company also has relationships with other outside vendors for its additional carbon fiber needs through 2006 and beyond.  Depending on market conditions prevailing at the time and extent to which production at CFT meets expectations, the Company may face difficulties in obtaining adequate supplies of carbon fiber from external sources to provide for any carbon fiber needs not met internally.  If it appears that CFT is not likely to satisfy a significant portion of the Company’s needs or if it appears that there will not be adequate availability in the market, the Company may not have made arrangements in advance for the purchase of material amounts of carbon fiber from alternative sources.

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

Joint Venture Operating Carbon Fiber Facility

The Company started producing carbon fiber at its Evanston, Wyoming facility in 1998.  Since October 1999, this facility has been operated as a joint venture, 50% owned by each of the Company and SGL.  As a result of the operation of this facility through the joint venture, the Company is subject to business and financial risks, such as the risks that SGL will be unable to meet its obligations to the joint venture, that there will be operational difficulties resulting from the split ownership, raw material supply problems, changes in demand for carbon fiber based products, or that there will be differences of opinion between the joint venture partners as to future operations leading to an inability to make decisions when required, or to the making of decisions not in the best interests of both joint venture partners.

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

Potential Cash Flow Shortages

The Company has cash, cash equivalents and marketable securities totaling $15.2 million as of December 31, 2006.  Management anticipates that these sources of funds, when combined with cash flow generated from operations, will be sufficient to finance its business operations at least through 2007.  If the Company is not able to generate the expected cash flows from operations, the Company could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal executive offices are located in Poway, California (in the San Diego metropolitan area).  The Company’s golf shafts are manufactured at four separate facilities; one located in Poway, California, one located in Tijuana, Mexico, one in the Zhuhai economic development zone of the People’s Republic of China and one that is currently being built in Ho Chi Minh City, Vietnam.  The Company leases a 73,000 square foot facility in Poway, California for shaft manufacturing operations, graphite prepreg production and for its executive offices.  The Company also has leased an additional 52,000 square foot facility in Poway, California and plans to move its golf operations, executive offices and warehouse into this facility in 2007.  This would leave the graphite prepreg production at the original Poway facility and provide room for expansion.  The Mexico facility is also leased and comprises approximately 31,000 square feet.  The China facility is also leased and comprises approximately 88,000 square feet.  The Vietnam facility was built by the Company and operates under a 54 year land lease. The land is approximately 10,000 square meters and the building is comprised of approximately 64,000 square feet. The Company also may lease warehousing space when needed.  Currently, the Company leases warehousing space in the United States and in China.  In addition, the Company’s 50% joint venture, CFT, owns 14 acres of land in Evanston, Wyoming on which it operates a 50,000 square foot carbon fiber manufacturing plant.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

COMMON STOCK PERFORMANCE

	2006			2005
	Dividends			Dividends
	Declared	High	Low	Declared	High	Low
First Quarter	$0.15	$33.20	$25.80	$0.05	$18.71	$13.16

Second Quarter	$0.15	$35.16	$25.25	$1.10	$24.06	$17.52

Third Quarter	$0.15	$25.49	$13.79	$0.15	$27.83	$19.79

Fourth Quarter	$0.15	$16.48	$14.31	$1.15	$25.50	$21.21

All the prices above reflect the Company’s one-for-three reverse stock split, for shareholders of record at the close of business on June 3, 2002.  On March 9, 2007, the closing common stock price was $16.15, and there were approximately 167 common stockholders of record.  The company believes a significant number of beneficial owners also own Aldila stock in “street name.”

Aldila, Inc. common stock is traded on the NASDAQ Global Market, symbol:  ALDA.

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

The Company announced on July 28, 2006 that its Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock.  The shares will be repurchased from time to time in open market transactions at the Company’s discretion, subject to market conditions and other factors, including  imposed “black-out periods” during which the Company and its insiders are prohibited from trading in the Company’s common stock.  During the year, the Company used cash of approximately $1.2 million purchasing 75,596 shares of its common stock, with an average price paid of $16.11; however, the Company did not repurchase any shares during the fourth quarter of 2006.   The Company has approximately $3.8 million remaining under its current stock repurchase plan.

TOTAL RETURN GRAPH

The graph below matches the cumulative 5-year total return of holders of Aldila, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index, and a peer group of seventeen NASDAQ listed companies in SIC Codes 3940-3949 listed in footnote 1 below. The graph assumes that the value of the investment in the Company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on 12/31/2001 and tracks it through 12/31/2006. The information was provided by the Research Data Group, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Aldila, Inc., The NASDAQ Composite Index
And A Peer Group

*$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06

Aldila, Inc.	100.00	48.29	113.05	489.48	904.75	545.56
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
Peer Group	100.00	85.19	112.70	167.17	163.51	189.68

The stock price performance included in this graph is not necessarily indicative of future stock price performance

(1.) The seventeen companies included in the peer group (SIC Codes 3940-3949) are: Action Products International Inc, Aldila, American Sports Development Group Inc, BP International Inc, Ecom Ecom.com Inc, Escalade Inc, Gametech International Inc, Gaming Partners International Corp., Golfgear International Inc, Jakks Pacific Inc, LEW Corp., Marx Toys & Entertainment Corp., Natural Golf Corp., RC2 Corp., Simon Worldwide Inc, Sport-Haley Inc and Sports Arenas Inc.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006 (all numbers of securities reflect the Company’s one-for-three reverse stock split on June 3, 2002):

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders – 1994 Stock Incentive Plan	161,630	$13.41	28,473	439,446

Equity compensation plans not approved by security holders – 1992 Stock Option Plan (1)	—		—	20,167
Total	161,630		28,473	459,613

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

ALDILA, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	2006	2005	2004	2003	2002
Operating Results (Year ended December 31):

Net sales	$72,370	$76,978	$52,762	$37,807	$37,462
Cost of sales	48,087	47,368	34,786	30,586	32,828
Gross profit	24,283	29,610	17,976	7,221	4,634

Selling, general and administrative	10,731	9,741	8,237	6,989	7,334
Plant consolidation	—	—	—	—	300
Operating income (loss)	13,552	19,869	9,739	232	(3,000)

Interest (expense)	—	—	—	(23)	(94)
Interest income	714	639	148	46	22
Other income (expense), net	2,148	(53)	(88)	(94)	(84)
Impairment of investment in joint venture	—	—	—	(2,220)	—
Equity in earnings of joint venture	407	236	246	150	269

Income (loss) before income taxes	16,821	20,691	10,045	(1,909)	(2,887)
Provision (benefit) for income taxes	5,585	7,287	725	(183)	(43)

Net income (loss)	$11,236	$13,404	$9,320	$(1,726)	$(2,844)

Net income (loss) per common share-basic:	$2.04	$2.54	$1.85	$(0.35)	$(0.57)

Net income (loss) per common share, assuming dilution:	$2.01	$2.46	$1.77	$(0.35)	$(0.57)

Selected Operating Results
As a Percentage of Net Sales:

Gross profit	33.6%	38.5%	34.1%	19.1%	12.4%
Selling, general and administrative	14.8%	12.7%	15.6%	18.5%	19.6%
Operating income	18.7%	25.8%	18.5%	0.6%	8.0%
Net income (loss)	15.5%	17.4%	17.7%	(4.6)%	(7.6)%

Financial Position (at December 31):

Working capital	$36,050	$28,805	$25,977	$15,181	$13,162
Total assets	55,896	48,089	42,075	29,013	31,159
Total stockholders’ equity	49,326	38,551	35,061	24,446	26,353

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations.  The Company did not have any off balance sheet arrangements as of December 31, 2006 and 2005.  The Company’s significant accounting estimates identified are, revenue recognition, accounts receivables and inventory valuation.  The Company is disclosing segment information for two segments.  The Company has historically considered its operations to be comprised of one business segment. However, due to the significance of its external sales of prepreg in the first quarter of 2006, a trend which management believes will continue, the Company believes its business to be comprised of two operating segments, Composite Products and Composite Materials.  The Company began reporting two segments for the first quarter of 2006.  Composite Products is comprised sales of golf shafts, hockey sticks and other composite products. Composite Materials is comprised of external sales of prepreg products in the forms of uni-tapes, fabrics and film adhesives along with contributions from its interest in CFT.

Significant Accounting Estimates

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America.  As such, the Company is required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The significant accounting policies, which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return shafts for breakage within a limited time after delivery.  We track such shaft returns, and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns at the time sales are made.  The Company believes that any shafts returned for breakage will be returned within three years of the initial sale of the shaft.  The Company estimates in regards to total actual returns, that 50% will be returned in the first year after sale, 30% in the second year after sale and the remaining 20% in the third year after sale, assuming a mid-year convention.  The Company’s breakage return rate has been between .17% and 1.09% (breakage returns divided by sales dollars) for the past ten years.  The Company has historically utilized a four-year moving average of the breakage return rate to record its estimated liability.  The four-year average utilized in the accrual estimate as of December 31, 2006 is .24%.   The Company’s breakage return rate has declined over the past years.  The highest four-year average over the past ten years has been 1.01%.  If the Company were to use 1.01% in estimating its liability as of December 31, 2006, it would have the effect of increasing the liability by approximately $1.2 million, which would be recorded in cost of goods sold.  While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.  The Company estimates its allowance for doubtful accounts on a monthly basis, by reviewing all amounts owed to the Company and focusing on those amounts that are greater than 60 days past due.  The Company reviews the customers that have amounts greater than 60 days past due and where appropriate reserves for the receivable amount.  As of December 31, 2006, the Company estimated this amount to be approximately $36,000.  If the Company were to reserve for the total amount greater than 60 days past due, it would increase the allowance by approximately $161,000, which would be recorded in administrative expense.

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

The Company’s reserve methodology consists of the following: reviewing on hand inventories of our top customers and comparing inventories to historical sales trends and anticipated sales forecasts.  A 100% reserve is established for all shafts that are deemed to be obsolete.  Raw materials are reviewed based upon estimated future production and when appropriate, reserves are established.  Shafts that are designated for rework (parts that need additional work) are reviewed and when appropriate reserves are established.  The final analysis is to review inactive inventory, and apply reserves to parts that were not included in the other analyses and have been inactive in the system for a period of twelve months.  The Company’s average reserve percentage compared to gross inventory has been approximately 16% for the past five years.  In the past five years, the highest reserve percentage was approximately 30% and the lowest reserve percentage was approximately 8%.  The Company’s reserve percentage as of December 31, 2006 is 9%.   See the estimated impact below to cost of goods sold, utilizing the different reserve rates above:

(Amounts below in thousands)

	Highest		Average	Lowest
Gross inventory as of 12/31/06	$15,061		$15,061	$15,061
Reserve rate	30	%(a)	16%	8%
Estimated reserve	4,568		2,410	1,161
Recorded Reserve as of 12/31/06	1,370		1,370	1,370
Impact to costs of goods sold	$3,198		$1,040	$(209)

(a) This was the Company’s highest rate; the second highest rate in the past five years was 21%.

In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure that our forecasts of future product demands are reasonable, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results.  The increase in inventory in the current year was attributed to an increase in finished goods, with the majority of that increase being Aldila branded shafts.  However, the Company’s reserve percentage as compared to gross inventories has remained consistent with prior year.  The Company continues to look at ways of minimizing its inventory levels and to be more efficient.  As the Company continues to try and reduce its carrying levels of its work-in-process and finished goods inventory, it should have the effect of further reducing the amount of its inventory reserves.

Overview - Business Conditions

Composite Products

The Composite Products segment is mainly comprised of graphite golf shafts and, to a lesser extent, hockey sticks.  The graphite shaft market consists of customized OEM production shafts, both premium and value and Aldila branded and co-branded shafts.  The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and to distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the customized OEM production shafts sold to club manufacturers.  The Company introduced the Aldila NVTM in 2003, featuring the Company’s exclusive Micro Laminate Technology™.  The NVTM has had numerous Tour victories.  The Company introduced NV™ line extensions in 2004, including the NVS™, NV ProtoPype™, Pink NV™, NV™ Irons and NV™ Hybrid shafts.  The Company began shipping its newest shaft offering – the VS ProtoTM and the VS ProtoTM Hybrid in 2006.  The VS ProtoTM was used by the winner of the 2006 U.S. Open and is quickly becoming Aldila’s single most popular shaft model on Tour.  As with the NV ProtoPypeTM, the VS ProtoTM is a high performance shaft featuring carbon nanotubes as well as aerospace carbon fibers and Aldila’s exclusive high performance resin system.  In addition, the Company unveiled the new VS ProtoTM Hybrid shaft for high-end hybrid clubs.  The Company’s sales of the VS ProtoTM shaft line have exceeded the first year sales of our NVTM shaft line over a comparable period of time.   In 2006, PGA Tour, LPGA Tour and Nationwide Tour professionals using Aldila NVTM or VS ProtoTM shafts in their clubs have won a total of 32 Tour events.  The Aldila VS ProtoTM and NVTM Hybrid shafts combined have been the number one hybrid shafts at every event this year on the PGA Tour, according to the Darrell Survey Company.  In addition, Aldila Hybrid shafts won the Annual Golf Magazine Club Test for 2006.  Forty club testers evaluated hybrid clubs for Golf Magazine and clubs featuring Aldila Hybrid shafts received the highest rating in every category for hybrid clubs. Overall the Aldila shafts helped give the testers the best feel, playability, forgiveness and distance with their hybrids compared to the competition.  As the 2007 PGA Tour has began, Aldila was once again the leading shaft manufacturer represented at the Mercedes Championship, winning both the wood and hybrid shaft count.  The Company also recorded its first win of the year at the recent Sony Open with the winner using an Aldila NVTM shafted driver.  Paula Creamer, who is a member of the Aldila advisory staff, won the SBS Open playing her customary pink NVTM.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

The Company continues to maintain a broad customer base in both the OEM production shaft and branded shaft market segments and competes aggressively with both United States and foreign-based shaft manufacturers for OEM production shafts and branded shafts.  However, the Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2006, net sales to Ping, Acushnet Company and Callaway Golf represented 18%, 17% and 15% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2007.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad range of its club manufacturer customers.  Golf club companies regularly introduce new clubs, frequently containing innovations in design.  Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies.  While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do.  The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods when no other club offers a high level of new sales to replace the lost sales.

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s average selling price decreased by 64% from December 31, 1990 through December 31, 2002.  The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts.  Beginning in 2003, the Company was able to achieve higher average selling prices as it enjoyed increasing success in the branded segment of the business.  In late 2004, the Company began to see its OEM customers choose co-branded shafts for their stock offerings.  The introduction of co-branded shafts and the continued success in the branded segment had the effect of increasing the Company’s average selling prices over the last few years.  The Company’s average selling price increased by approximately 70% for the year ended December 31, 2006 as compared to the comparable period in 2002.  However, the Company’s average selling price decreased by 6% for the year ended December 31, 2006 as compared to the comparable period in 2005.  The percentage of the total branded and co-branded shaft revenue to total Composite Products revenue decreased to 46% for the year ended December 31, 2006 as compared to 58% for the year ended December 31, 2005.  As the Company’s branded and co-branded shafts typically sell at higher selling prices than OEM production shafts, a significant change in product mix in any one period will have the effect of increasing or decreasing the average selling price of shafts sold.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

  The Company’s response to the pricing pressure it faced during the 1990’s, and continues to face in the OEM production shaft segment, has been to vertically integrate, reduce its cost structure and to focus on continued penetration of the branded and co-branded shaft segments.  The vertical integration began in 1994 when the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  See Composite Materials.  In addition to the Company’s efforts to reduce its costs through vertical integration, the Company also reduced its cost structure by shifting more of its shaft production to lower cost labor markets, such as Mexico, China and in 2007, Vietnam.

In addition to golf shafts, the Company also manufactures hockey sticks for one customer.  The Company began manufacturing and selling hockey sticks in 2002.  The Company has not seen a significant increase in sales of hockey sticks and is not satisfied with current status of its hockey business.  The Company does not see the hockey business as being material to the Company in the future.  The percentage of hockey shaft revenue to total Composite Products revenue was 3% for the year ended December 31, 2006 as compared to 2% for the year ended December 31, 2005.

Composite Materials

The Composite Materials segment is comprised of external sales of prepreg, film adhesives, fabrics and other materials and the contribution provided by the Company’s 50% owned interest in CFT.  The Company has never tracked inter-segment sales and has always looked at the contribution provided by Composite Materials based upon the external sales of materials.  The Company records all shared cost to Composite Products and allocates certain costs for segment reporting, such as shipping, purchasing and other administrative costs based upon the net revenues of each segment.  Costs that are specific to one segment are charged directly to the respective segment.

The Company began the manufacture of composite materials in 1994.  Initially, the prepreg produced was mainly consumed by the Composite Products segment.  The Company’s external sales of prepreg and other materials have increased over the past several years.  Sales of prepreg as a percentage of net sales were 12% year ended December 31, 2006 as compared to 10% for 2005.  In the second half of 2005, the Company purchased a second resin filmer.  The addition of a second resin filmer provides additional supply of resin film, which is one of the key raw materials in the production of prepreg.  The increase in resin film capacity enables the Company to add additional capacity to the Company’s prepreg composite manufacturing operations as well as provide increased capacity for film products.  In addition, it provides capacity protection should the Company encounter problems with its other resin filmer.  The Company has completed the installation of its sixth prepreg tape line, which enables it to support anticipated growth for shaft and prepreg sales.   In addition, an additional wide prepreg tape line will be installed late this year to add further capacity to support anticipated growth in this business segment.

The Company continues to look for opportunities to sell its prepreg and film adhesive products to other fabricators of products manufactured from composite materials.  The Company has achieved some success in these areas and management believes that growth opportunities in these areas will continue to exist. In addition, management believes that vertical integration through its prepreg operation has been successful to date and is allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.

In addition to vertical integration through prepreg, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber in 1998, which is a significant raw material used in the prepreg production process.  During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of prepreg used for graphite shaft production. During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products.  On October 29, 1999, SGL purchased a 50% interest in the Company’s carbon fiber manufacturing operation.

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

CFT purchased substantially all of its raw acrylic fibers for the carbon fiber operation from one supplier for the years 2000 through 2006.  Previous to 2000, the Company purchased raw acrylic fibers from another supplier who in May 2005, filed bankruptcy and announced its intention to cease producing acrylic fibers, which left CFT in a true sole source position.  The assets of this previous supplier are now owned by China Bluestar who continues to operate the business.  There is no certainty that China Bluestar will be successful.  CFT is continuing to pursue alternate sources of supply for this material and has run several trials with results that are encouraging.  The current supplier of precursor has recently notified CFT that it does not intend to continue to supply precursor beyond late October 2007.  CFT management projects that precursor in inventory when supply ends from the current supplier should carry the operation through the first half of 2008.  However, if the current supplier is unable to deliver and CFT cannot qualify and source material from a new supplier prior to this event, it could have a material adverse effect on the Company’s business.

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

Results of Operations

2006 Compared to 2005

Net Sales

	2006	2005	Chg	% Chg
Composite Products	$63,479	$69,561	$(6,082)	(9)%
Composite Materials	8,891	7,417	1,474	20%
Total Net Sales	$72,370	$76,978	$(4,608)	(6)%

Net sales decreased by $4.6 million for 2006 from 2005.  The decrease in sales was attributed to a decrease in Composite Product sales, which were partially offset by an increase in Composite Materials sales.  The decrease in the Composite Product sales is mainly attributed to a change in product mix in 2006 as compared to 2005.  The Company’s average selling price of golf shaft sales decreased by 6% for the year and overall units declined by 4%. There were decreases in sales of branded and co-branded products, which were partially offset by increases in OEM products.  Branded golf shaft sales declined by 19% and co-branded golf shaft sales declined by 44%, which were partially offset by an increase in OEM stock type shaft sales of 16%.  Branded and co-branded golf shaft sales declined to 46% of Composite Products sales in 2006 from 58% in 2005.  The decreases in branded and co-branded were attributed to a relatively weak demand of driver club units, which represent the best opportunities for branded and co-branded products.  Composite Materials sales increased by $1.5 million, or a 20% increase.  Composite Materials have increased to approximately 12% of the Company’s consolidated net revenues.  The Company believes that these sales will continue to increase and is installing an additional wide prepreg tape line at the end of 2007 to support this anticipated growth.

Gross Profit

	2006	2005	Chg	% Chg
Composite Products	$20,577	$27,271	$(6,694)	(25)%
Composite Materials	3,706	2,339	1,367	58%
Total Gross Profit	$24,283	$29,610	$(5,327)	(18)%

Total gross profit decreased by approximately $5.3 million, or 18% in 2006 as compared to 2005.  The decrease in gross profit was primarily attributed to a decrease in gross profit of Composite Products, which was partially offset by an increase in gross profit of Composite Materials.  The decrease in Composite Products gross profit was mainly attributed to the decrease in branded and co-branded sales in 2006 as compared to 2005.  Composite Products gross margin decreased to 32% for 2006 as compared to 39% for 2005.  The Composite Materials gross profit increased by approximately $1.4 million, or 58%, in 2006 as compared to 2005.  The increase is mainly attributed to an increase in contribution provided by the operations of CFT and the increase in gross profit provided by the sales of external materials.  The Company’s gross profit was negatively affected by additional inventory reserves of $811,000 in 2006 as compared to $710,000 in 2005.  The increase in reserves in 2006 and 2005 were offset by the sales of product that was fully reserved for of $22,000 in 2006 and $147,000 in 2005.  The net effect of the inventory reserve adjustments was a decrease in gross profit of $789,000 in 2006 and a decrease in gross profit of $563,000 in 2005.

Operating Income

	2006	2005	Chg	% Chg
Gross profit	$24,283	$29,610	$(5,327)	(18)%

Selling, General & Administrative (“SG&A) Expense
Composite Products	10,104	9,127	977	11%
Composite Materials	627	614	13	2%
Total SG&A	10,731	9,741	990	10%

Operating Income
Composite Products	10,474	18,144	(7,671)	(42)%
Composite Materials	3,078	1,725	1,354	78%
Operating Income	$13,552	$19,869	$(6,317)	(32)%
Operating Margin	19%	26%	(7)%

Operating income decreased by approximately $6.3 million, or 32%, in 2006 as compared to 2005.  The decrease was attributed to a decrease in gross profit and an increase in SG&A.  The Company’s SG&A expenses increased by approximately $990,000 in 2006 as compared to 2005.  SG&A increased as a percentage of revenues to 15% in 2006 as compared to 13% for 2005.  The increase was primarily attributed to the increased costs in selling, advertising, marketing and tour support of the Company’s branded and co-branded product.  Such costs increased by 35% in 2006 as compared to 2005.  The Company anticipates that this spending will remain flat in 2007.  In addition, other administrative expense increased by 14% in 2006 as compared to 2005.  The Company anticipates these costs may increase slightly in 2007 due to having a full years worth of operations in Vietnam.  These increases in SG&A were partially offset by a decrease in the Company’s incentive expenses, which is comprised of bonuses, employee benefits and stock-based compensation expense. Incentive expenses decreased by approximately 65% in 2006 as compared to 2005.  The Company’s stock-based compensation expense was $255,000 in 2006 as compared to $0 in 2005.  Although incentive expenses decreased in 2006, the Company anticipates that stock-based compensation expense will increase in the future to the extent that the Company’s Board of Directors approves additional grants of equity awards to employees and directors of the Company.  In addition, each May there is an automatic grant of options to the external directors of the Company.  The Company’s corporate costs increased by 21% in the current year, although the Company’s Sarbanes-Oxley section 404 (“SOX”) compliance work decreased slightly in the year.  The Company spent $498,000 on SOX in 2006 as compared to $603,000 in 2005.  The Company has established an internal audit department in 2006 and hopes to use more internal resources in 2007 to complete the SOX compliance work.  Such compliance costs are ongoing and the Company anticipates spending between $300,000 to $400,000 in 2007 for its SOX compliance efforts.

Other Income

	2006	2005	Chg	% Chg

Operating income	$13,552	$19,869	$(6,317)	(32)%

Interest income	714	639	75	12%
Other, net	2,148	(53)	2,201	4,153%
Equity in earnings of joint venture	407	236	171	72%
Total other income	3,269	822	2,447	298%
Income before income taxes	$16,821	$20,691	$(3,870)	19%

Other Income increased by approximately $2.5 million for 2006, or 298%, as compared to 2005.  The Company benefited from a settlement as a class member in a civil suit against certain carbon fiber producers in the amount of $2.2 million, which is recorded in other, net.  In addition, the Company benefited from an increase in earnings from its equity investment in CFT.

Income Taxes

	2006	2005	Chg	% Chg
Income before income taxes	$16,821	$20,691	$(3,870)	19%
Provision for income taxes	5,585	7,287	(1,702)	(23)%
Net income	$11,236	$13,404	$(2,168)	(16)%
Effective tax rate	33%	35%	2%
Profit margin	16%	17%	(1)%

The Company recorded a provision for income taxes in the amount of $5.6 million in 2006 as compared to $7.3 for 2005.  The Company’s effective tax rate was 33% in 2006 as compared to 35% in 2005.  The Company’s decrease in its effective tax rate was primarily attributed to research and developmental (“R&D”) tax credits that were taken in the fourth quarter.  The Company undertook a project, with the assistance of consultants who specialize in R&D tax credits, during the year to review the past credits taken and the methodology used to compute them.  The Company in recent years has increased its R&D efforts in material, resin and graphite shaft technology.  The increase in efforts has had the effect of increasing the Company’s R&D tax credits.  The benefit to the effective tax rate was approximately 2% in the current year.  The Company does not anticipate this benefit to be as significant going forward. The Company estimates that its effective tax rate going forward will be between 35% and 38%.

2005 Compared to 2004

Net Sales

	2005	2004	Chg	% Chg
Composite Products	$69,561	$48,312	$21,249	44%
Composite Materials	7,417	4,450	2,967	67%
Total Net Sales	$76,978	$52,762	$24,216	46%

 Net sales increased by $24.2 million for 2005 from 2004.  The increase was mainly attributed to a $21.2 million increase in Composite Products sales, and to a lesser extent an increase in Composite Materials sales of $3.0 million.  The increase in Composite Products sales was attributed to increases in sales of branded and co-branded golf shafts.  Branded golf shaft sales increased 73% in 2005 as compared to 2004, which was mainly attributed to the success of the Company’s NVTM family of shafts.  Co-branded golf shaft sales increased 1,387% in 2005 as compared to 2004.  The increased branded and co-branded sales are mainly attributed to demand from first and second tier club companies to these shafts in their driver, fairway and hybrid club models.  Total golf shaft unit sales increased by approximately 13% for 2005 from 2004.  The average selling price of shafts sold increased by approximately 33% for 2005 from 2004, which was attributed to the increased branded and co-branded shaft sales in the product mix.  Composite Material sales increased by approximately 67% in 2005 from 2004 and represented 10% of the Company’s net sales for 2005.  The Company added a new resin filmer, which was operational in the first quarter of 2006.

Gross Profit

	2005	2004	Chg	% Chg
Composite Products	$27,271	$17,505	$9,766	56%
Composite Materials	2,339	471	1,868	397%
Total Gross Profit	$29,610	$17,976	$11,634	65%

Gross profit increased by approximately $11.6 million for 2005 from 2004.  The Company’s gross profit margin increased to 38% in 2005 from 34% in 2004.  The increase in gross profit was mainly attributed to the increased gross profit contributed by Composite Products and to a lesser extent a gross profit increased provided by Composite Materials.  The increase in sales of the Company’s branded and co-branded products, which typically have higher gross margins than that of the Company’s other Composite Products, were the reason for the increased gross profit in Composite Products.  In addition, the Company’s gross profit was negatively affected by additional inventory related reserves of approximately $710,000 in 2005, versus an increase of  $97,000 in 2004.  The increase in reserves in 2005 and 2004 were offset by the sales of product that was fully reserved for of $147,000 in 2005 and $285,000 in 2004.  The net effect of the inventory reserve adjustments was a decrease in gross profit of $563,000 in 2005 and an increase in gross profit of $186,000 in 2004.

Operating Income

	2005	2004	Chg	% Chg
Gross profit	$29,610	$17,976	$11,634	65%

Selling, General & Administrative (“SG&A) Expense
Composite Products	9,127	7,796	1,331	17%
Composite Materials	614	441	173	39%
Total SG&A	9,741	8,237	1,504	18%

Operating Income
Composite Products	18,144	9,709	8,435	87%
Composite Materials	1,725	30	1,695	5662%
Operating Income	$19,869	$9,739	$10,130	104%
Operating Margin	26%	18%	8%

Operating income increased by approximately $10.1 million for 2005 from 2004.  The increase was primarily attributed to the increase in gross profit.  The Company’s selling, general and administrative (“SG&A”) expenses increased by approximately $1.5 million in 2005 as compared to 2004.  The increase was primarily attributed to the increased costs associated with being a publicly traded company.  The Company’s corporate costs increased by 130%, with the majority of the increase attributed to Sarbanes-Oxley section 404 (“SOX”) compliance work, which was being performed with the assistance of outside consultants.  The Company spent approximately $603,000 in 2005 for its SOX compliance efforts.  In addition to the increase in corporate expenses, the Company had higher SG&A costs related to incentive expenses and sales and marketing expenses.  SG&A decreased as a percentage of net sales to 13% in 2005, from 16% in 2004.

Other Income

	2005	2004	Chg	% Chg

Operating income	$19,869	$9,739	$10,130	104%

Interest income	586	60	526	877%
Equity in earnings of joint venture	236	246	(10)	(4)%
Total other income	822	306	516	169%
Income before income taxes	$20,691	$10,045	$10,646	106%

Other Income increased by approximately $516,000 for 2005 from 2004.  The increase was attributed to the interest income the Company realized on its invested cash balances.

Income Taxes

	2005	2004	Chg	% Chg
Income before income taxes	$20,691	$10,045	$10,646	106%
Provision for income taxes	7,287	725	6,562	905%
Net income	$13,404	$9,320	$4,084	44%
Effective tax rate	35%	7%	28%
Profit margin	17%	18%	(1)%

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities (“cash”) decreased by approximately $639,000 for 2006 as compared to 2005.  The decrease in cash was attributed to changes in working capital, capital spending, dividend payments and repurchases of common stock, which were partially offset by net income, issuance of common stock, depreciation and amortization and benefit from the exercise of stock options.  The majority of the cash used for working capital was attributed to an increase in restricted cash of $1.4 million, increases in accounts receivable of $1.6 million and inventories of $1.3 million and decreases in accounts payable and accrued expenses of $3.0 million.

The restricted cash is associated with cash on deposit in China for customs duties and taxes based upon raw materials imported.  The Company’s custom status was downgraded during 2006.  The Company anticipates that it will regain its previous status in the second half of 2007, however, their can be no guarantee the Company will regain its previous customs status.  The Company’s average days outstanding of its accounts receivable increased to 45 days in 2006 as compared to 36 in 2005.  The increase is mainly attributed to the timing of sales in 2006 as compared to 2005 and to a slower paying customer mix in 2006 as compared to 2005.  The Company does not anticipate any problems in collecting its accounts receivable balance as of December 31, 2006.  The increase in inventories was mainly attributed to increases of the Company’s branded products in finished goods.  Cash provided by operating activities in 2006 was approximately $4.5 million, compared to approximately $10.4 million in 2005.

The Company used $4.6 million for capital expenditures during 2006.  Composite Products capital expenditures were $3.2 million in 2006, with the majority of that being attributed to the expansion in Vietnam.  Composite Materials capital expenditures were $1.4 million in 2006.  The capital expenditures in Composite Materials was attributed to the remaining payments on the resin filmer installed in the first quarter of 2006 and sixth prepreg tape line installed at the end of 2006.  The capital expenditures of the Composite Materials segment also support the Composite Products segment. Management anticipates capital expenditures will approximate between $4.0 million and $6.0 million for 2007.  The increase in capital spending will be used to support the Company’s growth in the Composite Materials business, finish the expansion in Vietnam and relocate the Company’s corporate offices, warehousing and other departments into one building.  The Company received income tax distributions from CFT totaling $169,000 in 2006 compared to $400,000 in 2005.  Future distributions from CFT must be agreed upon by both joint venture partners prior to any distribution being made.

The Company paid $3.3 million in dividend payments in 2006 as compared to $13.1 million in 2005.  The Company declared and paid four $0.15 per share quarterly dividends in 2006.  The Company declared and paid two special $1.00 per-share dividends in 2005, which were not paid in 2006.  In addition, the Company repurchased 75,596 shares of its common stock in the open market during 2006, which resulted in a use of cash of $1.2 million.  The Company’s dividend policy and stock repurchase policy are discussed quarterly during the Company’s board of directors meetings and subject to board approval.  The Company has $3.8 million remaining that can be repurchased against its current approved stock buyback plan.

Contractual Obligations

	Payments Due by Period (thousands)
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating leases (a)	$1,348	$3,015	$1,116	$180	$5,659
CFT Fixed Costs (b)	1,600	3,200	3,200	—	8,000
Total	$2,948	$6,215	$4,316	$180	$13,659

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk relating to interest rate risk is not material.  The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in the Mexican peso, the Chinese renminbi and the Vietnamese dong.  Based on historical movements of these currencies, the Company does not believe that reasonably possible near-term changes in these currencies will have a material adverse effect on the Company’s financial position or results of operations.  In addition, the Company does not engage in hedging activities to protect from this potential risk.  The Company believes that its business operations are not exposed to market risk relating to commodity price risk or equity price risk.

Item 8.  Financial Statements and Supplementary Data

The information required as to this Item is incorporated by reference from the consolidated financial statements and supplementary data listed in Item 15 of Part IV of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, Aldila management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Aldila required to be included in Aldila’s periodic filings under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act).  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control – Integrated Framework.  Based on the assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, an independent registered public accounting firm, as stated in its report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Aldila, Inc.

Poway, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Aldila, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Aldila, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Aldila, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, Aldila, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity, and cash flows of Aldila, Inc., and our report dated March 9, 2007 expressed an unqualified opinion thereon.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

March 9, 2007

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required as to this Item is incorporated by reference from the section headed “Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders for the year ended December 31, 2006, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report (“2007 Proxy Statement”).

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

Item 11.  Executive Compensation

The information required as to this Item is incorporated herein by reference from the data under the caption “Executive Compensation” in the 2007 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required as to this Item is incorporated herein by reference from the data under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required as to this Item as it pertains to Director Independence is incorporated by reference from the section headed “Election of Directors” in the 2007 Company’s Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required as to this Item is incorporated herein by reference from the data under the caption “Independent Accountant Fees” in the 2007 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)          Documents included as part of this report:

1.                                       The consolidated financial statements for the Registrant are included in this report.

Consolidated Balance Sheets at
December 31, 2006 and 2005;

Consolidated Statements of Operations for
the years ended December 31,
2006, 2005 and 2004;

Consolidated Statements of Stockholders’ Equity
for the years ended December 31, 2006,
2005 and 2004;

Consolidated Statements of Cash Flows
for the years ended December 31,
2006, 2005 and 2004;

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.                                       Schedule IIC Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.                                       See the Index to Exhibits on page 52 of this Form 10-K.  Financial statements of subsidiaries not consolidated and fifty percent or less owned persons, management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits.

(b)         Exhibits required by Item 601 of Regulation S-K.

See item (a) 3 above.

(c)          Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3, which include separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.

See item (a) 3 above.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,182	$15,821
Restricted cash	1,444	—
Accounts receivable	8,862	7,233
Income taxes receivable	1,237	895
Inventories	13,691	12,387
Deferred tax assets	1,360	1,352
Prepaid expenses and other current assets	795	625
Total current assets	42,571	38,313

PROPERTY, PLANT AND EQUIPMENT	8,794	5,570

INVESTMENT IN JOINT VENTURE	3,091	2,895

DEFERRED TAXES	1,144	1,051

OTHER NON-CURRENT ASSETS	296	260

TOTAL ASSETS	$55,896	$48,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,479	$6,294
Accrued expenses	2,042	3,214
Total current liabilities	6,521	9,508

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	49	30
Total liabilities	6,570	9,538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,524,250 shares as of December 31, 2006 and 5,395,523 shares as of December 31, 2005	55	54
Additional paid-in capital	49,903	47,041
Accumulated deficit	(632)	(8,544)
Total stockholders’ equity	49,326	38,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,896	$48,089

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended
	December 31,
	2006	2005	2004

NET SALES	$72,370	$76,978	$52,762
COST OF SALES	48,087	47,368	34,786
Gross profit	24,283	29,610	17,976

SELLING, GENERAL AND ADMINISTRATIVE	10,731	9,741	8,237
Operating income	13,552	19,869	9,739

OTHER INCOME (EXPENSE):
Interest income	714	639	148
Other, net	2,148	(53)	(88)
Equity in earnings of joint venture	407	236	246

INCOME BEFORE INCOME TAXES	16,821	20,691	10,045
PROVISION FOR INCOME TAXES	5,585	7,287	725

NET INCOME	$11,236	$13,404	$9,320

NET INCOME PER COMMON SHARE, BASIC	$2.04	$2.54	$1.85

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$2.01	$2.46	$1.77

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,518	5,273	5,027

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,591	5,457	5,255

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Accumulated Deficit	Total
Balance at January 1, 2004	4,885	$48	$41,803	$(17,405)	$24,446

Repurchases of common stock	(55)	—	(295)		(295)

Common stock issued upon stock option exercises, including income tax benefits of $917	297	3	2,356		2,359

Dividend payments				(769)	(769)

Net income				9,320	9,320

Balance at Deccember 31, 2004	5,127	51	43,864	(8,854)	35,061

Common stock issued upon stock option exercises, including income tax benefits of $1,799	268	3	3,177		3,180

Dividend payments				(13,094)	(13,094)

Net income				13,404	13,404

Balance at December 31, 2005	5,395	54	47,041	(8,544)	38,551

Repurchases of common stock	(75)	(1)	(1,210)		(1,211)

Stock-based compensation			255		255

Common stock issued upon stock option exercises, including income tax benefits of $1,549	204	2	3,817		3,819

Dividend payments				(3,324)	(3,324)

Net income				11,236	11,236

Balance at December 31, 2006	5,524	$55	$49,903	$(632)	$49,326

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	December 31,

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,236	$13,404	$9,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,322	1,275	1,422
Stock-based compensation	255	—	—
Loss (gain) on disposal of fixed assets	43	(5)	32
Undistributed income of joint venture, net	(365)	(223)	(285)
Changes in assets and liabilities:
Restricted cash	(1,444)	—	—
Accounts receivable	(1,629)	(2,019)	(601)
Inventories	(1,304)	(4,095)	(514)
Deferred tax assets	(101)	(199)	(2,204)
Prepaid expenses and other assets	(227)	(392)	52
Accounts payable	(1,815)	2,081	1,146
Accrued expenses	(1,172)	433	1,320
Income taxes payable/receivable	(342)	118	(1,013)
Deferred rent and other long-term liabilities	19	10	(19)
Net cash provided by operating activities	4,476	10,388	8,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,570)	(1,565)	(1,871)
Proceeds from sales of property, plant and equipment	2	10	3
Investment in marketable securities	—	—	(4,971)
Proceeds from sales of marketable securities	—	4,971	—
Distributions from joint venture	169	400	1,500
Net cash (used for) provided by investing activities	(4,399)	3,816	(5,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(1,211)	—	(295)
Benefit from exercise of stock options	1,549	1,799	917
Proceeds from issuance of common stock	2,270	1,381	1,442
Dividend payments	(3,324)	(13,094)	(769)
Net cash (used for) provided by financing activities	(716)	(9,914)	1,295

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(639)	4,290	4,612
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,821	11,531	6,919
CASH AND CASH EQUIVALENTS, END OF YEAR	$15,182	$15,821	$11,531

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$4,480	$5,813	$3,095

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company – Aldila, Inc. (a Delaware Corporation) (the “Company”) designs, manufacturers and markets graphite golf club shafts for sale principally in the United States.  In addition, the Company sells composite prepregs and other related materials and a limited amount of hockey sticks.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Aldila Materials Technology Corporation (“AMTC”), Aldila Golf, and Aldila Golf’s subsidiaries, Aldila de Mexico, Aldila Carbon Fiber Products Company Ltd and Aldila Composite Products Company Ltd.   All intercompany transactions and balances have been eliminated in consolidation.  The Company accounts for its joint venture investment in Carbon Fiber Technology LLC (“CFT”) under the equity method of accounting.

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

Revenue Recognition – The Company recognizes revenues from product sales upon transfer of title to the customer at the time of shipment.  The Company also offers discounts to certain customers based on early payment.  Sales to these customers are recognized on a gross basis, and sales discounts are recorded at the time the discount is taken by the customer.  Recording revenue net of discounts would not have a significant effect on net sales or on the net realizable value of accounts receivable.  Sales discounts for the years ended December 31, 2006, 2005 and 2004 were $303,000, $554,000 and $328,000, respectively, representing less than 1% of gross revenues.  The Company monitors the significance of these amounts.

Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has not historically experienced losses on such investments.

Restricted Cash  –  The Company had restricted cash in the amount of $1.4 million as of December 31, 2006, all of which is classified as current.  The $1.4 million is foreign restricted currency maintained in a separate bank account at the Bank of China, under the name of its Chinese subsidiary to support the import and export activities in China.  The restriction requirement occurred due to customs infractions during inspections carried out by the local customs office in Zhuhai that resulted in the Company’s custom import status being downgraded during the second quarter of 2006.  The downgrade is not necessarily permanent and the Company believes that it will be able to apply for a status review during the second quarter of 2007.

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

Accounts Receivable – The Company sells graphite golf club shafts primarily to golf club manufacturers and distributors on credit terms.  The Company also sells hockey sticks to one customer and composite prepregs to manufacturers of other composite based products on credit terms.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a monthly review of the current status of outstanding customer balances.  Historically, credit losses have been minimal in relation to the credit extended.

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

Advertising – The Company advertises primarily through print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2006, 2005 and 2004 were $1.4 million, $1.2 million and $1.2 million, respectively.

Shipping and Handling Costs - Shipping and handling costs are classified as cost of sales.

Research & Development (“R&D”) – The Company performs internal research and development efforts. Research and development expenses were approximately $2.5 million, $2.4 million and $1.7 million for 2006, 2005 and 2004, respectively.

Foreign Currency Translation – The Company’s foreign subsidiaries are a direct and integral component or extension of the parent company’s operation.  The daily operations of foreign subsidiaries are dependent on the economic environment of the parent’s currency.  In addition, the changes in the foreign subsidiary’s individual assets and liabilities directly affect the cash flow of the parent company.  The functional currency of foreign subsidiaries is the US dollar.  During the years ended December 31, 2006, 2005 and 2004, net foreign currency transaction gains and losses included in the Company’s Statements of Operations were insignificant.

Common Stock and Earnings Per Share (“EPS”) – Earnings per share - basic is calculated based upon the weighted average number of shares outstanding during the year, while diluted also gives effect to all potential dilutive common shares outstanding during each year such as options, restricted stock, warrants and other contingently issuable shares.

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

Accounting for Stock Based Compensation – At December 31, 2006, the Company has two stock-based compensation plans, which are described more fully in Note 8. Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  In accordance with SFAS 123R, the Company records compensation expense for Restricted Stock Awards based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the number of awards expected to vest. The number of awards expected to vest is based on the number of awards granted adjusted by estimated forfeiture rates. The total compensation cost is then recognized ratably over the vesting period.

Concentration Risk - The Company maintains some of its cash in bank deposit accounts which may be uninsured or exceed the federally insured limits.  No losses have been experienced related to such accounts.  The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentration of credit risk on cash.

Recently Issued Accounting Pronouncements -  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This new guidance addresses how a registrant should quantify the effect of errors on the financial statements based on their impact to both the balance sheet and the income statement in order to determine materiality. The interpretations in this SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  The guidance provides for a one-time cumulative effect adjustment to correct for misstatements and errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The application of SAB 108 did not have an effect on the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not assessed the impact on its consolidated financial statements, if any.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for the Company beginning January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

Reclassifications – Certain reclassifications have been made to prior years’ disclosures to conform to current year classifications.

2.              ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consist of the following (in thousands):

	2006	2005

Trade accounts receivable	$8,898	$7,251
Less: allowance for doubtful accounts	(36)	(18)
Accounts receivable	$8,862	$7,233

3.              INVENTORIES

Inventories at December 31 consist of the following (in thousands):

	2006	2005

Raw materials	$8,364	$8,447
Work-in-process	1,204	1,279
Finished goods	4,123	2,661
Inventories	$13,691	$12,387

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consists of the following (in thousands):

	2006	2005

Machinery and equipment	$17,712	$15,437
Office furniture and equipment	1,730	1,655
Leasehold improvements	9,362	8,881
Property and equipment not yet in service	2,431	954
	31,235	26,927
Less: accumulated depreciation and amortization	(22,441)	(21,357)
Property, plant and equipment	$8,794	$5,570

Depreciation and amortization expense were $1.3 million, $1.3 million and $1.4 million in 2006, 2005 and 2004, respectively.

5.     INVESTMENT IN JOINT VENTURE

The Company and SGL Carbon and Composites, Inc. (“SGL”) each own 50% of CFT in a joint venture to produce carbon fiber.  CFT, which was previously a wholly owned subsidiary of AMTC, was formed on October 29, 1999.  AMTC contributed net assets with a book value of approximately $13.3 million to CFT.  SGL purchased a 50% interest in AMTC’s carbon fiber manufacturing operations for approximately $7.0 million in cash.  The Amended and Restated Limited Liability Company Agreement provides that CFT is to continue until December 31, 2099 unless it is dissolved earlier, its affairs are wound up and final liquidating distributions are made pursuant to the agreement.

The Company’s 50% investment in CFT is accounted for under the equity method.  Based on the member’s respective ownership interest in the joint venture, profits and losses are allocated equally to each member.  Each partner is responsible for 50% of the fixed costs of the facility regardless on the amount of fiber that is purchased from the joint venture.  In 2006, CFT’s sales to the Company and its partner were $6.9 million and $6.6 million, respectively.  The amount of consolidated retained earnings of the Company represented by undistributed earnings of CFT was an accumulated deficit of approximately $4.1 million as of December 31, 2006.  The Company’s equity in earnings from the joint venture for the years ended December 31, 2006, 2005 and 2004 was approximately $407,000, $236,000 and $246,000, respectively.  The Company’s investment includes the unamortized excess of the Company’s original investment over its equity in the joint venture net assets.  The excess was approximately $25,000 and $45,000 at December 31, 2006 and 2005, respectively, and is being amortized on a straight-line basis over an initial estimated economic useful life of approximately 101 months.

6.     ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following (in thousands):

	2006	2005

Payroll and employee benefits	$1,490	$2,653
Warranty reserve [1]	157	180
Legal and professional fees	12	67
Plant consolidation	81	—-
Other	302	314
Accrued expenses	$2,042	$3,214

[1] Warranty Reserve	2006	2005
Beginning Balance	$180	$176
Settlement of Warranty	(119)	(106)
Adjustments to Warranty	96	110
Ending Balance	$157	$180

7.    STOCKHOLDERS’ EQUITY

The Company announced on July 28, 2006 that its Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock.  The shares will be repurchased from time to time in open market transactions at the Company’s discretion, subject to market conditions and other factors, including  imposed “black-out periods” during which the Company and its insiders are prohibited from trading in the Company’s common stock.  While the Company typically allows insiders to trade in its stock for thirty days beginning the third day after its quarterly earnings announcement, the Company may impose a black-out period at any time without advance public notice.  During the year, the Company used cash of approximately $1.2 million purchasing 75,596 shares of its common stock, with an average price paid of $16.11.  The Company has approximately $3.8 million remaining under its current stock repurchase plan.  The Company also announced that all prior stock repurchase plans have been cancelled.  Prior to the announcement, the Company had adopted previous stock repurchase plans, but had not repurchased any shares under those plans since August 2004.  The Company repurchased 54,989 shares in 2004 at an approximate cost of $295,000.  The Board of Directors discusses stock buyback levels at each of the Company’s quarterly board meetings.  All shares that have been repurchased under the Company’s stock buyback programs have been retired.

The Company declared and paid four quarterly dividends in the amount of $0.15 per share to holders of its common stock during 2006, which resulted in dividend payments totaling $3.3 million.  The Company declared and paid dividends during 2005, including two $1.00 special dividends.  The Company paid dividends totaling $2.45 per share in 2005, which resulted in dividend payments of $13.0 million to holders of the Company’s common stock.  The Company also paid approximately $769,000 in dividends during 2004, which was the first year the Company began paying dividends to holders of its common stock.

8.              ACCOUNTING FOR STOCK BASED COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123R (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method.  In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period.  The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model. On December 19, 2005 the Compensation Committee of the Company’s Board of Directors approved a plan to accelerate the vesting of approximately 150,000 stock options granted to employees in 2004 and 2005, including options held by executive officers of the Company.  The Board took this action with the belief that it was in the best interests of the stockholders, as it will reduce the Company’s reported compensation expense associated with those options in future periods compared to the expense that otherwise would have been recorded in connection with the implementation of SFAS No.123R.

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

There were no capitalized stock-based compensation costs at December 31, 2006.  There were no modifications to stock options awards during 2006.  The Company recognizes stock-based compensation expense using the straight line attribution method.  The remaining unrecognized compensation cost related to unvested awards at December 31, 2006 is approximately

$675,000, which is expected to be recognized over a weighted average period of 7.5 years.  This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company’s forfeiture rate.

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.  The following table summarizes compensation costs related to the Company’s stock-based compensation plans for the twelve month period ended December 31, 2006 (in thousands):

Twelve month period ended December 31, 2006
Cost of sales	$—
Selling, general and administrative	255
Pre-tax stock-based compensation expense	255
Income tax benefit	85

Net stock-based compensation expense	$170

Stock Option Activity

SFAS No.123R requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flow rather than as an operating cash flow as in prior periods.  Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the twelve month period ended December 31, 2006 are as follows (in thousands):

Twelve month period ended December 31, 2006
Proceeds from stock options exercised	$2,270
Tax benefit related to stock options exercised	$1,549
Intrinsic value of stock options exercised	$4,347

The fair value of stock options at date of grant was estimated using the Black-Scholes model.  The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding.  The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option.  Expected volatility is based on the historical volatilities of the Company’s common stock.  Below is the information for the grants issued for 2006, 2005 and 2004.

	2006	2005	2004
Expected life (years)	6	5	5
Risk-free interest rate	5.0%	3.8%	3.5%
Expected volatility	72.3%	54.5%	59.0%
Expected dividend yield	1.9%	1.5%	1.0%
Weighted average fair value of options granted	$18.84	$11.28	$5.06

The following table summarizes the stock option transactions during the twelve month period ended December 31, 2006:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	life	Intrinsic
	Shares	price	(in years)	Value
Options outstanding 1/1/2006	353,311	$11.36
Options granted	13,336	32.01
Options exercised	204,323	11.11
Options terminated	694	17.11
Options outstanding 12/31/2006	161,630	$13.41	7.5	$6.48
Options exercisable 12/31/2006	133,142	$10.86	7.2	$4.95

The total intrinsic value of options exercised during the twelve month periods ended December 31, 2006, 2005 and 2004 was approximately $4.3, $4.0 million and $2.4 million, respectively.  The total fair value of shares vested during the period ended December 31, 2006 was approximately $388,000.  A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the twelve month period ended December 31, 2006 is presented below.

Nonvested Shares	Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at 1/1/2006	56	$4.81
Granted	13	18.84
Vested	41	3.24
Forfeited	—	—
Nonvested at 12/31/2006	28	$13.63

Restricted Stock Activity

Restricted stock awards were issued to employees under the Company’s Plan.  Restricted stock awards vest over three years and are subject to the employees’ continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period.    A summary of the status of and changes in restricted stock units granted under the Company’s Plan as of and during the twelve months ended December 31, 2006 is presented below:

	December 31, 2006
		Weighted
		average
		exercise
	Shares	price
Restricted stock outstanding 1/1/2006	—	—
Restricted stock awarded	28,473	$15.70
Restricted stock terminated	—	—
Restricted stock outstanding 12/31/2006	28,473	$15.70

Pro forma Information for Periods Prior to the Adoption of FAS 123R

If compensation cost for the Company’s stock-based compensation plans had been recognized in the twelve month periods ended December 31, 2005 and 2004 under the provisions of FAS No. 123R, the Company’s net income and EPS would have been reduced to the following pro forma amounts:

	2005	2004
Net income as reported	$13,404	$9,320

Add back:
Option charge from accelerated vesting of options	19

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,378)	(202)
Pro forma net income	$12,045	$9,118

Earnings per share:
Basic – as reported	$2.54	$1.85
Basic – pro forma	$2.28	$1.81

Diluted – as reported	$2.46	$1.77
Diluted – pro forma	$2.21	$1.74

9.  INCOME TAXES

During the year ended December 31, 2006, the Company completed an R&D project, which resulted in the Company benefiting from increased R&D credits in the current year.  Where appropriate, the Company amended past income tax returns.  The R&D credits had the effect of reducing the Company’s income tax expense in the current year for Federal and State income taxes by approximately $289,000 and $444,000, respectively.

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

Income tax provision for the years ended Decembers 31, is as follows (in thousands):

	2006	2005	2004
Current:
Federal	$4,706	$6,273	$2,256
State	627	1,101	455
Foreign	356	114	217
Total	5,689	7,487	2,928
Deferred:
Federal	(99)	202	2,352
State	(5)	(2)	(149)
Total	(104)	200	2,203
Provision for income taxes	$5,585	$7,287	$725

Rate reconciliations for the years ended December 31, are as follows:

	2006	2005	2004
Statutory rate	35.0%	35.0%	34.0%
State income taxes, net of Federal tax benefit	2.4	3.5	4.0
Valuation allowance	—	—	(26.9)
R&D tax credits	(2.1)	—	—
Foreign earnings taxed at different rates	(1.8)	(2.3)	(4.0)
Other items	(.3)	(1.0)	.1
Effective rate	33.2%	35.2%	7.2%

Net deferred income taxes  as of December 31, are as follows (in thousands):

Net deferred income taxes included in current and long-term assets in the balance sheet at December 31, consist of the tax effects of temporary differences related to the following:

Deferred tax assets-net, current	2006	2005
Inventories	$1,056	$943
Accrued expenses	322	258
Allowance for doubtful accounts	15	7
Deferred expenses (capital losses)	20	4
Prepaid expenses	—	—
State income taxes	25	140
Other	(78)	—
Deferred tax assets – current	$1,360	$1,352

Deferred tax assets-net, long-term	2006	2005
Property and equipment	$488	$543
Basis in joint venture (CFT)	(341)	(418)

CFT impairment charge	898	904
Other	99	22
Deferred tax assets – long term	$1,144	$1,051

Reconciliation of deferred tax assets	2006	2005
Deferred tax assets – current	$1,360	$1,352
Deferred tax assets – long term	1,144	1,051
Total net deferred tax asset before valuation allowance	2,504	2,403
Valuation allowance
Total deferred tax asset	$2,504	$2,403

The Company has adopted the position under APB 23 that earnings of its foreign subsidiaries will be permanently reinvested outside of the United States.  As such, United States deferred taxes have not been provided for on these earnings.

10.  EMPLOYEE BENEFIT PLAN

In 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the “Plan”) for employees of the Company and its subsidiaries.  This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law.  The Company matches the first 4% of wages contributed by employees at a rate of $0.50 for every $1.00.  The Company’s matching contributions vest over four years based on years of service.  The Company’s contributions amounted to approximately $137,000, $58,000 and $48,000 in 2006, 2005 and 2004, respectively.

11.  COMMITMENTS AND CONTINGENCIES

The Company leases building space and certain equipment under operating leases.  The Company’s leases for office and manufacturing space contain rental escalation clauses and renewal options.  Rental expense for the Company was $1.1 million, $1.1 million and $900,000 for 2006, 2005 and 2004, respectively.  As of December 31, 2006, future minimum lease payments for all operating leases are as follows (in thousands):

2007	$1,348
2008	1,522
2009	1,493
2010	583
2011	533
Thereafter	180
$5,659

12.  SEGMENT INFORMATION

The Company classifies its business into two segments based on products offered; Composite Products and Composite Materials.  The Composite Products segment is primarily comprised of sales of graphite golf shafts and hockey sticks.  The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics, film adhesives and the Company’s 50% interest in CFT.  The Company reported one segment in its Annual Report filed on Form 10-K for the year ended December 31, 2005.  Historically, the Company’s external sales of Composite Materials have not been significant; however, they have increased as a percentage of net sales in the last couple of years although never exceeding 10% of consolidated net sales prior to 2006.  Composite Materials net sales was 12% of consolidated net sales for the twelve month period ended December 31, 2006, and the Company believes that this trend will continue for the foreseeable future.  The Company evaluates performance based on profit or loss from operations.  The Company does not evaluate inter-segment sales and has never tracked such sales.  The Composite Materials segment produces the majority of its materials for the Composite Products segment.  Certain SG&A costs and other shared support costs are recorded initially in the Composite Products segment and allocated for segment reporting.

Segment Operating Results

	Twelve months ended December 31, 2006
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$63,479	$8,891	$72,370
Operating income	$10,474	$3,078	$13,552
Income before income taxes	$12,686	$4,135	$16,821

	Twelve months ended December 31, 2005
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$69,561	$7,417	$76,978
Operating income	$18,144	$1,725	$19,869
Income before income taxes	$18,680	$2,011	$20,691

	Twelve months ended December 31, 2004
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$48,312	$4,450	$52,762
Operating income	$9,709	$30	$9,739
Income before income taxes	$9,769	$276	$10,045

Segment Long-Lived Assets

	As of December 31,
	2006	2005
Property, Plant and Equipment
Composite Products	$5,082	$2,979
Composite Materials (1)	$3,712	$2,591
Total Property, Plant and Equipment	$8,794	$5,570

Investment in Joint Venture
Composite Products	$—	$—
Composite Materials	$3,091	$2,895
Total Investment in Joint Venture	$3,091	$2,895

Total Long-Lived Assets
Composite Products	$5,082	$2,979
Composite Materials	$6,803	$5,486
Total Long-Lived Assets	$11,885	$8,465

Notes

(1) These assets also support the Composite Products segment as the Composite Materials segment manufactures the majority of the materials consumed by the Composite Products segment.

Information about Geographic Areas

The Company markets its products domestically and internationally, with its principal international market being Europe.  The table below contains information about the geographical areas in which the Company operates.  Revenues are attributed to countries based on location in which the sale is settled.  Long-lived assets are based on the country of domicile.  Although sales to China have increased over the years, the majority of those shafts being sold in China are being assembled and sent either back to the United States or to Europe.  The majority of the international sales are attributed to the Composite Products segment.  Composite Materials international sales are immaterial.

(in thousands)
2006	Sales	Long-Lived Assets
United States	$51,928	$8,329
England	7,453	—
China	9,006	1,553
Canada	2,461	—
Australia	570	—
Mexico	—	482
Vietnam	—	1,521
Other Foreign Countries	952	—
Total	$72,370	$11,885

2005	Sales	Long-Lived Assets
United States	$59,523	$6,415
England	7,524	—
China	6,908	1,813
Canada	959	—
Australia	800	—
Mexico	—	237
Other Foreign Countries	1,264	—
Total	$76,978	$8,465

2004	Sales	Long-Lived Assets
United States	$43,277	$6,134
Scotland	—	—
England	3,510	—
China	4,356	1,887
Mexico	—	296
Other Foreign Countries	1,619	—
Total	$52,762	$8,317

Information about Major Customers

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

Major Customers	2006	2005	2004
Ping	18%	19%	9%
Acushnet Company	17%	19%	22%
Callaway Golf	15%	18%	17%

13.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 2006 (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2006:
Net sales	$20,770	$17,397	$16,329	$17,874
Gross profit	9,668	6,186	4,113	4,316
Net income	4,342	2,685	2,861	1,348

Net income per common share-basic	$0.80	$0.48	$0.51	$0.24
Net income per common share-diluted	$0.78	$0.47	$0.51	$0.24

2005:
Net sales	$17,808	$21,821	$19,327	$18,022
Gross profit	7,435	8,118	7,866	6,191
Net income (loss)	3,309	3,644	3,761	2,690

Net income (loss) per common share-basic	$0.64	$0.70	$0.71	$0.50
Net income (loss) per common share-diluted	$0.61	$0.66	$0.68	$0.48

Earnings (loss) per share are computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.  The Company benefited from a $2.2 million pre-tax settlement of a class action lawsuit that it was a party to during the third quarter ended September 30, 2006.

14.  RELATED PARTY TRANSACTIONS

The dollar amount of transactions with related parties, primarily attributed to purchases of carbon fiber from CFT, was approximately $6.9, $4.8 and $4.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Amounts owed to CFT as of December 31, 2006 and 2005 were approximately $156,000 and $255,000, respectively.

ALDILA INC. AND SUBSIDIARIES

SCHEDULE IIC VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2005 and 2004

	Balance at beginning	Charged to costs and		Balance at end
	of year	expenses	Deductions	of year
Year ended December 31, 2004
Allowance for uncollectible accounts	$34,000	$60,000	$(69,000)	$25,000
Inventory Reserves	$2,007,000	$97,000	$(1,143,000)	$961,000
Warranty reserve	$184,000	$69,000	$(77,000)	$176,000

Year ended December 31, 2005
Allowance for uncollectible accounts	$25,000	$2,000	$(9,000)	$18,000
Inventory Reserves	$961,000	$710,000	$(636,000)	$1,035,000
Warranty reserve	$176,000	$110,000	$(106,000)	$180,000

Year ended December 31, 2006
Allowance for uncollectible accounts	$18,000	$34,000	$(16,000)	$36,000
Inventory Reserves	$1,035,000	$811,000	$(476,000)	$1,370,000
Warranty reserve	$180,000	$96,000	$(119,000)	$157,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aldila, Inc.

Poway, California

We have audited the accompanying consolidated balance sheets of Aldila, Inc. as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006.  In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule listed in Item 15(a) 2 for the year ended December 31, 2006.   These consolidated financial statements and the financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aldila, Inc.  as of December 31, 2006  and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation, effective January 1, 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aldila, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
March 9, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALDILA, INC.

By:	/s/ Peter R. Mathewson
Peter R. Mathewson
Chairman of the Board,
Chief Executive Officer

Signature	Title	Date

/s/ Peter R. Mathewson	Chief Executive Officer	March 14, 2007
Peter R. Mathewson	and Director (Principal
Executive Officer)

/s/ Robert J. Cierzan	Vice President, Finance	March 14, 2007
Robert J. Cierzan	(Principal Financial Officer
and Principal Accounting Officer)

/s/ Lloyd I. Miller, III	Director	March 14, 2007
Lloyd I. Miller, III

/s/ Thomas A. Brand	Director	March 14, 2007
Thomas A. Brand

/s/ Andrew M. Leitch	Director	March 14, 2007
Andrew M. Leitch

/s/ Bryant R. Riley	Director	March 14, 2007
Bryant R. Riley

EXHIBIT INDEX

Exhibit Number	Exhibit

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

10.17	Aldila, Inc. Audit Committee Charter included as Exhibit A in the Company’s 2001 Proxy dated April 4, 2001 and incorporated herein by reference.

10.18	Aldila, Inc.’s Code of Business Conduct and Ethics adopted on December 31, 2002 (Filed as Exhibit 14.0 in the Company’s Report on Form 10-K for the year ended December 31, 2003)

11.1	Statement re: Computation of Net Income (Loss) per Common Share.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Carbon Fiber Technology, LLC financial statements as of and for the years ended December 31, 2004 and 2003 (filed as Exhibit 99.1 in the Company’s Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

*Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.