Form 10-Q
period 2007-03-31
ALDILA INC
filed 2007-05-09
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Common shares outstanding as of May 7, 2007 was — 5,530,400

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,088	$15,182
Restricted cash	1,627	1,444
Accounts receivable	9,886	8,862
Income taxes receivable	304	1,237
Inventories	12,677	13,691
Deferred tax assets	1,383	1,360
Prepaid expenses and other current assets	667	795
Total current assets	44,632	42,571

PROPERTY, PLANT AND EQUIPMENT	10,755	8,794

INVESTMENT IN JOINT VENTURE	3,195	3,091

DEFERRED TAXES	1,144	1,144

OTHER NON-CURRENT ASSETS	299	296

TOTAL ASSETS	$60,025	$55,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,249	$4,479
Dividend payable	830	—
Accrued expenses	1,911	2,042
Other current liability	137	—
Total current liabilities	8,127	6,521

LONG-TERM LIABILITIES:
Deferred rent	50	49
Other long-term liability	629	—
Total liabilities	8,806	6,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,529,250 shares as of March 31, 2007 and 5,524,250 shares as of December 31, 2006	55	55
Additional paid-in capital	49,981	49,903
Retained earnings (accumulated deficit)	1,183	(632)
Total stockholders’ equity	51,219	49,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,025	$55,896

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended
	March 31,
	2007	2006

NET SALES	$20,662	$20,770
COST OF SALES	13,472	11,102
Gross profit	7,190	9,668

SELLING, GENERAL AND ADMINISTRATIVE	3,372	2,861
Operating income	3,818	6,807

OTHER INCOME (EXPENSE):
Interest income	199	158
Other, net	43	(8)
Equity in earnings of joint venture	105	46

INCOME BEFORE INCOME TAXES	4,165	7,003
PROVISION FOR INCOME TAXES	1,470	2,661

NET INCOME	$2,695	$4,342

NET INCOME PER COMMON SHARE	$0.49	$0.80

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$0.48	$0.78

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,525	5,408

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,588	5,545

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three months ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,695	$4,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	376	292
Stock-based compensation	61	38
Loss on disposal of fixed assets	9	1
Undistributed income of joint venture, net	(104)	(86)
Changes in assets and liabilities:
Restricted cash	(183)	—
Accounts receivable	(1,024)	(3,149)
Inventories	1,014	(1,462)
Deferred tax assets	(23)	(15)
Prepaid expenses and other assets	120	128
Accounts payable	770	(1,215)
Accrued expenses	(131)	(1,344)
Income taxes receivable	933	2,660
Other current liabilities	87	—
Deferred rent and other long-term liability	630	5
Net cash provided by operating activities	5,230	195

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,341)	(741)
Net cash used for investing activities	(2,341)	(741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	17	1,433
Net cash provided by financing activities	17	1,433

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,906	887
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,182	15,821
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,088	$16,708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$23	$15

NONCASH INVESTING AND FINANCING ACTIVITY:
Dividend declared	$830	$824

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.               Basis of Presentation

The consolidated balance sheet as of March 31, 2007 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2007 and 2006, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2006 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2007.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 consolidated financial statements and notes thereto included in the Company’s Annual Report and filed on Form 10-K with the Securities and Exchange Commission.

2.               Inventories

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$8,790	$8,364
Work in process	734	1,204
Finished goods	3,153	4,123
Net inventories	$12,677	$13,691

Inventory reserves included in net inventories	$1,280	$1,370

3.               Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Payroll and employee benefits	$1,462	$1,490
Warranty reserve [1]	141	157
Legal and professional fees	13	12
Plant consolidation	81	81
Other	214	302
	$1,911	$2,042

[1] Warranty reserve rollforward
Beginning Balance	$157	$180
Settlement of Warranty	(32)	(119)
Adjustments to Warranty	16	96
Ending Balance	$141	$157

4.       Summarized Financial Information

Summarized financial information for Carbon Fiber Technology LLC (“CFT”), the Company’s 50% owned joint venture for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three months ended March 31,
	2007	2006
Sales	$4,069	$3,267
Cost of sales	3,871	3,106
Gross profit	198	161
Net income	$196	$162

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

There were no capitalized stock-based compensation costs as of March 31, 2007 and 2006, respectively. There were no modifications to stock options awards during the first quarter of 2007.  The Company recognizes stock-based compensation expense using the straight line attribution method.  The remaining unrecognized compensation cost related to unvested awards at March 31, 2007 and 2006 was approximately $518,000 and $194,000, respectively. This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company’s forfeiture rate.  The following table summarizes compensation costs related to the Company’s stock-based compensation plans for the three month periods ended March 31, 2007 and March 31, 2006 (in thousands):

	Three month periods ended March 31,
	2007	2006
Cost of sales	$—	$—
Selling, general and administrative	61	38
Pre-tax stock-based compensation expense	61	38
Income tax benefit	23	15
Net stock-based compensation expense	$38	$23

Stock Option Activity

Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three month periods ended March 31, 2007 and 2006, respectively, are as follows (in thousands):

	Three month periods ended March 31,
	2007	2006
Proceeds from stock options exercised	$17	$1,433
Tax benefit related to stock options exercised	$22	$744
Intrinsic value of stock options exercised	$64	$1,957

The fair value of stock options at date of grant was estimated using the Black-Scholes model.  The expected life of employee stock options is estimated by taking the average of the vesting period and the contractual life of the option, which was six years for the year ended December 31, 2006.  Prior to that the expected life was estimated by using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding.  The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option.  Expected volatility is based on the historical volatilities of the Company’s common stock.  Below is the information for the grants issued for 2006, which were reported in the Company’s consolidated financial statements and notes thereto for the period ended December 31, 2006. There have not been any grants during the three month period ended March 31, 2007.

2006
Expected life (years)	6
Risk-free interest rate	5.0%
Expected volatility	72.3%
Expected dividend yield	1.9%
Weighted average fair value of options granted	$18.84

The following table summarizes the stock option transactions during the three month period ended March 31, 2007 :

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	Life	Intrinsic
	Shares	price	(in years)	Value
Options outstanding 1/1/2007	161,630	$13.41
Options granted	—	—
Options exercised	5,000	3.29
Options terminated	—	—
Options outstanding 03/31/2007	156,630	$13.73	7.2	$6.64
Options exercisable 03/31/2007	128,142	$11.16	7.0	$5.09

The total intrinsic value of options exercised during the three month periods ended March 31, 2007 and  2006 was approximately $64,000 and $2.0 million, respectively. There were not any shares that vested during the period ended March 31, 2007. A summary of the status of the Company’s nonvested shares as of March 31, 2007 and changes during the three month period ended March 31, 2007 is presented below.

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at 1/1/2007	28,488	$13.63
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at 03/31/2007	28,488	$13.63

Restricted Stock Activity

Restricted stock awards were issued to employees under the Company’s Plan.  Restricted stock awards vest over three years and are subject to the employees’ continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period.    A summary of the status of and changes in restricted stock units granted under the Company’s Plan as of and during the three month period ended March 31, 2007 is presented below:

	March 31, 2007
		Weighted
		average
		exercise
	Shares	price
Restricted stock outstanding 1/1/2007	28,473	$15.70
Restricted stock awarded	—	—
Restricted stock terminated	—	—
Restricted stock outstanding 03/31/2007	28,473	$15.70

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

Segment Operating Results

	Three month period ended March 31, 2007
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$17,830	$2,832	$20,662
Operating income	$2,539	$1,279	$3,818
Income before income taxes	$2,700	$1,465	$4,165

	Three month period ended March 31, 2006
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$18,654	$2,116	$20,770
Operating income	$6,270	$537	$6,807
Income before income taxes	$6,420	$583	$7,003

Segment Long-Lived Assets

	As of March 31,
	2007	2006
Property, Plant and Equipment
Composite Products	$6,750	$2,963
Composite Materials [1]	4,005	3,060
Total Property, Plant and Equipment	$10,755	$6,023

Investment in Joint Venture
Composite Products	$—	$—
Composite Materials	3,195	2,981
Total Investment in Joint Venture	$3,195	$2,981

Total Long-Lived Assets
Composite Products	$6,750	$2,963
Composite Materials	7,200	6,041
Total Long-Lived Assets	$13,950	$9,004

Notes

[1] These assets also support the Composite Products segment as the Composite Materials segment manufactures the majority of the materials consumed by the Composite Products segment.

7.                    Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an increase of approximately $50,000 to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.  As of the date of adoption, including the increase in the liability noted above, the Company had approximately $754,000 of unrecognized tax benefits.  As of March 31, 2007, the Company had approximately $766,000 of unrecognized tax benefits.  If the Company were to recognize these tax benefits, it would favorably affect the annual effective income tax rate.  Prior to the adoption of FIN 48, the Company had recorded its liability for unrecognized tax benefits in its income taxes payable/receivable line item on the face of the Company’s balance sheet.  In accordance with FIN 48, the unrecognized tax benefits that do not relate to temporary differences should be classified as either a current or non-current liability.  As such, the Company has recorded a other current liability of $137,000 and other long term liability of $629,000 as of March 31, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  During the three month period ended March 31, 2007, the Company recognized approximately $13,000 in interest and penalties associated with uncertain tax positions.  As of March 31, 2007, the Company has approximately $43,000 and $38,000 accrued for interest and penalties, respectively.   For unrecognized tax benefits that exist as of March 31, 2007, the Company does not anticipate any significant changes in the next twelve months.  The Company is subject to taxation in the U. S. Federal jurisdiction and various state and foreign tax jurisdictions.  The earliest tax year open to examination by the U.S., State, or foreign tax jurisdictions is 2001.  The Company is currently under audit by the State of California Franchise Tax Board as it relates to the Company’s amended tax return for 2004.

Item 2.                       Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations.  The Company is disclosing segment information for two segments.  The Company has historically considered its operations to be comprised of one business segment. However, due to the significance of its external sales of prepreg in the first quarter of 2006, which continued throughout 2006, a trend which management believes will continue, the Company believes its business to be comprised of two operating segments, Composite Products and Composite Materials.  The Company began reporting two segments for the first quarter of 2006.  Composite Products is comprised of sales of golf shafts, hockey sticks and other composite products. Composite Materials is comprised of external sales of prepreg products in the forms of uni-tapes, fabrics and film adhesives along with contributions from its interest in CFT.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2006 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the three months ended March 31, 2007, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

Composite Products

The Composite Products segment is mainly comprised of graphite golf shafts and, to a lesser extent, hockey sticks, see discussion below regarding the Company’s decision to exit the hockey business.  The graphite shaft market consists of customized OEM production shafts, both premium and value and Aldila branded and co-branded shafts.  The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and to distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and have higher gross margins than the customized OEM production shafts sold to club manufacturers.

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

In 2006, PGA Tour, LPGA Tour and Nationwide Tour professionals using Aldila NVTM or VS ProtoTM shafts in their clubs won a total of 32 Tour events.  In 2006, the Aldila VS ProtoTM and NVTM Hybrid shafts combined were the number one hybrid shafts at every event last year on the PGA Tour, according to the Darrell Survey Company.  In addition, Aldila Hybrid shafts won the Annual Golf Magazine Club Test for 2006.  Forty club testers evaluated hybrid clubs for Golf Magazine and clubs featuring Aldila Hybrid shafts received the highest rating in every category for hybrid clubs. Overall the Aldila shafts helped give the testers the best feel, playability, forgiveness and distance with their hybrids compared to the competition.

Aldila has had a good start on Tour in 2007.  Players using Aldila shafts have won eight of the first seventeen events on the PGA Tour and have won five of seven events on the Nationwide Tour.  Aldila shafts were used by the winner of The Masters as well as the winner of the World Golf Championship-Accenture Match Play Championship; two of the year’s first limited field events for the world’s top players.  Paula Creamer, who is a member of the Aldila advisory staff, won the SBS Open playing her customary pink NVTM.  The Aldila VS ProtoTM and NVTM continue to be the top wood shaft series on both the PGA Tour and Nationwide Tour in 2007.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

The Company continues to maintain a broad customer base in both the OEM production shaft and branded shaft market segments and competes aggressively with foreign-based shaft manufacturers for OEM production shafts and branded shafts.  However, the Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2006, net sales to Ping, Acushnet Company and Callaway Golf represented 18%, 17% and 15% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2007.  Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad depth and range of its customer base.  Golf club companies regularly introduce new clubs, frequently containing innovations in design.  Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies.  While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do.  The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods and at the same time, new offerings fail to achieve a high level of new sales sufficient to exceed or replace the previous sales levels of “hot” clubs.

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

Beginning in 2003, the Company was able to achieve higher average selling prices as it enjoyed increasing success in the branded segment of the business.  In late 2004, the Company began to see its OEM customers choose co-branded shafts for their stock offerings.  The introduction of co-branded shafts and the continued success in the branded segment had the effect of increasing the Company’s average selling prices over prior years.  The Company’s average selling price increased by approximately 70% for the year ended December 31, 2006 as compared to the comparable period in 2002.  However, the Company’s average selling price decreased by 6% for the year ended December 31, 2006 as compared to the comparable period in 2005.  The Company’s average selling price decreased by 5% for the period ended March 31, 2007 as compared the comparable period in 2006.  The percentage of the total branded and co-branded shaft revenue to total Composite Products revenue decreased to 53% for the period ended March 31, 2007 as compared to 57% for the period ended March 31, 2006.  As the Company’s branded and co-branded shafts typically sell at higher selling prices than OEM production shafts, a significant change in product mix in any one period will have the effect of increasing or decreasing the average selling price of shafts sold.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

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

In addition to golf shafts, the Company also manufactures hockey sticks for one customer.  The Company began manufacturing and selling hockey sticks in 2002.  The Company has not seen a significant increase in sales of hockey sticks and is not satisfied with the current status of its hockey business.  The Company has elected to discontinue its hockey operations in the third quarter of this year and has notified our customer of this decision. The Company believes this decision will not have a material impact on our business.

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

The Company began the manufacture of composite materials in 1994.  Initially, the prepreg produced was mainly consumed by the Composite Products segment.  The Company’s external sales of prepreg and other materials have increased over the past several years.  Sales of prepreg as a percentage of net sales were 14% for the period ended March 31, 2007 as compared to 10% for the comparable period in 2006.  In the second half of 2005, the Company purchased a second resin filmer.  The addition of a second resin filmer provides additional supply of resin film, which is one of the key raw materials in the production of prepreg.  The increase in resin film capacity enables the Company to add additional capacity to the Company’s prepreg composite manufacturing operations as well as provide increased capacity for film products.  In addition, it provides capacity protection should the Company encounter problems with its other resin filmer.  The Company completed the installation of its sixth prepreg tape line in late 2006, which enables it to support anticipated

growth for shaft and prepreg sales.   In addition, an additional wide prepreg tape line will be installed late this year to add further capacity to support anticipated growth in this business segment.

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

The Company and SGL Carbon Fibers and Composites, Inc. (“SGL”) entered into an agreement to operate the facility as a limited liability company with equal ownership interests between the venture members.  The Company and SGL also entered into supply agreements with the new entity, CFT, for the purchase of carbon fiber at cost plus an agreed-upon mark-up.  The Company and SGL are each responsible to bear 50% of the fixed costs to operate the facility as a term of this supply agreement.  The partners share profits and losses of CFT equally.  The joint venture partners primarily consume the carbon fiber manufactured from this facility.

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture owners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given the relatively low costs historically in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain profitable competitive prices for its products.  Although selling prices of carbon fiber had been depressed for the 1998 through mid 2003 period based on a surplus of supply in the market for carbon fiber, in the second half of 2003 the Company began to see increases in carbon fiber prices and a constriction of supply of all types of carbon fiber not manufactured at CFT.  If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse effect on the Company’s business.  The Company does not expect third party sales at CFT to have a significant effect on the Company’s profitability.

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

Prior to late 2003, the Company believed that the cost saving benefits of its efforts to vertically integrate through the manufacture of carbon fiber had not benefited the Company.   Market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, have been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT.  The Company’s gross margins and profitability were adversely affected when the market prices of carbon fiber were low.  However, in the second half of 2003, the availability of carbon fiber began to tighten and prices began to increase. The Company believes the shortage of carbon fiber in the world markets over the past several years is a long term concern, as forecasted demand driven by current applications and future applications are projected to outpace forecasted capacity expansions. However, it appears in the short term that the supply of carbon fiber is sufficient and the Company’s Composite Products competitors currently appear to be able to obtain adequate supplies of prepreg raw materials.  The Company believes that CFT is a valuable strategic asset.

Results of Operations

First Quarter 2007 Compared to First Quarter 2006

Net Sales

	As of March 31,
	2007	2006	Chg	% Chg
Composite Products	$17,830	$18,654	$(824)	(4)%
Composite Materials	2,832	2,116	716	34%
Total Net Sales	$20,662	$20,770	$(108)	(1)%

Net sales decreased by $108,000 for the three month period ended March 31, 2007 from the comparable period in 2006.  The decrease in sales was attributed to a decrease in Composite Product sales, which were partially offset by an increase in Composite Materials sales.  The decrease in the Composite Product sales is mainly attributed to a change in product mix in 2007 as compared to 2006.  The Company’s average selling price of golf shaft sales decreased by 5% in 2007 as compared to 2006 on an overall increase in units sold of 1%. There were decreases in sales of branded products, which were partially offset by increases in co-branded and OEM products.  Branded golf shaft sales declined by 19%. Co-branded golf shaft sales increased by 5% and OEM stock type shaft sales increased by 7%.  Branded and co-branded golf shaft sales declined to 53% of Composite Products sales in 2007 from 57% in 2006.  Composite Materials sales increased by $716,000, or a 34% increase.  Composite Materials have increased to approximately 14% of the Company’s consolidated net revenues.  The Company believes that Composite Materials sales will continue to increase and is installing an additional wide prepreg tape line projected to be completed by the end of 2007 to support this anticipated growth.

Gross Profit

	As of March 31,
	2007	2006	Chg	% Chg
Composite Products	$5,691	$8,975	$(3,284)	(37)%
Composite Materials	1,499	693	806	116%
Total Gross Profit	$7,190	$9,668	$(2,478)	(26)%

Total gross profit decreased by approximately $2.5 million, or 26% in 2007 as compared to 2006.  The decrease in gross profit was primarily attributed to a decrease in gross profit of Composite Products, which was partially offset by an increase in gross profit of Composite Materials.  The decrease in Composite Products gross profit was mainly attributed to the decrease in branded sales in 2007 as compared to 2006.  Composite Products gross margin decreased to 32% for 2007 as compared to 48% for 2006.  Gross profit was also negatively impacted by higher material costs, manufacturing costs, start-up costs of our new Vietnam factory and lower absorption of United States golf shaft manufacturing costs.  In 2006, the Company benefited from the carryover of lower material costs, which were somewhat offset by an increase in inventory reserves.  There were no significant changes in inventory reserves during the 2007 quarter.  The Composite Materials gross profit increased by approximately $806,000, or 116%, in 2007 as compared to 2006.  The increase is mainly attributed to an increase in contribution provided by the operations of CFT and the increase in gross profit provided by the sales of external materials.

Operating Income

	As of March 31,
	2007	2006	Chg	% Chg
Gross profit	$7,190	$9,668	$(2,478)	(26)%

Selling, General & Administrative (“SG&A) Expense
Composite Products	3,152	2,705	447	17%
Composite Materials	220	156	64	41%
Total SG&A	3,372	2,861	511	18%

Operating Income
Composite Products	2,539	6,270	(3,731)	(60)%
Composite Materials	1,279	537	742	138%
Operating Income	$3,818	$6,807	$(2,989)	(44)%
Operating Margin	18%	33%	(15)%

Operating income decreased by approximately $3.0 million, or 44%, in 2007 as compared to 2006.  The decrease was attributed to a decrease in gross profit and an increase in SG&A.  The Company’s SG&A expenses increased by approximately $511,000 in 2007 as compared to 2006.  SG&A increased as a percentage of revenues to 16% in 2007 as compared to 14% for 2006.  The increases were attributed to SOX compliance and other accounting expenses, higher audit fees and administrative cost at our Vietnam facility as compared to the first quarter of 2006.  The Company anticipates administrative costs will increase in 2007 due to having a full years worth of operations in Vietnam.  The Company’s stock-based compensation expense was $61,000 in 2007 as compared to $38,000 in 2006.   The Company anticipates that stock-based compensation expense will increase in the future to the extent that the Company’s Board of Directors approves additional grants of equity awards to employees and officers of the Company.  In addition, each May there is an automatic grant of options to the external directors of the Company.

Other Income

	As of March 31,
	2007	2006	Chg	% Chg

Operating income	$3,818	$6,807	$(2,989)	(44)%
Interest income	199	158	41	26%
Other, net	43	(8)	51	638%
Equity in earnings of joint venture	105	46	59	128%
Total other income	347	196	151	77%
Income before income taxes	$4,165	$7,003	$(2,838)	(41)%

Other Income increased by approximately $151,000 for 2007, or 77%, as compared to 2006.  The Company benefited from increased earnings from its equity investment in CFT, increased interest income on its invested cash balance and an increase in other income.

Income Taxes

	As of March 31,
	2007	2006	Chg	% Chg
Income before income taxes	$4,165	$7,003	$(2,838)	(41)%
Provision for income taxes	1,470	2,661	(1,191)	(45)%
Net income	$2,695	$4,342	$(1,647)	(38)%
Effective tax rate	35%	38%	(3)%
Profit margin	13%	21%	(8)%

The Company recorded a provision for income taxes in the amount of $1.5 million in 2007 as compared to $2.7 for 2005.  The Company’s effective tax rate was 35% in 2007 as compared to 38% in 2006. The Company estimates that its effective tax rate going forward will be between 35% and 38%.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) increased by approximately $2.9 million as of March 31, 2007 as compared to December 31, 2006.  The increase in cash was attributed to net income and changes in working capital, which were partially offset by capital spending. The majority of the cash generated by working capital was attributed to a decrease in inventories of $1.0 million, an increase in accounts payable of approximately $770,000 and a decrease in income tax receivable of approximately $930,000, which was partially offset by an increase in accounts receivable of $1.0 million.  The Company has been actively trying to reduce its inventories and generate cash from its inventory balances. The Company was able to reduce its finished goods inventory by approximately $1.0 million in the three month period ended March 31, 2007, although the Company’s accounts receivable increased from December 31, 2006 and used cash of approximately $1.0 million, the accounts receivable balance as of March 31, 2007 is approximately $500,000 lower than the accounts receivable balance as of March 31, 2006 on relatively flat sales comparing the two three month periods ended March 31.

The Company’s restricted cash balance increased by $183,000 as of March 31, 2007 as compared to December 31, 2006.  The restricted cash is associated with cash on deposit in China for customs duties and taxes based upon raw materials imported.  The Company’s custom status was downgraded during 2006.  The Company was informed in April of 2007 that its custom status has been upgraded one level.  As such, the Company anticipates that it will be able to use the restricted cash in operations as it consumes the raw materials that the restricted cash is associated with.  Cash provided by operating activities for the three month period ended March 31, 2007 was approximately $5.2 million, compared to approximately $195,000 for the comparable period in 2006.

The Company used $2.3 million for capital expenditures during the three month period ended March 31, 2007 as compared to $741,000 for the comparable period in 2006.  The majority of the capital expenditures in 2007 were attributed to the final construction of the Company’s plant in Vietnam.  The Company has spent approximately $1.7 million in support of Composite Products, which is attributed to the aforementioned final construction of the Vietnam plant.  In addition, the Company has spent approximately $671,000 in support of Composite Materials, as the Company has made its initial deposit on its wide tape line expansion project, which it anticipates will be installed by the end of 2007. Management anticipates capital expenditures will approximate between $5.0 million and $6.0 million for 2007.

The Company declared a $0.15 per share quarterly dividend during the three month period ended March 31, 2007 and subsequently paid the dividend in April of 2007.  The Company did not repurchase any of its common stock during the three month period ended March 31, 2007.  The Company’s dividend policy and stock repurchase policy are discussed quarterly during the Company’s Board of Directors meetings and subject to board approval.  The Company has $3.8 million remaining that can be repurchased against its current approved stock buyback plan.

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

Backlog

As of March 31, 2007, the Company had a sales backlog of approximately $9.5 million compared to approximately $12.3 million as of March 31, 2006.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

The Company’s Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Risk Factors” in Part I, Item 1A of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K.  The forward-looking statements in this 10-Q are particularly subject to the risks that:

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information that was disclosed in the Company’s Annual Report for the period ended December 31, 2006 filed on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 1A.	Risk Factors
There have been no material changes from risk factors as previously disclosed in the Company’s Form 10K for the year ended December 31, 2006.

Item 2.	Changes in Securities
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

	10.0	Danielson Lease Agreement

	11.1	Statement re: Computation of Net Income (Loss) per Common Share

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

May 9, 2007	/s/ Robert J. Cierzan
Robert J. Cierzan
Signing both in his capacity as
Vice President, Finance and as Chief Accounting
Officer of the Registrant