Form 10-Q
period 2007-06-30
ALDILA INC
filed 2007-08-09
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

ALDILA, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3645590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14145 DANIELSON ST. SUITE B, POWAY, CALIFORNIA 92064

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

Common shares outstanding as of August 7, 2007 was — 5,511,934

ALDILA, INC.
Table of Contents
Form 10-Q for the Quarterly Period
Ended June 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,361	$15,182
Restricted cash	1,386	1,444
Accounts receivable	7,643	8,862
Income taxes receivable	—	1,237
Inventories	14,331	13,691
Deferred tax assets	1,403	1,360
Prepaid expenses and other current assets	628	795
Total current assets	44,752	42,571

PROPERTY, PLANT AND EQUIPMENT	12,295	8,794

INVESTMENT IN JOINT VENTURE	3,009	3,091

DEFERRED TAXES	1,144	1,144

OTHER NON-CURRENT ASSETS	287	296

TOTAL ASSETS	$61,487	$55,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,267	$4,479
Dividends payable	4	—
Accrued expenses	2,428	2,042
Other current liability	137	—
Total current liabilities	8,836	6,521

LONG-TERM LIABILITIES:
Deferred rent	172	49
Other long-term liability	642	—
Total liabilities	9,650	6,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,513,695 shares as of June 30, 2007 and 5,524,250 shares as of December 31, 2006	55	55
Additional paid-in capital	49,765	49,903
Retained earnings (accumulated deficit)	2,017	(632)
Total stockholders’ equity	51,837	49,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,487	$55,896

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

NET SALES	$17,615	$17,397	$38,277	$38,167
COST OF SALES	11,683	11,211	25,155	22,313
Gross profit	5,932	6,186	13,122	15,854

SELLING, GENERAL AND ADMINISTRATIVE	3,656	2,531	7,028	5,392
Operating income	2,276	3,655	6,094	10,462

OTHER INCOME (EXPENSE):
Interest income	250	184	449	342
Other, net	(32)	(4)	11	(12)
Equity in earnings of joint venture	85	49	190	95

INCOME BEFORE INCOME TAXES	2,579	3,884	6,744	10,887
PROVISION FOR INCOME TAXES	918	1,199	2,388	3,860

NET INCOME	$1,661	$2,685	$4,356	$7,027

NET INCOME PER COMMON SHARE	$0.30	$0.48	$0.79	$1.28

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$0.30	$0.47	$0.78	$1.26

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,522	5,571	5,523	5,490

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,575	5,653	5,586	5,571

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six months ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,356	$7,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	772	605
Stock-based compensation	124	82
Loss on disposal of fixed assets	65	1
Undistributed income of joint venture, net	(204)	(163)
Changes in assets and liabilities:
Restricted cash	58	—
Accounts receivable	1,219	(1,066)
Inventories	(640)	(3,103)
Deferred tax assets	(43)	(196)
Prepaid expenses and other assets	165	54
Accounts payable	1,788	(633)
Accrued expenses	386	(1,561)
Income taxes receivable/payable	1,241	(1,065)
Other current liabilities	87	—
Deferred rent and other long-term liability	765	11
Net cash provided by (used for) operating activities	10,139	(7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,364)	(1,976)
Proceeds from sales of property, plant and equipment	37	—
Distribution from joint venture	286	169
Net cash used for investing activities	(4,041)	(1,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(298)	—
Benefit from exercise of stock options	—	1,678
Proceeds from issuance of common stock	36	2,270
Dividend payments	(1,657)	(1,663)
Net cash (used for) provided by financing activities	(1,919)	2,285

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,179	471
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,182	15,821
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,361	$16,292

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for: Income taxes	$640	$3,329

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.       Basis of Presentation

The consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2006 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2007.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 consolidated financial statements and notes thereto included in the Company’s Annual Report and filed on Form 10-K with the Securities and Exchange Commission.

2.               Inventories

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$10,135	$8,364
Work in process	1,136	1,204
Finished goods	3,060	4,123
Net inventories	$14,331	$13,691

Inventory reserves included in net inventories	$1,190	$1,370

3.               Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Payroll and employee benefits	$2,065	$1,490
Warranty reserve (1)	141	157
Legal and professional fees	18	12
Plant consolidation (a)	81	81
Other	123	302
Total accrued expenses	$2,428	$2,042

(1) Warranty reserve rollforward
Beginning Balance	$157	$180
Settlement of Warranty	(32)	(119)
Adjustments to Warranty	16	96
Warranty reserve ending balance	$141	$157
Note
(a) – See subsequent event footnote, footnote 8.

4.       Investment in Joint Venture

The Company has a 50% ownership interest in Carbon Fiber Technology (“CFT”), a joint venture formed to provide carbon fiber to both partners, which is accounted for under the equity method.  Summarized financial information for CFT for the three and six month periods ended June 30, 2007 and 2006 is as follows (in thousands):

	Three months ended June 30,
	2007	2006
Sales	$3,857	$2,970
Cost of sales	3,667	2,827
Gross profit	190	143
Net income	$194	$143

	Six months ended June 30,
	2007	2006
Sales	$7,926	$6,237
Cost of sales	7,538	5,933
Gross profit	388	304
Net income	$390	$305

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

There were no modifications to stock options awards during the six month period ended June 30, 2007.  The Company recognizes stock-based compensation expense using the straight line attribution method.  The remaining unrecognized compensation cost related to unvested awards as of June 30, 2007 and 2006 was approximately $616,000 and $401,000, respectively. This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company’s forfeiture rate.  The following table summarizes compensation costs related to the Company’s stock-based compensation plans for the three and six month periods ended June 30, 2007 and 2006 (in thousands):

	Three month periods ended June 30,
	2007	2006
Cost of sales	$—	$—
Selling, general and administrative	64	44
Pre-tax stock-based compensation expense	64	44
Income tax benefit	20	8
Net stock-based compensation expense	$44	$36

	Six month periods ended June 30,
	2007	2006
Cost of sales	$—	$—
Selling, general and administrative	124	82
Pre-tax stock-based compensation expense	124	82
Income tax benefit	44	23
Net stock-based compensation expense	$80	$59

Stock Option Activity

Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three and six month periods ended June 30, 2007 and 2006, respectively, are as follows (in thousands):

	Three month periods ended June 30,
	2007	2006
Proceeds from stock options exercised	$19	$837
Tax benefit related to stock options exercised	$—	$934
Intrinsic value of stock options exercised	$5	$2,238

	Six month periods ended June 30,
	2007	2006
Proceeds from stock options exercised	$36	$2,270
Tax benefit related to stock options exercised	$—	$1,678
Intrinsic value of stock options exercised	$69	$4,247

The fair value of stock options at date of grant was estimated using the Black-Scholes model.  The expected life of employee stock options is estimated by taking the average of the vesting period and the contractual life of the option.  The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option.  Expected volatility is based on the historical volatilities of the Company’s common stock.  Below is the information for the grants issued during 2007 and 2006.

	2007	2006
Expected life (years)	6	6
Risk-free interest rate	4.9%	5.0%
Expected volatility	83.0%	72.3%
Expected dividend yield	3.9%	1.9%
Weighted average fair value of options granted	$8.59	$18.84

The following table summarizes the stock option transactions during the six month period ended June 30, 2007 :

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	Life	Intrinsic
	Shares	price	(in years)	Value
Options outstanding 1/1/2007	161,630	$13.41
Options granted	18,774	$15.47
Options exercised	(9,484)	$3.72
Options terminated	(10,002)	$23.65
Options outstanding 06/30/2007	160,918	$13.58	7.3	$6.64
Options exercisable 06/30/2007	132,139	$12.14	6.8	$5.65

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2007 and 2006 was approximately $69,000 and $4.2 million, respectively.  A summary of the status of the Company’s nonvested shares as of June 30, 2007 is presented below.

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at 1/1/2007	28,488	$13.63
Granted	18,774	$8.59
Vested	(11,814)	$11.22
Forfeited	(6,669)	$14.24
Nonvested at 06/30/2007	28,779	$11.19

Restricted Stock Activity

Restricted stock awards were issued to employees under the Company’s Plan.  Restricted stock awards vest over three years and are subject to the employees’ continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period.    A summary of the status of and changes

in restricted stock units granted under the Company’s Plan as of and during the six month period ended June 30, 2007 is presented below:

	June 30, 2007
		Weighted
		average exercise
	Shares	price
Restricted stock outstanding 1/1/2007	28,473	$15.70
Restricted stock awarded	—	—
Restricted stock terminated	280	15.70
Restricted stock outstanding 06/30/2007	28,193	$15.70

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

Segment Operating Results

Three Month Periods Ended June 30, 2007 and 2006

	Three month period ended June 30, 2007
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$14,855	$2,760	$17,615
Operating income	$1,609	$667	$2,276
Income before income taxes	$1,761	$818	$2,579

	Three month period ended June 30, 2006
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$14,809	$2,588	$17,397
Operating income	$2,849	$806	$3,655
Income before income taxes	$2,999	$885	$3,884

Six month periods ended June 30, 2007 and 2006

	Six month period ended June 30, 2007
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$32,685	$5,592	$38,277
Operating income	$4,148	$1,946	$6,094
Income before income taxes	$4,451	$2,293	$6,744

	Six month period ended June 30, 2006
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$33,463	$4,704	$38,167
Operating income	$9,119	$1,343	$10,462
Income before income taxes	$9,407	$1,480	$10,887

Segment Long-Lived Assets

	As of June 30, 2007	As of December 31, 2006
Property, Plant and Equipment
Composite Products	$7,460	$5,082
Composite Materials [1]	4,835	3,712
Total Property, Plant and Equipment	$12,295	$8,794

Investment in Joint Venture
Composite Products	$—-	$—-
Composite Materials	3,009	3,091
Total Investment in Joint Venture	$3,009	$3,091

Total Long-Lived Assets
Composite Products	$7,460	$5,082
Composite Materials	7,844	6,803
Total Long-Lived Assets	$15,304	$11,885

Notes:

[1] These assets also support the Composite Products segment as the Composite Materials segment manufactures the majority of the materials consumed by the Composite Products segment.

7.                    Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an increase of approximately $50,000 to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.  As of the date of adoption, including the increase in the liability noted above, the Company had approximately $754,000 of unrecognized tax benefits.  As of June 30, 2007, the Company had approximately $779,000 of unrecognized tax benefits.  During the second quarter ended June 30, 2007, the Company’s unrecognized tax benefits increased by approximately $13,000, which is attributed to the current quarter accrual for penalties and interest.  If the Company were to recognize these tax benefits, it would favorably affect the annual effective income tax rate.  Prior to the adoption of FIN 48, the Company had recorded its liability for unrecognized tax benefits in its income taxes payable/receivable line item on the face of the Company’s balance sheet.  In accordance with FIN 48, the unrecognized tax benefits that do not relate to temporary differences should be classified as either a current or non-current liability.  As such, the Company has recorded an other current liability of $137,000 and an other long term liability of $642,000 as of June 30, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  During the six month period ended June 30, 2007, the Company recognized approximately $26,000 in interest and penalties associated with uncertain tax positions.  As of June 30, 2007, the Company has approximately $51,000 and $43,000 accrued for interest and penalties, respectively.   For unrecognized tax benefits that exist as of June 30, 2007, the Company does not anticipate any significant changes in the next twelve months.  The Company is subject to taxation in the U. S. Federal jurisdiction and various state and foreign tax jurisdictions.  The earliest tax year open to examination by the U.S., State, or foreign tax jurisdictions is 2001.  The Company is currently under audit by the State of California Franchise Tax Board as it relates to the Company’s amended tax return for 2004.

8.                    Subsequent Events

The Company entered into a Lease Termination Agreement (“Agreement”) with its landlord for one of the Company’s facilities.  The Agreement was entered into as of July 27, 2007.  The Agreement releases the Company of any future liability as of July 31, 2007.  The facility was primarily used as a warehouse and shipping point for the Company’s Composite Products.  During the fourth quarter ended December 31, 2006, the Company entered into a plan to exit this facility and move the operations to its new corporate offices in 2007.  As such, the Company recorded a one time charge for the exit of the facility in the amount of $81,000 in the fourth quarter of 2006.  The balance of the accrual as of June 30, 2007 is $81,000.  Based upon the Agreement, the Company anticipates that it will reduce this accrual to zero during the third quarter ended September 30, 2007.

Item 2.           Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations.  The Company is disclosing segment information for two segments.  The Company had historically considered its operations to be comprised of one business segment, prior to January 1, 2006. Composite Products is comprised of sales of golf shafts, hockey sticks and other composite products. Composite Materials is comprised of external sales of prepreg products in the forms of uni-tapes, fabrics and film adhesives along with contributions from its interest in CFT.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2006 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the six months ended June 30, 2007, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

Composite Products

The Composite Products segment is mainly comprised of graphite golf shafts and, to a lesser extent, hockey sticks, (see discussion below regarding the Company’s decision to exit the hockey business).  The graphite shaft market consists of customized OEM production shafts, both premium and value and Aldila branded and co-branded shafts.  The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and to distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and have higher gross margins than the customized OEM production shafts sold to club manufacturers.

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

Aldila has had a good start on Tour in 2007.  Players using Aldila shafts have won more than half of this year’s PGA Tour events. On the Nationwide Tour, Aldila shafts continue to be the most popular for both woods and hybrid clubs every week and have been used by the winners of nine events this year.  Aldila shafts were used by the winner of The Masters and the U.S. Open as well as the winner of the World Golf Championship-Accenture Match Play Championship; three of the year’s first limited field events for the world’s top players.  Paula Creamer, who is a member of the Aldila advisory staff, won the SBS Open playing her customary pink NVTM.  The Aldila VS ProtoTM and NVTM continue to be the top wood shaft series on both the PGA Tour and Nationwide Tour in 2007.  Aldila was also the shaft of choice for the majority of players in both woods and hybrids at the 2007 PGA Club Professional Championship.  Leading amateurs are also using Aldila shafts more than any other graphite shaft brand.  At the U.S. Public Links Championship, Aldila was the most popular wood and hybrid shaft.  Aldila was the leading shaft at the NCAA Division 1 Men’s Championship in both woods and hybrids and the leading driver shaft at the NCAA Women’s Championship.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

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

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The Company’s average selling price decreased by 64% from December 31, 1990 through December 31, 2002.  The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts.  Beginning in 2003, the Company was able to achieve higher average selling prices as it enjoyed increasing success in the branded segment of the business.  In late 2004, the Company began to see its OEM customers choose co-branded shafts for their stock offerings.  The introduction of co-branded shafts and the continued success in the branded segment had the effect of increasing the Company’s average selling prices over prior years.  The Company’s average selling price increased by approximately 70% for the year ended December 31, 2006 as compared to the comparable period in 2002.  However, the Company’s average selling price decreased by 6% for the year ended December 31, 2006 as compared to the comparable period in 2005.  The Company’s average selling price increased by 12% for the three month period ended June 30, 2007 as compared to the comparable period in 2006.  The percentage of the total branded and co-branded shaft revenue to total Composite Products revenue increased to 53% for the three month period ended June 30, 2007 as compared to 51% for the comparable period in 2006.  As the Company’s branded and co-branded shafts typically sell at higher selling prices than OEM production shafts, a significant change in product mix in any one period will have the effect of increasing or decreasing the average selling price of shafts sold.  In addition, increases in carbon fiber prices passed on to its customers will also have the effect of increasing average selling prices in the future.

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

In addition to golf shafts, the Company also manufactures hockey sticks for one customer.  The Company began manufacturing and selling hockey sticks in 2002.  The Company has not seen a significant increase in sales of hockey sticks and is not satisfied with the current status of its hockey business.  The Company elected to discontinue its hockey stick manufacturing operations and has completed operations as of June 30, 2007.  The decision to exit this product line will not have a material impact on the Company’s financial statements and will allow the Company to focus on its more profitable product lines and businesses.

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

The Company began the manufacture of composite materials in 1994.  Initially, the prepreg produced was mainly consumed by the Composite Products segment.  The Company’s external sales of prepreg and other materials have increased over the past several years.  Sales of prepreg as a percentage of net sales were 16% for the three month period ended June 30, 2007 as compared to 15% for the comparable period in 2006.  In the second half of 2005, the Company purchased a second resin filmer.  The addition of a second resin filmer provides additional supply of resin film, which is one of the key raw materials in the production of prepreg.  The increase in resin film capacity enables the Company to add additional capacity to the Company’s prepreg composite manufacturing operations as well as provide increased capacity for film products.  In addition, it provides capacity protection should the Company encounter problems with its other resin filmer.  The Company completed the installation of its sixth prepreg tape line in late 2006, which enables it to support anticipated growth for shaft and prepreg sales.   In addition, an additional wide prepreg tape line will be installed late this year to add further capacity to support anticipated growth in this business segment.

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

If the carbon fiber facility is not operated at high production levels, either because of production difficulties or because there is not enough demand by the joint venture owners to justify that level of production, the cost per unit of carbon fiber consumed by the Company (and thus the cost of producing the Company’s golf shafts and other products) is increased due to spreading the fixed costs of production over smaller volumes.  If demand is lower than production capacity, CFT also runs the risk of building up excess inventory.  Given a relatively low cost in the market for carbon fiber and the highly competitive market for graphite golf shafts, the failure to operate at high levels could adversely affect the Company’s gross margins or its ability to maintain profitable competitive prices for its products.  Although selling prices of carbon fiber had been depressed for the 1998 through mid 2003 period based on a surplus of supply in the market for carbon fiber, in the second half of 2003 the Company began to see increases in carbon fiber prices and a constriction of supply of all types of carbon fiber not manufactured at CFT.  If the prices continue to increase or if the company cannot obtain an adequate supply at a reasonable price, it could have an adverse effect on the Company’s business.  The Company does not expect third party sales at CFT to have a significant effect on the Company’s profitability.

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

Prior to late 2003, the Company believed that the cost saving benefits of its efforts to vertically integrate through the manufacture of carbon fiber had not benefited the Company.   Market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, had been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT.  The Company’s gross margins and profitability were adversely affected when the market prices of carbon fiber were low.  However, in the second half of 2003, the availability of carbon fiber began to tighten and prices began to increase. The Company believes the shortage of carbon fiber in the world markets over the past several years is a long term concern, as forecasted demand driven by current applications and future applications are projected to outpace forecasted capacity expansions. However, it appears in the short term that the supply of carbon fiber is sufficient and the Company’s Composite Products competitors currently appear to be able to obtain adequate supplies of prepreg raw materials.  The Company believes that CFT is a valuable strategic asset.

Results of Operations

Second Quarter 2007 Compared to Second Quarter 2006

Net Sales

	As of June 30,
	2007	2006	Chg	% Chg
Composite Products	$14,855	$14,809	$46	0%
Composite Materials	2,760	2,588	172	7%
Total Net Sales	$17,615	$17,397	$218	1%

Net sales increased by $218,000 for the three month period ended June 30, 2007 (“the 2007 Quarter”) from the three month period ended June 30, 2006 (“the 2006 Quarter”).  The increase in sales was mainly attributed to an increase in Composite Material sales.  The Composite Product sales remained relatively flat.  The Company’s average selling price of golf shafts sold increased by 12% in the 2007 Quarter as compared to the 2006 Quarter on an overall decrease in units sold of 14%.  The Company’s branded and co-branded golf shaft sales increased as a percentage of Composite Products sales to 53% for the 2007 Quarter as compared to 51% for the 2006 Quarter.  In the Composite Products segment, overall golf shaft sales decreased during the 2007 Quarter as compared to the 2006 Quarter, which was offset by an increase in hockey sales of 117% as the Company concluded shipments of its hockey product line in the 2007 Quarter.  The decrease in golf shaft sales was primarily attributed to a 13% decrease in OEM stock product, which was partially offset by a 12% increase in co-branded sales, while branded sales remained relatively flat.  Composite Materials sales increased by $172,000, or a 7% increase for the 2007 Quarter as compared to the 2006 Quarter and represented approximately 16% of the Company’s consolidated net revenues for the 2007 Quarter.  The Company believes that Composite Materials sales will continue to increase and is installing an additional wide prepreg tape line projected to be completed by the end of 2007 to support this anticipated growth.

Gross Profit

	As of June 30,
	2007	2006	Chg	% Chg
Composite Products	$4,776	$5,186	$(410)	(8)%
Composite Materials	1,156	1,000	156	16%
Total Gross Profit	$5,932	$6,186	$(254)	(4)%

Total gross profit decreased by approximately $254,000, or 4% for the 2007 Quarter as compared to the 2006 Quarter.  The decrease in gross profit was primarily attributed to a decrease in gross profit of Composite Products, which was partially offset by an increase in gross profit of Composite Materials.  The decrease in Composite Products gross profit was mainly attributed to higher material and manufacturing costs and lower absorption of U.S. golf shaft manufacturing costs.  Composite Products gross margin decreased to 32% for the 2007 Quarter as compared to 35% for the 2006 Quarter.  The Company recorded additional inventory reserves of $260,000 for the 2007 Quarter as compared to $222,000 for the 2006 Quarter.  Composite Materials gross profit increased by approximately $156,000, or 16%, in 2007 Quarter as compared to the 2006 Quarter.  The increase is mainly attributed to an increase in contribution provided by the operations of CFT and an increase in gross profit provided by higher external material sales.  Composite Materials gross margin increased to 42% for the 2007 Quarter as compared to 39% for the 2006 Quarter.

Operating Income

	As of June 30,
	2007	2006	Chg	% Chg
Gross profit	$5,932	$6,186	$(254)	(4)%

Selling, General & Administrative (“SG&A) Expense
Composite Products	3,167	2,337	830	36%
Composite Materials	489	194	295	152%
Total SG&A	3,656	2,531	1,125	44%

Operating Income
Composite Products	1,609	2,849	(1,240)	(44)%
Composite Materials	667	806	(139)	(17)%
Operating Income	$2,276	$3,655	$(1,379)	(38)%
Operating Margin	13%	21%	(8)%

Operating income decreased by approximately $1.4 million, or 38%, in 2007 Quarter as compared to the 2006 Quarter.  The decrease was mainly attributed to an increase in SG&A and to a lesser extent a decrease in gross profit.  The Company’s SG&A expenses increased by approximately $1.1 million in the 2007 Quarter as compared to the 2006 Quarter.  SG&A increased as a percentage of revenues to 21% in the 2007 Quarter as compared to 15% for the 2006 Quarter.  The increases were primarily attributed an incentive accrual in the 2007 Quarter as compared to a reversal of an incentive accrual in the 2006 Quarter, an increase in rent expense attributed to the Company’s new corporate building and increases in other SG&A. The Company anticipates administrative costs will increase in 2007 due to having a full years worth of operations in Vietnam.  The Company’s stock-based compensation expense was $64,000 in 2007 Quarter as compared to $44,000 in 2006 Quarter.   The Company anticipates that stock-based compensation expense will increase in the future to the extent that the Company’s Board of Directors approves additional grants of equity awards to employees and officers of the Company.  In addition, each May there is an automatic grant of options to the external directors of the Company.

Other Income(Expense)

	As of June 30,
	2007	2006	Chg	% Chg
Operating income	$2,276	$3,655	$(1,379)	(38)%

Interest income	250	184	66	36%
Other, net	(32)	(4)	(28)	(700)%
Equity in earnings of joint venture	85	49	36	73%
Total other income	303	229	74	32%
Income before income taxes	$2,579	$3,884	$(1,305)	(34)%

Other income increased by approximately $74,000 for the 2007 Quarter, or 74%, as compared to the 2006 Quarter.  The Company benefited from increased earnings from its equity investment in CFT, increased interest income on its invested cash balance and an increase in other income.

Income Taxes

	As of June 30,
	2007	2006	Chg	% Chg
Income before income taxes	$2,579	$3,884	$(1,305)	(34)%
Provision for income taxes	918	1,199	(281)	(23)%
Net income	$1,661	$2,685	$(1,024)	(38)%
Effective tax rate	36%	31%	5%
Profit margin	9%	15%	(6)%

The Company recorded a provision for income taxes in the amount of $918,000 in the 2007 Quarter as compared to $1.2 million for the 2006 Quarter.  The Company’s effective tax rate was 36% in the 2007 Quarter as compared to 31% in the 2006 Quarter. The 2006 Quarter benefited from a reduced rate because the Company had booked at higher rate in the first quarter of 2006 and trued up its estimate for taxes in the 2006 Quarter.  The Company estimates that its effective tax rate going forward will be between 35% and 38%.

Six Month Period Ended June 30, 2007 compared to the Six Month Period Ended June 30, 2006

Net Sales

	As of June 30,
	2007	2006	Chg	% Chg
Composite Products	$32,685	$33,463	$(778)	(2)%
Composite Materials	5,592	4,704	888	19%
Total Net Sales	$38,277	$38,167	$110	0%

Net sales increased by $110,000 for the six month period ended June 30, 2007 (“the 2007 Period”) from the six month period ended June 30, 2006 (“the 2006 Period”).  The increase in sales was mainly attributed to an increase in Composite Material sales, which was partially offset by a decrease in Composite Products sales.  The Composite Products decrease in sales during the 2007 Period as compared to the 2006 Period is mainly attributed to a decrease in branded and OEM golf shaft sales, which was partially offset by an increase in co-branded golf shaft sales and hockey stick sales.  The Company does not anticipate any future hockey stick sales as the Company concluded the sales of its hockey stick product line as of June 30, 2007.  The Company’s average selling price of golf shaft sales increased by 2% in 2007 Period as compared to the 2006 Period on an overall decrease in units sold of 6%.  The Company’s branded and co-branded golf shaft sales decreased as a percentage of Composite Products sales to 52% for the 2007 Period as compared to 53% for the 2006 Period.    Composite Materials sales increased by $888,000, or a 19% increase for the 2007 Period as compared to the 2006 Period.  Composite Materials have increased to approximately 15% of the Company’s consolidated net revenues for the 2007 Period as compared to 12% for the 2006 Period.  The Company believes that Composite Materials sales will continue to increase and is installing an additional wide prepreg tape line projected to be completed by the end of 2007 to support this anticipated growth.

Gross Profit

	As of June 30,
	2007	2006	Chg	% Chg
Composite Products	$10,467	$14,161	$(3,694)	(26)%
Composite Materials	2,655	1,693	962	57%
Total Gross Profit	$13,122	$15,854	$(2,732)	(17)%

Total gross profit decreased by approximately $2.7 million, or 17% for the 2007 Period as compared to the 2006 Period.  The decrease in gross profit was primarily attributed to a decrease in gross profit of Composite Products, which was partially offset by an increase in gross profit of Composite Materials.  The decrease in Composite Products gross profit was mainly attributed to higher material and manufacturing costs and lower absorption of U.S. golf shaft manufacturing costs.  In addition, the gross margin during the 2007 Period was negatively impacted by an 11% decrease in the Company’s branded golf shaft sales as compared to the 2006 Period.  The Company’s branded golf shaft sales sell at higher margins than the Company’s other Composite Products.  Composite Products gross margin decreased to 32% for the 2007 Period as compared to 42% for the 2006 Period.  The Company recorded additional inventory reserves of $359,000 for the 2007 Period as compared to $562,000 for the 2006 Period.  The Composite Materials gross profit increased by approximately $962,000, or 57%, in 2007 Period as compared to the 2006 Period.  The increase is mainly attributed to an increase in contribution provided by the operations of CFT and the increase in gross profit provided by higher external materials sales.  Composite Materials gross margin increased to 47% for the 2007 Period as compared to 36% for the 2006 Period.

Operating Income

	As of June 30,
	2007	2006	Chg	% Chg
Gross profit	$13,122	$15,854	$(2,732)	(17)%

Selling, General & Administrative (“SG&A) Expense
Composite Products	6,319	5,042	1,277	25%
Composite Materials	709	350	359	103%
Total SG&A	7,028	5,392	1,636	30%

Operating Income
Composite Products	4,148	9,119	(4,971)	(55)%
Composite Materials	1,946	1,343	603	45%
Operating Income	$6,094	$10,462	$(4,368)	(42)%
Operating Margin	16%	27%	(11)%

Operating income decreased by approximately $4.4 million, or 42%, in the 2007 Period as compared to the 2006 Period.  The decrease was mainly attributed to a decrease in gross profit and to a lesser extent an increase in SG&A. The Company’s SG&A expenses increased by approximately $1.6 million in the 2007 Period as compared to the 2006 Period.  SG&A increased as a percentage of revenues to 18% in the 2007 Period as compared to 14% for the 2006 Period.  The increases were primarily attributed to increases in incentive pay accrual, SOX, advertising and marketing and other SG&A expenses.  The Company anticipates administrative costs will increase in 2007 due to having a full years worth of operations in Vietnam.  The Company’s stock-based compensation expense was $124,000 for the 2007 Period as compared to $82,000 for the 2006 Period.   The Company anticipates that stock-based compensation expense will increase in the future to the extent that the Company’s Board of Directors approves additional grants of equity awards to employees and officers of the Company.  In addition, each May there is an automatic grant of options to the external directors of the Company.

Other Income(Expense)

	As of June 30,
	2007	2006	Chg	% Chg
Operating income	$6,094	$10,462	$(4,368)	(42)%

Interest income	449	342	107	31%
Other, net	11	(12)	23	192%
Equity in earnings of joint venture	190	95	95	100%
Total other income	650	425	225	53%
Income before income taxes	$6,744	$10,887	$(4,143)	(38)%

Other income increased by approximately $225,000 for the 2007 Period, or 53%, as compared to the 2006 Period.  The Company benefited from increased earnings from its equity investment in CFT, increased interest income on its invested cash balance and an increase in other income.

Income Taxes

	As of June 30,
	2007	2006	Chg	% Chg
Income before income taxes	$6,744	$10,877	$(4,143)	(38)%
Provision for income taxes	2,388	3,860	(1,472)	(38)%
Net income	$4,356	$7,027	$(2,671)	(38)%
Effective tax rate	35%	35%	—%
Profit margin	11%	18%	(7)%

The Company recorded a provision for income taxes in the amount of $2.4 in the 2007 Period as compared to $3.9 million for the 2006 Period.  The Company’s effective tax rate was 35% in the 2007 and 2006 Periods.  The Company estimates that its effective tax rate going forward will be between 35% and 38%.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) increased by approximately $4.2 million as of June 30, 2007 as compared to December 31, 2006.  The increase in cash was attributed to net income and changes in working capital, which were partially offset by capital spending and dividend payments. The majority of the cash generated by working capital was attributed to an increase in accounts payable of approximately $1.8 million, a decrease in accounts and income tax receivables totaling approximately $2.4 million, which was partially offset by an increase in inventories of approximately $640,000.  The increase in inventories was primarily attributed to an increase in fibers in raw material inventory.

The Company’s restricted cash balance decreased by $58,000 as of June 30, 2007 as compared to December 31, 2006.  The restricted cash is associated with cash on deposit in China for customs duties and taxes based upon raw materials imported, as a result of a downgrade of the Company’s custom status during 2006.  The Company was informed in April of 2007 that its custom status has been upgraded one level.  As such, the Company anticipates that it will be able to use the restricted cash in operations as it consumes the raw materials that the restricted cash is associated with.  The Company anticipates that the restricted cash will be unrestricted by the end of the 2007 and available for operations.  Cash provided by operating activities for the six month period ended June 30, 2007 was approximately $10.1 million, compared to cash used by operations of approximately $7,000 for the comparable period in 2006.

The Company used $4.4 million for capital expenditures during the six month period ended June 30, 2007 as compared to $2.0 million for the comparable period in 2006.  The majority of the capital expenditures in 2007 were attributed to the final construction of the Company’s plant in Vietnam and the relocation of the Company’s corporate offices and tenant improvements to the new building.  The Company has spent approximately $3.0 million in support of Composite Products, which is attributed to the aforementioned final construction of the Vietnam plant.  In addition, the Company has spent approximately $1.4 million in support of Composite Materials, as the Company has made its initial deposit on its wide tape line expansion project, which it anticipates will be installed by the end of 2007. Management anticipates total capital expenditures will approximate between $5.0 million and $6.0 million for 2007.

The Company paid two $0.15 per share quarterly dividends during the six month period ended June 30, 2007 totaling $1.7 million.  The Company repurchased 20,039 shares of its common stock during the six month period ended June 30, 2007, costing the Company approximately $298,000.  The Company purchased the shares in open market transaction ranging in price from $14.83 - $15.00.  The Company’s dividend policy and stock repurchase policy are discussed quarterly during the Company’s Board of Directors meetings and subject to Board approval.  The Company has approximately $3.5 million remaining that can be repurchased against its current approved stock buyback plan.

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

Backlog

As of June 30, 2007, the Company had a sales backlog of approximately $11.6 million compared to approximately $9.4 million as of June 30, 2006.  Historically, the majority of the dollar volume of the Company’s backlog has been shipped during the following three months after the close of a quarter.  However, the backlog as of June 30, 2007 contains a higher percentage of orders that are scheduled for shipment beyond the following three months, particularly in the fourth quarter of 2007 and first quarter of 2008.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 1A.	Risk Factors
There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.	Changes in Securities
{a} Not applicable.

{b} Not applicable.

{c}See table below:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased	Approximate Dollar Value that may yet be Purchased
April 1 – April 30	—		75,596	$3.8 million
May 1 – May 31	20,039	$14.90	95,635	$3.5 million
June 1 – June 30	—		95,635	$3.5 million
Total	20,039	$14.90	95,635	$3.5 million

The Company announced on July 28, 2006 its current stock repurchase program.  Under the program, the Company is authorized to purchase up to $5.0 million of its common stock.

Item 3.                                                Defaults Upon Senior Securities

Not applicable.

Item 4.                                                Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 16, 2007.

At the Annual Meeting two items were submitted to a vote of the stockholders of the Company and were approved:

1)  The election of the directors to serve until the next Annual Meeting of Stockholders. Votes cast for each director, as well as votes withheld are as follows:

NAME	FOR	WITHHELD

Thomas A. Brand	4,262,743	325,446
Peter R. Mathewson	4,314,755	273,434
Bryant R. Riley	3,753,400	834,789
Andrew M. Leitch	3,252,778	1,335,411

2)  The stockholders also ratified the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The voting was as follows: 4,545,027 votes were cast for ratification 29,988 votes were cast against and there were 13,174 abstentions.

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

Dated:	ALDILA, INC.

August 9, 2007	/s/ Robert J. Cierzan
Robert J. Cierzan
Signing both in his capacity as
Vice President, Finance and as Chief Accounting Officer of the Registrant