Form 10-Q
period 2007-09-30
ALDILA INC
filed 2007-11-09
CIK 902272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Common shares outstanding as of November 7, 2007 was – 5,154,235

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – UNAUDITED

(In thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,030	$3,882
Marketable securities	—	11,300
Restricted cash	637	1,444
Accounts receivable	5,207	8,862
Income taxes receivable	1,496	1,237
Inventories, net	16,109	13,691
Deferred tax assets	1,521	1,360
Prepaid expenses and other current assets	490	795
Total current assets	42,490	42,571

PROPERTY, PLANT AND EQUIPMENT	12,596	8,794

INVESTMENT IN JOINT VENTURE	3,134	3,091

DEFERRED TAXES	1,436	1,144

OTHER NON-CURRENT ASSETS	271	296

TOTAL ASSETS	$59,927	$55,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,891	$4,479
Accrued expenses	2,343	2,042
Other current liability	137	—
Total current liabilities	7,371	6,521

LONG-TERM LIABILITIES:
Deferred rent	169	49
Other long-term liability	655	—
Total liabilities	8,195	6,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,525,080 shares as of September 30, 2007 and 5,524,250 shares as of December 31, 2006	55	55
Additional paid-in capital	49,801	49,903
Retained earnings (accumulated deficit)	1,876	(632)
Total stockholders’ equity	51,732	49,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,927	$55,896

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

NET SALES	$13,201	$16,329	$51,478	$54,496
COST OF SALES	9,796	12,216	34,951	34,529
Gross profit	3,405	4,113	16,527	19,967

SELLING, GENERAL AND ADMINISTRATIVE	2,709	2,526	9,737	7,918
Operating income	696	1,587	6,790	12,049

OTHER INCOME (EXPENSE):
Interest income	267	189	716	531
Other, net	(7)	2,183	4	2,171
Equity in earnings of joint venture	90	72	280	167

INCOME BEFORE INCOME TAXES	1,046	4,031	7,790	14,918
PROVISION FOR INCOME TAXES	359	1,170	2,747	5,030

NET INCOME	$687	$2,861	$5,043	$9,888

NET INCOME PER COMMON SHARE	$0.12	$0.51	$0.91	$1.79

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$0.12	$0.51	$0.90	$1.77

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,522	5,567	5,523	5,516

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,583	5,631	5,584	5,590

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,043	$9,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,184	944
Stock-based compensation	210	161
Loss on disposal of fixed assets	100	8
Undistributed income of joint venture, net	(329)	(263)
Changes in assets and liabilities:
Restricted cash	807	(1,775)
Purchase of marketable securities	(14,200)	(6,400)
Proceeds from the sale of marketable securities	25,500	10,000
Accounts receivable	3,655	(824)
Other receivable	—	(2,152)
Inventories	(2,418)	(2,734)
Deferred tax assets	(161)	(307)
Prepaid expenses and other assets	314	(55)
Accounts payable	412	(938)
Deferred tax-noncurrent	(292)	(49)
Accrued expenses	301	(1,528)
Income taxes receivable	(259)	(752)
Other current liabilities	87	—
Deferred rent and other long-term liability	775	4
Net cash provided by operating activities	20,729	3,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,137)	(3,233)
Proceeds from sales of property, plant and equipment	67	—
Distribution from joint venture	286	169
Net cash used for investing activities	(4,784)	(3,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(486)	(1,211)
Benefit from exercise of stock options	40	1,678
Proceeds from issuance of common stock	134	2,270
Dividend payments	(2,485)	(2,495)
Net cash (used for) provided by financing activities	(2,797)	242

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,148	406
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,882	1,921
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,030	$2,327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2,857	$4,345

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.     Basis of Presentation

The consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 and the consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2006 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 consolidated financial statements and notes thereto included in the Company’s Annual Report and filed on Form 10-K with the Securities and Exchange Commission.

Reclassifications - certain reclassifications have been made to prior periods’ disclosures to conform to current year classifications.  The effect of the reclassification resulted in a decrease of cash and cash equivalents of $11.3 million and a corresponding increase in marketable securities, which were primarily comprised of Auction Rate Securities, of $11.3 million as of December 31, 2006.  The Auction Rate Securities had maturity dates which varied as either 7 days or 28 days with the majority of the investments having a maturity date of 7 days.   The reclassification had no effect to total current assets, total assets or net income and earnings per share for any period presented.

2.     Marketable securities

Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.  We account for our investments in marketable securities as trading securities in accordance with Statements of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  As of September 30, 2007, all marketable securities have been liquidated.

3.                    Restricted cash

The Company had restricted cash in the amount of $637,000 and $1.4 million as of September 30, 2007 and December 31, 2006, respectively, all of which is classified as current. The amounts are for foreign restricted currency maintained in a separate bank account at the Bank of China, under the name of its Chinese subsidiary to support the import and export inventory activities in China. As the restriction is related to the Company’s inventory, the Company has chosen to report this in operating activities of its Statement of Cash Flow.

4.     Inventories

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$10,857	$8,364
Work in process	1,076	1,204
Finished goods	4,176	4,123
Net inventories	$16,109	$13,691

Inventory reserves included in net inventories	$1,225	$1,370

5.               Fixed Assets

Fixed Assets consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Machinery and equipment	$17,420	$17,712
Office furniture and equipment	1,909	1,730
Leasehold improvements	9,909	9,362
Building and land	2,837	—
Property and equipment not yet in service	2,288	2,431
Total gross fixed assets	34,363	31,235
Less: accumulated depreciation and amortization	(21,767)	(22,441)
Fixed assets	$12,596	$8,794

6.     Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Payroll and employee benefits	$1,952	$1,490
Warranty reserve [1]	139	157
Legal and professional fees	69	12
Plant consolidation	—	81
Other	183	302
Total accrued expenses	$2,343	$2,042

[1] Warranty reserve rollforward	January 1, 2007 through September 30, 2007	January 1, 2006 through December 31, 2006
Beginning Balance	$157	$180
Settlement of Warranty	(76)	(119)
Provision for Warranty	58	96
Warranty reserve ending balance	$139	$157

7.     Investment in Joint Venture

The Company has a 50% ownership interest in Carbon Fiber Technology LLC (“CFT”), a joint venture formed to provide carbon fiber to both partners, which are accounted for under the equity method. Summarized financial information for CFT for the three and nine month periods ended September 30, 2007 and 2006 is as follows (in thousands):

	Three months ended September 30,
	2007	2006
Sales	$3,747	$3,535
Cost of sales	3,503	3,349
Gross profit	244	186
Net income	$241	$191

	Nine months ended September 30,
	2007	2006
Sales	$11,674	$9,773
Cost of sales	11,042	9,282
Gross profit	632	491
Net income	$631	$496

8.     Accounting for Stock-Based Compensation

On January 1, 2006 the Company adopted SFAS No.123R (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

In 1992, the Company adopted a Stock Option Plan for management. The Company has reserved 175,431 shares for issuance under this Plan. Options were granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant. In May of 1994, the stockholders adopted the 1994 Stock Incentive Plan (“Plan”) for employees, directors and consultants of the Company. The Company has reserved 1,366,667 shares for issuance under this Plan. Equity incentive programs covered under the Plan, include incentive stock options, non-qualified stock options and restricted stock awards. Stock options and restricted stock awards are granted at the fair market value of the shares at the date of grant, generally become fully vested over three years after grant, and expire ten years from the date of grant.

There were no modifications to stock options awards during the nine month period ended September 30, 2007. The Company recognizes stock-based compensation expense using the straight line attribution method. The remaining unrecognized compensation cost related to unvested awards as of September 30, 2007 and 2006 was approximately $1.0 million and $769,000, respectively. The following table summarizes compensation costs related to the Company’s stock-based compensation plans including stock options and restricted stock awards for the three and nine month periods ended September 30, 2007 and 2006 (in thousands):

	Three months periods ended September 30,
	2007	2006
Cost of sales	$—	$—
Selling, general and administrative	85	79
Pre-tax stock-based compensation expense	85	79

	Nine month periods ended September 30,
	2007	2006
Cost of sales	$—	$—
Selling, general and administrative	210	161
Pre-tax stock-based compensation expense	210	161

Stock Option Activity

Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three and nine month periods ended September 30, 2007 and 2006, respectively, are as follows (in thousands):

	Three month periods ended September 30,
	2007	2006
Proceeds from stock options exercised	$99	$—
Tax benefit related to stock options exercised	$40	$—
Intrinsic value of stock options exercised	$95	$—

	Nine month periods ended September 30,
	2007	2006
Proceeds from stock options exercised	$134	$2,270
Tax benefit related to stock options exercised	$40	$1,678
Intrinsic value of stock options exercised	$207	$4,247

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

	2007	2006
Expected life (years)	6	6
Forfeiture rate	0%	2%
Risk-free interest rate	4.9%	5.0%
Expected volatility	83.0%	72.3%
Expected dividend yield	3.9%	1.9%
Weighted average fair value of options granted	$8.59	$18.84

The following table summarizes the stock option transactions during the nine month period ended September 30, 2007:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	life	intrinsic
	Shares	price	(in years)	value
Options outstanding 1/1/2007	161,630	$13.41
Options granted	18,774	$15.47
Options exercised	(24,090)	$5.57
Options terminated	(10,002)	$23.65
Options outstanding 09/30/2007	146,312	$14.27	7.2	$6.98
Options exercisable 09/30/2007	117,533	$12.81	6.7	$5.94

A summary of the status of the Company’s nonvested shares as of September 30, 2007 is presented below.

Nonvested Shares	Shares	Weighted average grant-date fair value
Nonvested at 1/1/2007	28,488	$13.63
Granted	18,774	$8.59
Vested	(11,814)	$11.22
Forfeited	(6,669)	$14.24
Nonvested at 09/30/2007	28,779	$11.19

Restricted Stock Activity

Restricted stock awards were issued to employees under the Company’s Plan. Restricted stock awards vest over three years and are subject to the employees’ continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period.    A summary of the status of and changes in restricted stock granted under the Company’s Plan as of and during the nine month period ended September 30, 2007 is presented below:

	September 30, 2007
	Shares	Weighted average grant price
Restricted stock outstanding 1/1/2007	28,473	$15.70
Restricted stock awarded	30,823	$16.87
Restricted stock vested	(9,401)	$15.70
Restricted stock terminated	(905)	$16.19
Restricted stock outstanding 09/30/2007	48,990	$16.43

6.     Segment Reporting

The Company classifies its business into two segments based on products offered; Composite Products and Composite Materials. The Composite Products segment is primarily comprised of sales of graphite golf shafts and hockey sticks sales through June 30, 2007. The Company elected to discontinue its hockey stick manufacturing operations during the second quarter of this year and has completed operations as of June 30, 2007. The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics, film adhesives and the Company’s 50% interest in CFT. The Company evaluates performance based on profit or loss from operations. The Company does not evaluate inter-segment sales and has never tracked such sales. The Composite Materials segment produces the majority of its materials for the Composite Products segment. Certain SG&A costs and other shared support costs are recorded initially in the Composite Products segment and allocated for segment reporting.

Segment Operating Results

Three Month Periods Ended September 30, 2007 and 2006

	Three month period ended September 30, 2007
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$10,991	$2,210	$13,201
Operating income	$39	$657	$696
Income before income taxes	$170	$876	$1,046

	Three month period ended September 30, 2006
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$14,130	$2,199	$16,329
Operating income	$1,561	$26	$1,587
Income before income taxes	$3,905	$126	$4,031

Nine month periods ended September 30, 2007 and 2006

	Nine month period ended September 30, 2007
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$43,676	$7,802	$51,478
Operating income	$4,187	$2,603	$6,790
Income before income taxes	$4,631	$3,159	$7,790

	Nine month period ended September 30, 2006
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$47,593	$6,903	$54,496
Operating income	$10,680	$1,369	$12,049
Income before income taxes	$13,398	$1,520	$14,918

Segment Long-Lived Assets

	As of September 30, 2007	As of December 31, 2006
Property, Plant and Equipment
Composite Products	$7,393	$5,082
Composite Materials [1]	5,203	3,712
Total Property, Plant and Equipment	$12,596	$8,794

Investment in Joint Venture
Composite Products	$—-	$—-
Composite Materials	3,134	3,091
Total Investment in Joint Venture	$3,134	$3,091

Total Long-Lived Assets
Composite Products	$7,393	$5,082
Composite Materials	8,337	6,803
Total Long-Lived Assets	$15,730	$11,885

Notes:

[1] These assets also support the Composite Products segment as the Composite Materials segment manufactures the majority of the materials consumed by the Composite Products segment.

7.                    Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $50,000 to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of adoption, including the increase in the liability noted above, the Company had approximately $754,000 of unrecognized tax benefits. As of September 30, 2007, the Company had approximately $792,000 of unrecognized tax benefits. During the third quarter ended September 30, 2007, the Company’s unrecognized tax benefits increased by approximately $13,000, which is attributed to the current quarter accrual for penalties and interest. If the Company were to recognize these tax benefits, it would favorably affect the annual effective income tax rate. Prior to the adoption of FIN 48, the Company had recorded its liability for unrecognized tax benefits in its income taxes payable/receivable line item on the face of the Company’s balance sheet. In accordance with FIN 48, the unrecognized tax benefits that do not relate to temporary differences should be classified as either a current or non-current liability. As such, the Company has recorded an other current liability of $137,000 and an other long term liability of $655,000 as of September 30, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the nine month period ended September 30, 2007, the Company accrued approximately $39,000 in interest and penalties associated with uncertain tax positions. As of September 30, 2007, the Company has approximately $59,000 and $48,000 accrued for interest and penalties, respectively. For unrecognized tax benefits that exist as of September 30, 2007, the Company does not anticipate any significant changes in the next twelve months. The Company is subject to taxation in the U. S. Federal jurisdiction and various state and foreign tax jurisdictions.  The earliest tax year open to examination by the U.S., State, or foreign tax jurisdictions is 2001.  The Company is currently under audit by the State of California Franchise Tax Board as it relates to the Company’s amended tax return for 2004.

8.                    Subsequent Events

The Company announced on August 20, 2007 the commencement of a “Dutch auction” tender offer (“Offer”) to acquire shares of its common stock and the termination of the Company’s open stock repurchase plan. The Offer expired at 5:00 p.m. New York Time, September 28, 2007. The Offer settled on October 4, 2007 and funds were wired to the Company’s depository for the transaction on that date. The Company was able to acquire 370,845 shares of its common stock at a price of $16.85, costing the Company approximately $6.2 million. The Company’s common stock outstanding after the transaction is 5,154,235 shares.

9.                    New Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (fair value option). Unrealized gains and losses on items for which the fair value option is elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for the Company beginning January 1, 2008. SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

Item 2.          Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company is disclosing segment information for two segments. The Company had historically considered its operations to be comprised of one business segment, prior to January 1, 2006. Composite Products is comprised of sales of golf shafts, hockey sticks through June 30, 2007 and other composite products. The Company elected to discontinue its hockey stick manufacturing operations during the second quarter of this year and has completed operations as of June 30, 2007. The decision to exit this product line has not had a material impact on the Company’s financial statements and allows the Company to focus on its more profitable product lines and businesses. Composite Materials is comprised of external sales of prepreg products in the forms of uni-tapes, fabrics and film adhesives along with contributions from its interest in CFT.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2006 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2007, we did not make any new accounting estimates that are considered significant accounting estimates other than the adoption of FIN 48 in the first quarter of 2007, which is disclosed in footnote 7 to the Consolidated Financial Statements. There were not any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

Composite Products

The Composite Products segment is mainly comprised of graphite golf shafts and, to a lesser extent, hockey sticks (see discussion below regarding the Company’s decision to exit the hockey business). The graphite shaft market consists of customized OEM production shafts, both premium and value and Aldila branded and co-branded shafts. The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and to distributors. The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and have higher gross margins than the customized OEM production shafts sold to club manufacturers.

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

In 2006, PGA Tour, LPGA Tour and Nationwide Tour professionals using Aldila NVTM or VS ProtoTM shafts in their clubs won a total of 32 Tour events. In 2006, the Aldila VS ProtoTM and NVTM Hybrid shafts combined were the number one hybrid shafts at every event last year on the PGA Tour, according to the Darrell Survey Company. In addition, Aldila Hybrid shafts achieved the highest test score for the Annual Golf Magazine Club Test for 2006. Forty club testers evaluated hybrid clubs for Golf Magazine and clubs featuring Aldila Hybrid shafts received the highest rating in every category for hybrid clubs. Overall the Aldila shafts helped give the testers the best feel, playability, forgiveness and distance with their hybrids compared to the competition.

Aldila has done very well on Tour in 2007.  Players using Aldila shafts have won 19 events on the PGA Tour and nearly half of all the events on the Nationwide Tour. The recently introduced Aldila DVSTM, along with the VS ProtoTM and NVTM, continue to be the leading wood and hybrid shaft series on the PGA and Nationwide Tour’s.  Aldila shafts were the most popular shafts for woods and hybrid clubs at every Major Championship on the PGA Tour in 2007. Aldila shafts were used by the winner of The Masters and the U.S. Open as well as the winner of the World Golf Championship-Accenture Match Play Championship; three of the year’s first limited field events for the world’s top players.  Paula Creamer, a member of the Aldila advisory staff, won the SBS Open and led the U.S. Women’s team to victory in the Solheim Cup playing her customary pink NVTM.  Aldila was also the shaft of choice for the majority of players in both woods and hybrids at the 2007 PGA Club Professional Championship.  Leading amateurs are also using Aldila shafts more than any other graphite shaft brand.  At the 2007 U.S. Men’s Amateur, Aldila was the leading shaft choice for hybrids. During the U.S. Public Links Championship, Aldila was the most popular wood and hybrid shaft.  Aldila was the leading shaft at the NCAA Division 1 Men’s Championship in both woods and hybrids and the leading driver shaft at the NCAA Women’s Championship.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

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

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability. The Company’s average selling price decreased by 64% from December 31, 1990 through December 31, 2002. The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts. Beginning in 2003, the Company was able to achieve higher average selling prices as it enjoyed increasing success in the branded segment of the business. In late 2004, the Company began to offer its OEM customers co-branded shafts for their stock offerings. The introduction of co-branded shafts and the continued success in the branded segment had the effect of increasing the Company’s average selling prices over prior years. The Company’s average selling price increased by approximately 70% for the year ended December 31, 2006 as compared to the comparable period in 2002. However, the Company’s average selling price decreased by 6% for the year ended December 31, 2006 as compared to the comparable period in 2005. The Company’s average selling price decreased by less than 1% for the three month period ended September 30, 2007 as compared to the comparable period in 2006. The percentage of the total branded and co-branded shaft revenue to total Composite Products revenue decreased to 35% for the three month period ended September 30, 2007 as compared to 38% for the comparable period in 2006. As the Company’s branded and co-branded shafts typically sell at higher selling prices than OEM production shafts, a significant change in product mix in any one period will have the effect of increasing or decreasing the average selling price of shafts sold. In addition, increases in carbon fiber prices passed on to its customers could also have the effect of increasing average selling prices in the future.

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

In addition to golf shafts, the Company also manufactured hockey sticks for one customer. The Company began manufacturing and selling hockey sticks in 2002. The Company had not seen a significant increase in sales of hockey sticks and was not satisfied with the status of its hockey business during the current year and as such, discontinued the business in the second quarter of 2007. The decision to exit this product line has not had a material impact on the Company’s earnings and allows the Company to focus on its more profitable product lines and businesses.

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

The Company began the manufacture of composite materials in 1994. Initially, the prepreg produced was mainly consumed by the Composite Products segment. The Company’s external sales of prepreg and other materials have increased over the past several years. Sales of prepreg as a percentage of net sales were 17% for the three month period ended September 30, 2007 as compared to 13% for the comparable period in 2006. The Company has spent a significant amount of money over the past several years to increase the capacity of its prepreg operations in support of its external sales of prepreg and Composite Products operations. In the second half of 2005, the Company purchased a second resin filmer. The addition of a second resin filmer provides additional supply of resin film, which is one of the key raw materials in the production of prepreg. The increase in resin film capacity has enabled the Company to add additional capacity to the Company’s prepreg composite manufacturing operations as well as provide increased capacity for film products. In addition, it provides capacity protection should the Company encounter problems with its other resin filmer. The Company completed the installation of its sixth prepreg tape line in late 2006, which enables it to support anticipated growth for shaft and prepreg sales. In addition, the Company anticipates that the installation of a wide tape line, which is currently being installed, to be completed late this year. This will add further capacity to support anticipated growth in this business segment.

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

CFT purchased substantially all of its raw acrylic fibers (“precursor”) for the carbon fiber operation from one supplier for the years 2000 through 2006. Previous to 2000, the Company purchased precursor from another supplier who in May 2005, filed bankruptcy and announced its intention to cease producing precursor, which left CFT in a true sole source position. The assets of this previous supplier are now owned by China Bluestar who continues to operate the business. There is no certainty that China Bluestar will be successful. CFT is continuing to pursue alternate sources of supply for this material and has run several trials with results that are encouraging. The current supplier of precursor has notified CFT that it does not intend to continue to supply precursor beyond late October 2007. CFT management projects that precursor in inventory when supply ends from the current supplier along with a limited quantity available from another qualified supplier should carry the operation through the third quarter of 2008. Recently, another potential supplier expressed its intention to supply precursor to the operation beginning in the fourth quarter of 2008. However, if the current supplier is unable to deliver and CFT cannot qualify and source material from other new suppliers in sufficient quantities prior to this event, it could have a material adverse effect on the Company’s business.

Prior to late 2003, the Company believed that the cost saving benefits of its efforts to vertically integrate through the manufacture of carbon fiber had not benefited the Company. Market prices for golf shaft raw materials, which are primarily based on carbon fiber costs, had been historically low with carbon fiber readily available at attractive prices when compared to the Company’s cost to purchase it from CFT. The Company’s gross margins and profitability were adversely affected when the market prices of carbon fiber were low. However, in the second half of 2003, the availability of carbon fiber began to tighten and prices began to increase. The Company believes the shortage of carbon fiber in the world markets over the past several years could continue, as forecasted demand driven by current applications and future applications are projected to outpace forecasted capacity expansions. However, it appears in the short term that the supply of carbon fiber is sufficient and the Company’s Composite Products competitors currently appear to be able to obtain adequate supplies of prepreg raw materials. The Company believes that CFT is a valuable asset.

Results of Operations

Third Quarter 2007 Compared to Third Quarter 2006

Net Sales

	Three months ended September 30,
	2007	2006	Chg	% Chg
Composite Products	$10,991	$14,130	$(3,139)	(22)%
Composite Materials	2,210	2,199	11	1%
Total Net Sales	$13,201	$16,329	$(3,128)	(19)%

Net sales decreased by $3.1 million for the three month period ended September 30, 2007 (“the 2007 Quarter”) from the three month period ended September 30, 2006 (“the 2006 Quarter”). The decrease in net sales was attributed to a decrease in Composite Product sales. The decrease in Composite Products sales was across all lines, branded, co-branded and OEM shafts along with a decrease in the sales of hockey sticks. The decrease in hockey sticks was attributed to the Company exiting the business during the second quarter ended June 30, 2007. The third quarter is historically the Company’s weakest quarter, which is often affected by the timing of new products offered by its customers. The Company’s average selling price of golf shafts sold remained relatively flat, with a decrease of less than 1% in the 2007 Quarter as compared to the 2006 Quarter.

There was an overall decrease in units sold of 19% in the 2007 Quarter as compared to the 2006 Quarter. The Company’s branded and co-branded golf shaft sales decreased as a percentage of Composite Products sales to 35% for the 2007 Quarter as compared to 37% for the 2006 Quarter.

Gross Profit

	Three months ended September 30,
	2007	2006	Chg	% Chg
Composite Products	$2,404	$3,847	$(1,443)	(38)%
Composite Materials	1,001	266	735	276%
Total Gross Profit	$3,405	$4,113	$(708)	(17)%
Gross Margin	26%	25%	1%

Total gross profit decreased by approximately $708,000, or 17% for the 2007 Quarter as compared to the 2006 Quarter. The decrease in gross profit was primarily attributed to a decrease in gross profit of Composite Products, which was partially offset by an increase in gross profit of Composite Materials. The decrease in Composite Products gross profit was mainly attributed to a decrease in the nets sales of Composite Products. Composite Products gross margin decreased to 22% for the 2007 Quarter as compared to 27% for the 2006 Quarter. The gross margin suffered from the change in mix of Composite Product sales, primarily the decreases in branded and co-branded shafts sales as a percentage of Composite Product. Composite Materials gross profit increased by approximately $735,000, or 276%, in the 2007 Quarter as compared to the 2006 Quarter. The increase is attributed to an increase in gross profit from the external sales of pregreg and contribution provided by the operations of CFT. Composite Materials gross margin increased to 45% for the 2007 Quarter as compared to 12% for the 2006 Quarter, mainly from the contribution from CFT. The Company’s consolidated gross margin increased to 26% for the 2007 Quarter as compared to 25% for the 2006 Quarter.

Operating Income

	Three months ended September 30,
	2007	2006	Chg	% Chg
Gross profit	$3,405	$4,113	$(708)	(17)%

Selling, General & Administrative (“SG&A”) Expense
Composite Products	2,365	2,286	79	3%
Composite Materials	344	240	104	43%
Total SG&A	2,709	2,526	183	7%

Operating Income
Composite Products	39	1,561	(1,522)	(97)%
Composite Materials	657	26	631	2,426%
Operating Income	$696	$1,587	$(891)	(56)%
Operating Margin	5%	10%	(5)%

Operating income decreased by approximately $891,000, or 56%, in the 2007 Quarter as compared to the 2006 Quarter. The decrease was mainly attributed to a decrease in gross profit and to a lesser extent an increase in SG&A. The Company’s SG&A expenses increased by approximately $183,000 in the 2007 Quarter as compared to the 2006 Quarter. The increase was mainly attributed to the Company’s Dutch auction tender offer (“Offer”) which took place in during the 2007 Quarter. The cost incurred for the Offer was approximately $130,000. The increases in SG&A from the Offer expenses and other administrative expenses were partially offset by a decrease in advertising and promotion in the quarter. SG&A increased as a percentage of revenues to 21% in the 2007 Quarter as compared to 15% for the 2006 Quarter. The Company’s stock-based compensation expense was $85,000 in 2007 Quarter as compared to $79,000 in 2006 Quarter. The Company anticipates that stock-based compensation expense will increase in the future to the extent that the Company’s Board of Directors approves additional grants of equity awards to employees and officers of the Company.

Other Income(Expense)

	Three months ended September 30,
	2007	2006	Chg	% Chg
Operating income	$696	$1,587	$(891)	(56)%

Interest income	267	189	78	41%
Other, net	(7)	2,183	(2,190)	(100)%
Equity in earnings of joint venture	90	72	18	25%
Total other income	350	2,444	(2,094)	(86)%
Income before income taxes	$1,046	$4,031	$(2,985)	(74)%

Other income decreased by approximately $2.1 million for the 2007 Quarter, or 86%, as compared to the 2006 Quarter. The 2006 Quarter benefited from the settlement of the Carbon Fiber Antitrust Litigation class action lawsuit (“Carbon Fiber Suit”). The Company recorded approximately $2.2 million in Other Income during the 2006 Quarter as part of the settlement.

Income Taxes

	Three months ended September 30,
	2007	2006	Chg	% Chg
Income before income taxes	$1,046	$4,031	$(2,985)	(74)%
Provision for income taxes	359	1,170	(811)	(69)%
Net income	$687	$2,861	$(2,174)	(76)%
Effective tax rate	34%	29%	5%
Profit margin	5%	18%	(13)%

The Company recorded a provision for income taxes in the amount of $359,000 in the 2007 Quarter as compared to $1.2 million for the 2006 Quarter. The Company’s effective tax rate was 34% in the 2007 Quarter as compared to 29% in the 2006 Quarter. The 2006 Quarter benefited from a reduced rate because the Company had booked at a higher rate in the first and second quarter of 2006 and trued up its estimate for taxes in the 2006 Quarter. The Company estimates that its effective tax rate going forward will be between 35% and 38%.

Nine Month Period Ended September 30, 2007 compared to the Nine Month Period Ended September 30, 2006

Net Sales

	Nine months ended September 30,
	2007	2006	Chg	Chg%
Composite Products	$43,676	$47,593	$(3,917)	(8)%
Composite Materials	7,802	6,903	899	13%
Total Net Sales	$51,478	$54,496	$(3,018)	(6)%

Net sales decreased by $3.0 million for the nine month period ended September 30, 2007 (“the 2007 Period”) from the nine month period ended September 30, 2006 (“the 2006 Period”). The decrease in sales was attributed to a decrease in Composite Product sales of $3.9 million, which was partially offset by an increase in Composite Materials sales of $899,000. The Composite Products decrease in sales during the 2007 Period as compared to the 2006 Period is mainly attributed to a decrease in branded and OEM golf shaft sales. Branded and OEM shaft sales were down 13% and 7%, respectively, for the 2007 Period as compared to the 2006 Period. Sales of hockey sticks were relatively flat for the 2007 Period as compared to the 2006 Period. The Company concluded the sales of its hockey stick product line as of June 30, 2007. The Company’s average selling price of golf shaft sales increased by 2% in 2007 Period as compared to the 2006 Period on an overall decrease in units sold of 10%. The Company’s branded and co-branded golf shaft sales decreased as a percentage of Composite Products sales to 47% for the 2007 Period as compared to 48% for the 2006 Period. Composite Materials sales increased by $899,000, or a 13% increase for the 2007 Period as compared to the 2006 Period. Composite Materials have increased to approximately 15% of the Company’s consolidated net revenues for the 2007 Period as compared to 13% for the 2006 Period. The Company believes that Composite Materials sales will continue to increase and is currently installing a wide prepreg tape line, which is projected to be completed by the end of 2007 to support this anticipated growth.

Gross Profit

	Nine months ended September 30,
	2007	2006	Chg	% Chg
Composite Products	$12,871	$18,008	$(5,137)	(29)%
Composite Materials	3,656	1,959	1,697	87%
Total Gross Profit	$16,527	$19,967	$(3,440)	(17)%

Total gross profit decreased by approximately $3.4 million, or 17% for the 2007 Period as compared to the 2006 Period. The decrease in gross profit was attributed to a decrease in gross profit of Composite Products, which was partially offset by an increase in gross profit of Composite Materials. The decrease in Composite Products gross profit was mainly attributed to higher material and manufacturing costs and lower absorption of U.S. golf shaft manufacturing costs. Gross profit during the 2007 Period was also affected by a 17% increase in research and development spending as compared to the 2006 Period. In addition, the gross margin during the 2007 Period was negatively impacted by a 13% decrease in the Company’s branded golf shaft sales as compared to the 2006 Period. The Company’s branded golf shaft sales sell at higher margins than the Company’s other Composite Products. Composite Products gross margin decreased to 29% for the 2007 Period as compared to 38% for the 2006 Period. The Composite Materials gross profit increased by approximately $1.7 million, or 87%, in the 2007 Period as compared to the 2006 Period. The increase is mainly attributed to an increase in contribution provided by the operations of CFT and the increase in gross profit provided by higher external materials sales. Composite Materials gross margin increased to 47% for the 2007 Period as compared to 28% for the 2006 Period.

Operating Income

	Nine months ended September 30,
	2007	2006	Chg	% Chg
Gross profit	$16,527	$19,967	$(3,440)	(17)%

Selling, General & Administrative (“SG&A) Expense
Composite Products	8,684	7,328	1,356	19%
Composite Materials	1,053	590	463	78%
Total SG&A	9,737	7,918	1,819	23%

Operating Income
Composite Products	4,187	10,680	(6,493)	(61)%
Composite Materials	2,603	1,369	1,234	90%
Operating Income	$6,790	$12,049	$(5,259)	(44)%
Operating Margin	13%	22%	(9)%

Operating income decreased by approximately $5.3 million, or 44%, in the 2007 Period as compared to the 2006 Period. The decrease was mainly attributed to a decrease in gross profit and to a lesser extent an increase in SG&A. The Company’s SG&A expenses increased by approximately $1.8 million in the 2007 Period as compared to the 2006 Period. SG&A increased as a percentage of revenues to 19% in the 2007 Period as compared to 15% for the 2006 Period. The increases were primarily attributed to increases in incentive pay accrual, SOX, sales and marketing, Vietnam administrative costs and other SG&A expenses. In addition; the Company spent approximately $130,000 during the 2007 Period for Offer expenses, which concluded during the 2007 Quarter. The Company’s stock-based compensation expense was $210,000 for the 2007 Period as compared to $161,000 for the 2006 Period. The Company anticipates that stock-based compensation expense will increase in the future to the extent that the Company’s Board of Directors approves additional grants of equity awards to employees and officers of the Company.

Other Income

	Nine months ended September 30,
	2007	2006	Chg	% Chg
Operating income	$6,790	$12,049	$(5,259)	(44)%

Interest income	716	531	185	35%
Other, net	4	2,171	(2,167)	(100)%
Equity in earnings of joint venture	280	167	113	68%
Total other income	1,000	2,869	(1,869)	(65)%
Income before income taxes	$7,790	$14,918	$(7,128)	(48)%

Other income decreased by approximately $1.9 million for the 2007 Period, or 65%, as compared to the 2006 Period. The 2006 Period benefited from the settlement of the Carbon Fiber Suit. The Company recorded approximately $2.2 million in Other Income during the 2006 Period as part of the settlement. The Company benefited from increased earnings from its equity investment in CFT and increased interest income on its invested cash balances during the 2007 Period.

Income Taxes

	Nine months ended September 30,
	2007	2006	Chg	% Chg
Income before income taxes	$7,790	$14,918	$(7,128)	(48)%
Provision for income taxes	2,747	5,030	(2,283)	(45)%
Net income	$5,043	$9,888	$(4,845)	(49)%
Effective tax rate	35%	34%	1%
Profit margin	10%	18%	(8)%

The Company recorded a provision for income taxes in the amount of $2.7 million in the 2007 Period as compared to $5.0 million for the 2006 Period. The Company’s effective tax rate was 35% for the 2007 as compared to 34% for the 2006 Period. The Company estimates that its effective tax rate going forward will be between 35% and 38%.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) increased by approximately $13.1 million as of September 30, 2007 as compared to December 31, 2006. The increase in cash was attributed to net income and changes in working capital, which were partially offset by capital spending of $5.1 million and dividend payments totaling $2.5 million. The majority of the cash generated by working capital was attributed to the net settlement of marketable securities of $11.3 million, decreases in accounts receivable of approximately $3.7 million and restricted cash of $807,000, which was partially offset by an increase in inventories of approximately $2.4 million. The increase in inventories was primarily attributed to an increase in fibers in raw material inventory.

The Company’s restricted cash balance decreased by $807,000 as of September 30, 2007 as compared to December 31, 2006. The restricted cash is associated with cash on deposit in China for duties and taxes based upon raw materials imported, as a result of a downgrade of the Company’s custom status during 2006. The Company was informed in April of 2007 that its custom status has been upgraded one level. As such, the Company anticipates that it will be able to use the restricted cash in operations as it consumes the raw materials that the restricted cash is associated with. The Company anticipates that the balance of the restricted cash will be unrestricted by the end of the 2007 and available for operations.

The Company used $5.1 million for capital expenditures during the 2007 Period as compared to $3.2 million for the 2006 Period. The majority of the capital expenditures in 2007 were attributed to the final construction of the Company’s plant in Vietnam and the relocation of the Company’s corporate offices and tenant improvements to the new building. The Company has spent approximately $3.3 million in support of Composite Products, which is attributed to the aforementioned final construction of the Vietnam plant and relocation of the Company’s corporate offices. In addition, the Company has spent approximately $1.8 million in support of Composite Materials, as the Company has made its initial deposit on its wide tape line expansion project, which it anticipates will be installed by the end of 2007. Management anticipates total capital expenditures will approximate between $5.5 million and $6.0 million for 2007.

The Company paid three $0.15 per share quarterly dividends during the 2007 Period totaling $2.5 million. The Company repurchased 32,661 shares of its common stock during the 2007 Period, costing the Company approximately $486,000. The Company purchased the shares in open market transaction ranging in price from $14.67 - $15.00. The Company’s dividend policy and stock repurchase policy are discussed quarterly during the Company’s Board of Directors meetings and subject to Board approval. The Company terminated its existing stock buyback plan during the 2007 Quarter in conjunction with the announcement of the Company’s Dutch auction Tender Offer. The Company settled the Dutch auction Tender Offer during the first week of October. The Company was able to repurchase 370,845 shares of its common stock at a price of $16.85, costing the Company approximately $6.2 million. See Note 8 to the Consolidated Financial Statements.

We believe that our cash from operating activities will be adequate to meet our anticipated requirements for working capital, capital expenditures, and the payment of future dividends, if granted by the Company’s Board of Directors. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, reduce capital expenditures or obtain financing and there is no assurance we will be able to do so on a timely basis or on satisfactory terms.

New Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115  (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (fair value option). Unrealized gains and losses on items for which the fair value option is elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for the Company beginning January 1, 2008. SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

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

Backlog

As of September 30, 2007, the Company had a sales backlog of approximately $12.2 million compared to approximately $11.5 million as of September 30, 2006. Historically, the majority of the dollar volume of the Company’s backlog after the end of a quarter has been shipped during the following quarter. However, the backlog as of September 30, 2007 contains a higher percentage of orders that are scheduled for shipment beyond the following three months, particularly in the first quarter of 2008. Orders can typically be cancelled without penalty up to 30 days prior to shipment. Historically, the Company’s backlog generally has been highest at the beginning of the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

The Company’s Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Risk Factors” in Part I, Item 1A of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K. The forward-looking statements in this 10-Q are particularly subject to the risks that:

•                  our NV™ and VS Proto™ shaft lines and that their success may not continue to attract new customer accounts;

•                  our product offerings, including the Aldila NV™ and Aldila VS Proto™ shaft lines and product offerings outside the golf industry, will not achieve or maintain success with consumers or OEM customers;

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 1A.	Risk Factors
There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
{a} Not applicable.

{b} Not applicable.

{c}See table below:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased	Approximate Dollar Value that may yet be Purchased
July 1 – July 31	1,761	$15.00	97,396	$ 3.5 million
Aug 1 – August 31	10,861	$14.82	108,257	—
Sep 1 – September 30	—	—	108,257	—
Total	12,622	$14.84	108,257	—

The Company announced on July 28, 2006 its current stock repurchase program. Under the program, the Company is authorized to purchase up to $5.0 million of its common stock. The Company announced on August 20, 2007 the termination of its existing stock buyback plan in conjunction with the commencement of the Company’s Dutch auction Tender Offer.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
There were no matters submitted to security holders for vote during the three month period ended September 30, 2007.

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

Dated:	ALDILA, INC.

November 9, 2007	/s/ Robert J. Cierzan
Robert J. Cierzan
Signing both in his capacity as
Vice President, Finance and as Chief Accounting Officer of the Registrant