Form 10-K/A
period 2006-12-31
ALDILA INC
filed 2008-03-28
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21872

ALDILA, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3645590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13450 STOWE DRIVE, POWAY, CALIFORNIA 92064

(Address of principal executive offices)

Registrant’s telephone number, including area code     858-513-1801

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a
smaller reporting company)

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

EXPLANATORY NOTE:

As further discussed in Note 15 to the Consolidated Financial Statements, “Restatement of Previously Issued Consolidated Financial Statements”, this Annual Report on Form 10-K/A-1 is being filed to revise the Company’s previously filed Consolidated Balance Sheets as of December 31, 2006 and 2005 to reclassify marketable securities that were previously reported as cash and cash equivalents, and to revise the Company’s previously filed Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 to report investing cash flows related to the sales and purchases of marketable securities.  For additional information, see the Company’s Form 8-K filed on March 17, 2008.  The revised interim results set forth in Note 13 to the Consolidated Financial Statements, “Quarterly Results of Operations”, supersede the information in our Form 8-K filed March 17, 2008.  Such revisions did not affect previously reported results of operations, earnings per common share, working capital or total stockholders’ equity.

The Company has not attempted to modify or update subsequent events occurring after the date of filing the original December 31, 2006 Annual Report on Form 10-K.

The following items in the Company’s December 31, 2006 Annual Report on Form 10-K have also been restated to reflect the reclassification of marketable securities.

Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources section.

Part II  — Item 9A Controls and Procedures

Part IV — Item 15 — Exhibits and Financial Statement Schedules

ALDILA, INC.

Report on Form 10-K

Amendment No. 1
For the Fiscal Year Ended December 31, 2006

PART I

This Form 10-K/A-1 contains forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties.  These forward-looking statements are based on management’s expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future.  Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-K/A-1 (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in “Business Risks” under Item 1 and set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

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

The Company introduced the NV Prototype at the 2003 PGA Merchandise Show in January 2003 and subsequently changed it to the NVTM.   The NVTM went on to become the most successful new product launch in the Company’s history and returned Aldila to the forefront of the composite shaft industry.  The NVTM features the Company’s exclusive Micro Laminate Technology TM (“MLT”).  The Company followed up the NVTM with the introduction of the NVS, NV ProtoPypeTM, NVTM Hybrid, NVS Hybrid family of shafts and the GamerTMshaft in 2004.  The NVS shaft is geared toward the player who requires a shaft that promotes a higher initial launch angle, and one that makes it easier to turn the ball right to left.  The NV ProtoPypeTM promotes a lower, more controlled launch angle, with reduced spin, along with very low torque to provide extremely tight dispersion.  Hybrid clubs (also known as utility clubs and driving irons) are currently the fastest growing segment of the golf industry.  They are designed to replace long irons by providing a club that is easier to hit and much more forgiving for average as well as very skilled players.  The Company offers a full range of shafts to fit hybrid clubs, including the VS ProtoTM Hybrid, NVTM Hybrid, NVS Hybrid and GamerTM.  In the spring of 2006, Aldila began shipments of our two newest shaft offerings — the VS ProtoTM and the VS ProtoTM Hybrid.  The VS Proto has quickly become one of Aldila’s single most popular shaft models on Tour.  Both are high-end, high performance shafts featuring carbon nanotubes as well as aerospace carbon fibers and Aldila’s exclusive high performance resin system.  The Company believes that it will continue to be successful in the branded segment for the foreseeable future and has focused its engineering, marketing and advertising effort in support of this business.

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

The Company offers carbon fiber for sale through its joint venture, CFT, however, the Company does not anticipate outside sales of carbon fiber to be significant for the foreseeable future.  Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties.  See “Manufacturing — Carbon Fiber Manufacturing Process.”  Carbon fibers are used as reinforcements in composite materials that combine fibers with epoxy resins or other matrix materials to form a substance with high strength, low weight, stiffness, resistance to corrosion, resistance to fatigue and capacity to dissipate heat and electrical conductivity.  Carbon fiber materials produced by the Company or CFT are used in a variety of applications such as molding compounds for the manufacture of electronic components, masts and spars for the marine industry, hockey sticks, fishing rods, industrial products, as well as golf shafts.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006 (all numbers of securities reflect the Company’s one-for-three reverse stock split on June 3, 2002):

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders — 1994 Stock Incentive Plan	161,630	$13.41	28,473	439,446

Equity compensation plans not approved by security holders — 1992 Stock Option Plan (1)	—		—	20,167
Total	161,630		28,473	459,613

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

Overview - Business Conditions

Composite Products

The Composite Products segment is mainly comprised of graphite golf shafts and, to a lesser extent, hockey sticks.  The graphite shaft market consists of customized OEM production shafts, both premium and value and Aldila branded and co-branded shafts.  The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and to distributors.  The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and gross margins than the customized OEM production shafts sold to club manufacturers.  The Company introduced the Aldila NVTM in 2003, featuring the Company’s exclusive Micro Laminate Technology™.  The NVTM has had numerous Tour victories.  The Company introduced NV™ line extensions in 2004, including the NVS™, NV ProtoPype™, Pink NV™, NV™ Irons and NV™ Hybrid shafts.  The Company began shipping its newest shaft offering — the VS ProtoTM and the VS ProtoTM Hybrid in 2006.  The VS ProtoTM was used by the winner of the 2006 U.S. Open and is quickly becoming Aldila’s single most popular shaft model on Tour.  As with the NV ProtoPypeTM, the VS ProtoTM is a high performance shaft featuring carbon nanotubes as well as aerospace carbon fibers and Aldila’s exclusive high performance resin system.  In addition, the Company unveiled the new VS ProtoTM Hybrid shaft for high-end hybrid clubs.  The Company’s sales of the VS ProtoTM shaft line have exceeded the first year sales of our NVTM shaft line over a comparable period of time.   In 2006, PGA Tour, LPGA Tour and Nationwide Tour professionals using Aldila NVTM or VS ProtoTM shafts in their clubs have won a total of 32 Tour events.  The Aldila VS ProtoTM and NVTM Hybrid shafts combined have been the number one hybrid shafts at every event this year on the PGA Tour, according to the Darrell Survey Company.  In addition, Aldila Hybrid shafts won the Annual Golf Magazine Club Test for 2006.  Forty club testers evaluated hybrid clubs for Golf Magazine and clubs featuring Aldila Hybrid shafts received the highest rating in every category for hybrid clubs. Overall the Aldila shafts helped give the testers the best feel, playability, forgiveness and distance with their hybrids compared to the competition.  As the 2007 PGA Tour has began, Aldila was once again the leading shaft manufacturer represented at the Mercedes Championship, winning both the wood and hybrid shaft count.  The Company also recorded its first win of the year at the recent Sony Open with the winner using an Aldila NVTM shafted driver.  Paula Creamer, who is a member of the Aldila advisory staff, won the SBS Open playing her customary pink NVTM.  The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

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

The Company used $4.6 million for capital expenditures during 2006.  Composite Products capital expenditures were $3.2 million in 2006, with the majority of that being attributed to the expansion in Vietnam.  Composite Materials capital expenditures were $1.4 million in 2006.  The capital expenditures in Composite Materials was attributed to the remaining payments on the resin filmer installed in the first quarter of 2006 and sixth prepreg tape line installed at the end of 2006.  The capital expenditures of the Composite Materials segment also support the Composite Products segment. Management anticipates capital expenditures will approximate between $4.0 million and $6.0 million for 2007.  The increase in capital spending will be used to support the Company’s growth in the Composite Materials business, finish the expansion in Vietnam and relocate the Company’s corporate offices, warehousing and other departments into one building.  The Company used $11.0 million in cash for investing activities to purchase marketable securities in 2006 as compared to $38.0 million in 2005. The purchases in 2006 and 2005 of marketable securities were comprised of Auction Rate Securities (“ARS”), see Note 15 to the Consolidated Financial Statements. The Company had sales of marketable securities of $13.6 million in 2006 and $29.1 million in 2005, of which $21.6 million were ARS and the remaining was certificates of deposit and commercial paper which matured in 2005.  The Company received income tax distributions from CFT totaling $169,000 in 2006 compared to $400,000 in 2005.  Future distributions from CFT must be agreed upon by both joint venture partners prior to any distribution being made.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K/A-1 and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Annual Report on Form 10-K/A-1, other than statements that are purely historical, are forward-looking statements.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions also identify forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.  These forward-looking statements are based on management’s expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties.  The Company does not undertake any responsibility to update these statements in the future.  The Company’s actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in Item 1 of this Report on Form 10-K/A-1 and elsewhere in the Company’s filings with the Securities and Exchange Commission.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures (Restated)

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a–15 in connection with filing our original Form 10-K as of December 31, 2006.  In connection with filing this Form 10-K/A-1 the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of our disclosure controls and procedures in place as of December 31, 2006 and determined that, solely as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures then in place were not effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act. Management has taken steps to correct these disclosure controls and procedures. As of the date of filing this Form 10-K/A-1 the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and believe such disclosure controls now are effective in alerting them on a timely basis to material information relating to Aldila required to be included in Aldila’s periodic filings under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting (Restated)

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its report entitled Internal Control – Integrated Framework. In connection with this Form 10-K/A-1, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with participation of the Company’s CEO and CFO. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. Based on this re-evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006, due to the following material weakness.

Management has determined that a material weakness in internal control over financial reporting existed as of December 31, 2006, which resulted in errors and subsequent restatement of the 2006 financial statements included in this Form 10-K/A-1. Specifically, management determined that the Company’s controls over the accounting for cash and cash equivalents and investments in marketable securities were not designed and did not operate effectively to appropriately identify marketable securities and determine that such marketable securities were presented in accordance with generally accepted accounting principles in the Company’s consolidated financial statements. Management has taken steps to correct the identified weakness in the Company’s internal controls over financial reporting. As of the date of filing this Form 10-K/A-1 the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our internal controls over financial reporting pursuant to Exchange Act Rule 13a-15 and believe such internal controls over financial reporting now provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in all material respects in accordance with generally accepted accounting principles as used in the United States of America.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Aldila, Inc.

Poway, California

We have audited management’s assessment (as restated), included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Aldila, Inc. and subsidiaries (the "Company," or "Aldila, Inc.") did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Aldila, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weakness described in the following sentence has been identified and included in management's assessment.  Controls over the accounting for cash and cash equivalents and marketable securities were not designed and did not operate effectively to appropriately identify auction-rate-securities and determine that such securities were presented in accordance with generally accepted accounting principles in the Company’s consolidated financial statements.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the restatement of the applicable December 31, 2006 consolidated financial statements of the Company, and this report does not affect our report dated March 9, 2007 (except for Notes 13, 15, and the Cash Equivalents and Marketable Securities section of Note 1 and the fifth and sixth paragraphs of such report, as to which the date is March 28, 2008) on those financial statements.

In our opinion, management's assessment (as restated) that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the COSO.  Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the aforementioned control criteria, the Company had not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2006 and 2005 consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006 of Aldila, Inc., and our report dated March 9, 2007 (except for Notes 13, 15, and the Cash Equivalents and Marketable Securities section of Note 1 to those financial statements, and the fifth and sixth paragraphs of such report, as to which the date is March 28, 2008) expressed an unqualified opinion thereon.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
March 9, 2007 (except for the first, fifth and sixth paragraphs of this report, as to which the date is March 28, 2008)

Changes in internal control.  There have been no significant changes in internal controls or in factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, during the fiscal quarter ended December 31, 2006.

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

3.                                       See the Index to Exhibits on page 54 of this Form 10-K.  Financial statements of subsidiaries not consolidated and fifty percent or less owned persons, management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits.

(b)         Exhibits required by Item 601 of Regulation S-K.

See item (a) 3 above.

(c)          Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3, which include separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.

See item (a) 3 above.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2006	2005
	As Restated	As Restated
	(Note 15)	(Note 15)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,882	$1,921
Marketable securities	11,300	13,900
Restricted cash	1,444	—
Accounts receivable	8,862	7,233
Income taxes receivable	1,237	895
Inventories	13,691	12,387
Deferred tax assets	1,360	1,352
Prepaid expenses and other current assets	795	625
Total current assets	42,571	38,313

PROPERTY, PLANT AND EQUIPMENT	8,794	5,570

INVESTMENT IN JOINT VENTURE	3,091	2,895

DEFERRED TAXES	1,144	1,051

OTHER NON-CURRENT ASSETS	296	260

TOTAL ASSETS	$55,896	$48,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,479	$6,294
Accrued expenses	2,042	3,214
Total current liabilities	6,521	9,508

LONG-TERM LIABILITIES:
Deferred rent and other long-term liabilities	49	30
Total liabilities	6,570	9,538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,524,250 shares as of December 31, 2006 and 5,395,523 shares as of December 31, 2005	55	54
Additional paid-in capital	49,903	47,041
Accumulated deficit	(632)	(8,544)
Total stockholders’ equity	49,326	38,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,896	$48,089

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

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2004	4,885	$48	$41,803	$(17,405)	$24,446

Repurchases of common stock	(55)	—	(295)	—	(295)

Common stock issued upon stock option exercises, including income tax benefits of $917	297	3	2,356	—	2,359

Dividend payments	—	—	—	(769)	(769)

Net income	—	—	—	9,320	9,320

Balance at Deccember 31, 2004	5,127	51	43,864	(8,854)	35,061

Common stock issued upon stock option exercises, including income tax benefits of $1,799	268	3	3,177	—	3,180

Dividend payments	—	—	—	(13,094)	(13,094)

Net income	—	—	—	13,404	13,404

Balance at December 31, 2005	5,395	54	47,041	(8,544)	38,551

Repurchases of common stock	(75)	(1)	(1,210)	—	(1,211)

Stock-based compensation	—	—	255	—	255

Common stock issued upon stock option exercises, including income tax benefits of $1,549	204	2	3,817	—	3,819

Dividend payments	—	—	—	(3,324)	(3,324)

Net income	—	—	—	11,236	11,236

Balance at December 31, 2006	5,524	$55	$49,903	$(632)	$49,326

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	December 31,

	2006	2005	2004
	As Restated	As Restated
	(Note 15)	(Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,236	$13,404	$9,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,322	1,275	1,422
Stock-based compensation	255	—	—
Loss (gain) on disposal of fixed assets	43	(5)	32
Undistributed income of joint venture, net	(365)	(223)	(285)
Changes in assets and liabilities:
Restricted cash	(1,444)	—	—
Accounts receivable	(1,629)	(2,019)	(601)
Inventories	(1,304)	(4,095)	(514)
Deferred tax assets	(101)	(199)	(2,204)
Prepaid expenses and other assets	(227)	(392)	52
Accounts payable	(1,815)	2,081	1,146
Accrued expenses	(1,172)	433	1,320
Income taxes payable/receivable	(342)	118	(1,013)
Deferred rent and other long-term liabilities	19	10	(19)
Net cash provided by operating activities	4,476	10,388	8,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,570)	(1,565)	(1,871)
Proceeds from sales of property, plant and equipment	2	10	3
Purchases of marketable securities	(11,000)	(38,029)	(4,971)
Proceeds from sales of marketable securities	13,600	29,100	—
Distributions from joint venture	169	400	1,500
Net cash (used for) provided by investing activities	(1,799)	(10,084)	(5,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(1,211)	—	(295)
Benefit from exercise of stock options	1,549	1,799	917
Proceeds from issuance of common stock	2,270	1,381	1,442
Dividend payments	(3,324)	(13,094)	(769)
Net cash (used for) provided by financing activities	(716)	(9,914)	1,295

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS	1,961	(9,610)	4,612
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,921	11,531	6,919
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,882	$1,921	$11,531

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$4,480	$5,813	$3,095

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company — Aldila, Inc. (a Delaware Corporation) (the “Company”) designs, manufacturers and markets graphite golf club shafts for sale principally in the United States.  In addition, the Company sells composite prepregs and other related materials and a limited amount of hockey sticks.

Principles of Consolidation — The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Aldila Materials Technology Corporation (“AMTC”), Aldila Golf, and Aldila Golf’s subsidiaries, Aldila de Mexico, Aldila Carbon Fiber Products Company Ltd and Aldila Composite Products Company Ltd.   All intercompany transactions and balances have been eliminated in consolidation.  The Company accounts for its joint venture investment in Carbon Fiber Technology LLC (“CFT”) under the equity method of accounting.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingencies affected by such estimates and assumptions.  Actual results could differ from these estimates.

Revenue Recognition — The Company recognizes revenues from product sales upon transfer of title to the customer at the time of shipment.  The Company also offers discounts to certain customers based on early payment.  Sales to these customers are recognized on a gross basis, and sales discounts are recorded at the time the discount is taken by the customer.  Recording revenue net of discounts would not have a significant effect on net sales or on the net realizable value of accounts receivable.  Sales discounts for the years ended December 31, 2006, 2005 and 2004 were $303,000, $554,000 and $328,000, respectively, representing less than 1% of gross revenues.  The Company monitors the significance of these amounts.

Cash Equivalents  and Marketable Securities — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All short-term, highly liquid investments having original maturities greater than ninety days are considered to be marketable securities.  Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities at December 31, 2006 and 2005 were comprised of auction rate securities that were generally liquidated in either 7 days or 28 days, and  were classified as available-for-sale securities in accordance with Statements of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The carrying value of marketable securities at December 31, 2006 and 2005, respectively,  approximated fair value and no unrealized gains or losses have been incurred. The auction rate securities were originally reported in the December 31, 2006 and 2005 financial statements as cash and cash equivalents.   The balance of auction rate securities as of December 31, 2006 and 2005 was $11.3 million and $13.9 million, respectively.  See Note 15 to the consolidated financial statements.

Restricted Cash  —  The Company had restricted cash in the amount of $1.4 million as of December 31, 2006, all of which is classified as current.  The $1.4 million is foreign restricted currency maintained in a separate bank account at the Bank of China, under the name of its Chinese subsidiary to support the import and export activities in China.  The restriction requirement occurred due to customs infractions during inspections carried out by the local customs office in Zhuhai that resulted in the Company’s custom import status being downgraded during the second quarter of 2006.  The downgrade is not necessarily permanent and the Company believes that it will be able to apply for a status review during the second quarter of 2007.

Fair Value of Financial Instruments — The fair value of short-term marketable securities, trade accounts receivable and payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments.  The fair value of investments is determined using quoted market prices for those securities.

Accounts Receivable — The Company sells graphite golf club shafts primarily to golf club manufacturers and distributors on credit terms.  The Company also sells hockey sticks to one customer and composite prepregs to manufacturers of other composite based products on credit terms.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a monthly review of the current status of outstanding customer balances.  Historically, credit losses have been minimal in relation to the credit extended.

Inventories — Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value.  The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management’s understanding of market conditions and forecasts of future product demand, all of which are subject to change. If actual charges for obsolescence or unmarketable inventory significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected.

Property, Plant and Equipment — Property and equipment are stated at cost.  Repairs and maintenance are charged to expense as incurred.  The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, as follows:

Years

Machinery and equipment	5-10

Office furniture and equipment	3-10

Leasehold improvements are amortized over the shorter of the asset life or the remaining term of the related lease.

Joint Venture — The Company’s 50% investment in CFT is accounted for under the equity method. (See Note 5).

Evaluation of Long-lived Assets — The Company’s policy is to assess potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely and the carrying amount of the asset exceeds the estimated undiscounted future cash flows.  If such evaluation were to indicate a material impairment of these long-lived assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value under Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Warranty Reserve — The Company provides a warranty to its customers for shaft breakage in the normal course of business.  The Company accrues for the estimated warranty based on historical experience at time of sale.  The estimated warranty is calculated based upon a rolling four-year ratio of breakage returns to sales applied to current year sales. (See Note 6).

Advertising — The Company advertises primarily through print media. The Company’s policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2006, 2005 and 2004 were $1.4 million, $1.2 million and $1.2 million, respectively.

Shipping and Handling Costs — Shipping and handling costs are classified as cost of sales.

Research & Development (“R&D”) — The Company performs internal research and development efforts. Research and development expenses were approximately $2.5 million, $2.4 million and $1.7 million for 2006, 2005 and 2004, respectively.

Foreign Currency Translation — The Company’s foreign subsidiaries are a direct and integral component or extension of the parent company’s operation.  The daily operations of foreign subsidiaries are dependent on the economic environment of the parent’s currency.  In addition, the changes in the foreign subsidiary’s individual assets and liabilities directly affect the cash flow of the parent company.  The functional currency of foreign subsidiaries is the US dollar.  During the years ended December 31, 2006, 2005 and 2004, net foreign currency transaction gains and losses included in the Company’s Statements of Operations were insignificant.

Common Stock and Earnings Per Share (“EPS”) — Earnings per share - basic is calculated based upon the weighted average number of shares outstanding during the year, while diluted also gives effect to all potential dilutive common shares outstanding during each year such as options, restricted stock, warrants and other contingently issuable shares.

Income Taxes — Income taxes are provided utilizing the asset and liability method.  The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.  Valuation allowances are established when necessary to reduce deferred income tax assets to amounts more likely than not to be realized.

Accounting for Stock Based Compensation — At December 31, 2006, the Company has two stock-based compensation plans, which are described more fully in Note 8. Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  In accordance with SFAS 123R, the Company records compensation expense for Restricted Stock Awards based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s Common Stock on the award date multiplied by the number of awards expected to vest. The number of awards expected to vest is based on the number of awards granted adjusted by estimated forfeiture rates. The total compensation cost is then recognized ratably over the vesting period.

Concentration Risk — The Company maintains some of its cash in bank deposit accounts which may be uninsured or exceed the federally insured limits.  No losses have been experienced related to such accounts.  The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentration of credit risk on cash.

Recently Issued Accounting Pronouncements — In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This new guidance addresses how a registrant should quantify the effect of errors on the financial statements based on their impact to both the balance sheet and the income statement in order to determine materiality. The interpretations in this SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  The guidance provides for a one-time cumulative effect adjustment to correct for misstatements and errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The application of SAB 108 did not have an effect on the Company’s consolidated financial position or results of operations.

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

Reclassifications — Certain reclassifications have been made to prior years’ disclosures to conform to current year classifications.

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

6.     ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following (in thousands):

	2006	2005

Payroll and employee benefits	$1,490	$2,653
Warranty reserve [1]	157	180
Legal and professional fees	12	67
Plant consolidation	81	—
Other	302	314
Accrued expenses	$2,042	$3,214

[1] Warranty Reserve	2006	2005
Beginning Balance	$180	$176
Settlement of Warranty	(119)	(106)
Adjustments to Warranty	96	110
Ending Balance	$157	$180

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

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares (000)	Fair Value
Nonvested at 1/1/2006	56	$4.81
Granted	13	18.84
Vested	41	3.24
Forfeited	—	—
Nonvested at 12/31/2006	28	$13.63

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

Pro forma Information for Periods Prior to the Adoption of FAS 123R

If compensation cost for the Company’s stock-based compensation plans had been recognized in the twelve month periods ended December 31, 2005 and 2004 under the provisions of FAS No. 123R, the Company’s net income and EPS would have been reduced to the following pro forma amounts:

	2005	2004
Net income as reported	$13,404	$9,320

Add back:
Option charge from accelerated vesting of options	19

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,378)	(202)
Pro forma net income	$12,045	$9,118

Earnings per share:
Basic — as reported	$2.54	$1.85
Basic — pro forma	$2.28	$1.81

Diluted — as reported	$2.46	$1.77
Diluted — pro forma	$2.21	$1.74

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

Income tax provision for the years ended Decembers 31, is as follows (in thousands):

	2006	2005	2004
Current:
Federal	$4,706	$6,273	$2,256
State	627	1,101	455
Foreign	356	114	217
Total	5,689	7,487	2,928
Deferred:
Federal	(99)	(202)	(2,352)
State	(5)	2	149
Total	(104)	(200)	(2,203)
Provision for income taxes	$5,585	$7,287	$725

Rate reconciliations for the years ended December 31, are as follows:

	2006	2005	2004
Statutory rate	35.0%	35.0%	34.0%
State income taxes, net of Federal tax benefit	2.4	3.5	4.0
Valuation allowance	—	—	(26.9)
R&D tax credits	(2.1)	—	—
Foreign earnings taxed at different rates	(1.8)	(2.3)	(4.0)
Other items	(.3)	(1.0)	.1
Effective rate	33.2%	35.2%	7.2%

Net deferred income taxes  as of December 31, are as follows (in thousands):

Net deferred income taxes included in current and long-term assets in the balance sheet at December 31, consist of the tax effects of temporary differences related to the following:

Deferred tax assets-net, current	2006	2005
Inventories	$1,056	$943
Accrued expenses	322	258
Allowance for doubtful accounts	15	7
Deferred expenses (capital losses)	20	4
State income taxes	25	140
Other	(78)	—
Deferred tax assets — current	$1,360	$1,352

Deferred tax assets-net, long-term	2006	2005
Property and equipment	$488	$543
Basis in joint venture (CFT)	(341)	(418)
CFT impairment charge	898	904
Other	99	22
Deferred tax assets — long term	$1,144	$1,051

Reconciliation of deferred tax assets	2006	2005
Deferred tax assets — current	$1,360	$1,352
Deferred tax assets — long term	1,144	1,051
Total net deferred tax asset before valuation allowance	2,504	2,403
Valuation allowance	—	—
Total deferred tax asset	$2,504	$2,403

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

As disclosed in Footnote 15, the Company restated its Consolidated Balance Sheets as of December 31, 2006 and 2005 and the Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005.  Below are the effects of the restatements to as filed interim financial statements for the quarters ended March 31, 2005 through September 30, 2006.

Schedule of Consolidated Balance Sheets Line Item Reclassifications

	As of September 30, 2006
	As Reported	Reclassification	As Restated

Cash and cash equivalents	$12,627	$(10,300)	$2,327
Marketable securities	—	10,300	10,300

	As of June 30, 2006
	As Reported	Reclassification	As Restated

Cash and cash equivalents	$16,292	$(13,100)	$3,192
Marketable securities	—	13,100	13,100

	As of March 31, 2006
	As Reported	Reclassification	As Restated

Cash and cash equivalents	$16,708	$(13,400)	$3,308
Marketable securities	—	13,400	13,400

	As of September 30, 2005
	As Reported	Reclassification	As Restated

Cash and cash equivalents	$19,429	$(18,300)	$1,129
Marketable securities	—	18,300	18,300

	As of June 30, 2005
	As Reported	Reclassification	As Restated

Cash and cash equivalents	$16,666	$(15,498)	$1,168
Marketable securities	—	15,498	15,498

	As of March 31, 2005
	As Reported	Reclassification	As Restated

Cash and cash equivalents	$15,123	$(12,996)	$2,127
Marketable securities	2,491	12,996	15,487

Schedule of Consolidated Statements of Cash Flow Line Item Reclassifications

	For the nine month period ended September 30, 2006
	As Reported	Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used for operating activities	(372)	—	(372)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(6,400)	(6,400)
Proceeds from the sale of marketable securities	—	10,000	10,000
Net cash provided by (used for) investing activities	(3,064)	3,600	536

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	242	—	242

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,194)	3,600	406
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,821	(13,900)	1,921
CASH AND CASH EQUIVALENTS, END OF PERIOD	12,627	(10,300)	2,327

	For the six month period ended June 30, 2006
	As Reported	Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used for operating activities	(7)	—	(7)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(4,300)	(4,300)
Proceeds from the sale of marketable securities	—	5,100	5,100
Net cash provided by (used for) investing activities	(1,807)	800	(1,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	2,285	—	2,285

NET INCREASE IN CASH AND CASH EQUIVALENTS	471	800	1,271
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,821	(13,900)	1,921
CASH AND CASH EQUIVALENTS, END OF PERIOD	16,292	(13,100)	3,192

	For the three month period ended March 31, 2006
	As Reported	Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	195	—	195

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(1,800)	(1,800)
Proceeds from the sale of marketable securities	—	2,300	2,300
Net cash provided by (used for) investing activities	(741)	500	(241)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	1,433	—	1,433

NET INCREASE IN CASH AND CASH EQUIVALENTS	887	500	1,387
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,821	(13,900)	1,921
CASH AND CASH EQUIVALENTS, END OF PERIOD	16,708	(13,400)	3,308

	For the nine month period ended September 30, 2005
	As Reported	Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	8,741	—	8,741

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(33,429)	(33,429)
Proceeds from the sale of marketable securities	4,971	15,129	20,100
Net cash provided by (used for) investing activities	3,755	(18,300)	(14,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used for financing activities	(4,598)	—	(4,598)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,898	(18,300)	(10,402)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,531	—	11,531
CASH AND CASH EQUIVALENTS, END OF PERIOD	19,429	(18,300)	1,129

	For the six month period ended June 30, 2005
	As Reported	Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	5,770	—	5,770

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(25,227)	(25,227)
Proceeds from the sale of marketable securities	4,971	9,729	14,700
Net cash provided by (used for) investing activities	4,346	(15,498)	(11,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used for financing activities	(4,981)	—	(4,981)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,135	(15,498)	(10,363)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,531	—	11,531
CASH AND CASH EQUIVALENTS, END OF PERIOD	16,666	(15,498)	1,168

	For the three month period ended March 31, 2005
	As Reported	Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	760	—	760

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(10,516)	(10,516)
Proceeds from the sale of marketable securities	2,480	(2,480)	—
Net cash provided by (used for) investing activities	2,325	(12,996)	(10,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	507	—	507

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,592	(12,996)	(9,404)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,531	—	11,531
CASH AND CASH EQUIVALENTS, END OF PERIOD	15,123	(12,996)	2,127

14.  RELATED PARTY TRANSACTIONS

The dollar amount of transactions with related parties, primarily attributed to purchases of carbon fiber from CFT, was approximately $6.9, $4.8 and $4.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Amounts owed to CFT as of December 31, 2006 and 2005 were approximately $156,000 and $255,000, respectively.

15.  Restatement of Previously Issued Consolidated Financial Statements

Subsequent to filing the Company’s Form 10-K for the fiscal year ended December 31, 2006, the Company determined that its previously issued Consolidated Balance Sheets had marketable securities incorrectly identified and reported with cash and cash equivalents and as a result, the Consolidated Statements of Cash Flows did not reflect the purchases and sales activity of the marketable securities.  The effects of the restatement on Consolidated Balance Sheets as of December 31, 2006 and 2005, and Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 are reflected in the following tables:

Schedule of Consolidated Balance Sheets Line Item Reclassifications

	As of December 31, 2006
	As Reported	Reclassification	As Restated

Cash and cash equivalents	$15,182	$(11,300)	$3,882
Marketable securities	—	11,300	11,300

	As of December 31, 2005
	As Reported	Reclassification	As Restated

Cash and cash equivalents	$15,821	$(13,900)	$1,921
Marketable securities	—	13,900	13,900

Schedule of Consolidated Statements of Cash Flow Line Item Reclassifications

	For the twelve month period ended December 31, 2006
	As Reported	Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	4,476	—	4,476

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(11,000)	(11,000)
Proceeds from the sale of marketable securities	—	13,600	13,600
Net cash provided by (used for) investing activities	(4,399)	2,600	(1,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used for financing activities	(716)	—	(716)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(639)	2,600	1,961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,821	(13,900)	1,921
CASH AND CASH EQUIVALENTS, END OF PERIOD	15,182	(11,300)	3,882

	For the twelve month period ended December 31, 2005
	As Reported	Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	10,388	—	10,388

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(38,029)	(38,029)
Proceeds from the sale of marketable securities	4,971	24,129	29,100
Net cash provided by (used for) investing activities	3,816	(13,900)	(10,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used for financing activities	(9,914)	—	(9,914)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,290	(13,900)	(9,610)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,531	—	11,531
CASH AND CASH EQUIVALENTS, END OF PERIOD	15,821	(13,900)	1,921

ALDILA INC. AND SUBSIDIARIES

SCHEDULE IIC VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2005 and 2004

	Balance at beginning	Charged to costs and		Balance at end
	of year	expenses	Deductions	of year
Year ended December 31, 2004
Allowance for uncollectible accounts	$34,000	$60,000	$(69,000)	$25,000
Inventory Reserves	$2,007,000	$97,000	$(1,143,000)	$961,000
Warranty reserve	$184,000	$69,000	$(77,000)	$176,000

Year ended December 31, 2005
Allowance for uncollectible accounts	$25,000	$2,000	$(9,000)	$18,000
Inventory Reserves	$961,000	$710,000	$(636,000)	$1,035,000
Warranty reserve	$176,000	$110,000	$(106,000)	$180,000

Year ended December 31, 2006
Allowance for uncollectible accounts	$18,000	$34,000	$(16,000)	$36,000
Inventory Reserves	$1,035,000	$811,000	$(476,000)	$1,370,000
Warranty reserve	$180,000	$96,000	$(119,000)	$157,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aldila, Inc.
Poway, California

We have audited the accompanying consolidated balance sheets of Aldila, Inc. and subsidiaries (the "Company," or "Aldila, Inc.") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006.  In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule listed in Item 15(a) 2 for each of the years in the three year period ended December 31, 2006.   These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aldila, Inc. as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for each of the years in the three year period ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation, effective January 1, 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

As more fully explained in Notes 13, 15, and the Cash Equivalents and Marketable Securities section of Note 1 to the accompanying financial statements, the Company has restated its consolidated balance sheets as of December 31, 2006 and 2005, and its consolidated statements of cash flows for the years ended December 31, 2006 and 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aldila, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the  Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Our report dated March 9, 2007 (except for the first, fifth and sixth paragraphs of such report, as to which the date is March 28, 2008) expressed an unqualified opinion on management’s assessment (as restated) that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of a material weakness relating to a lack of internal control over the accounting for cash and cash equivalents and marketable securities based on the aforementioned COSO criteria.  Our report referenced in the preceding sentence also expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2006 based on the aforementioned COSO criteria.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
March 9, 2007 (except for Notes 13, 15, and the Cash Equivalents and Marketable Securities section of Note 1 and the fifth and sixth paragraphs of this report, as to which the date is March 28, 2008)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALDILA, INC.

Date: March 28, 2008	By:	/s/ Peter R. Mathewson
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

10.17	Aldila, Inc. Audit Committee Charter included as Exhibit A in the Company’s 2001 Proxy dated April 4, 2001 and incorporated herein by reference.

10.18	Aldila, Inc.’s Code of Business Conduct and Ethics adopted on December 31, 2002 (Filed as Exhibit 14.0 in the Company’s Report on Form 10-K for the year ended December 31, 2003)

11.1	Statement re: Computation of Net Income (Loss) per Common Share.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm — Squar, Milner, Peterson, Miranda & Williamson, LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Carbon Fiber Technology, LLC financial statements as of and for the years ended December 31, 2004 and 2003 (filed as Exhibit 99.1 in the Company’s Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

*Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report on Form 10-K.