Form 10-K
period 2007-12-31
ALDILA INC
filed 2008-03-28
CIK 902272

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21872

ALDILA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3645590 (I.R.S. Employer Identification Number)
14145 Danielson Street, Suite B, POWAY, CALIFORNIA 92064 (Address of principal executive offices)
858-513-1801 Registrant's telephone number, including area code

         Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

         Securities registered pursuant to section 12(g) of the Act:

(Title of Class)
None

         Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of voting stock held by non-affiliates as of June 30, 2007 was—$81.8 million.

         Common shares outstanding as of March 12, 2008 was—5,155,347

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated into this report by reference:

         Part III, Items 10, 11, 12, 13 and 14. The Registrant's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

ALDILA, INC.

Report on Form 10-K
For the Fiscal Year Ended December 31, 2007

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

Item 1.    Business

General

        Aldila, Inc. ("Aldila" or the "Company") is a leading designer and manufacturer of high-quality innovative graphite (carbon fiber-based composite) golf shafts in the United States today. Aldila conducts its operations through its subsidiaries, Aldila Golf Corp. ("Aldila Golf") and Aldila Materials Technology Corp ("AMTC"). Aldila enjoys strong relationships with most major domestic and many foreign golf club manufacturers including Callaway Golf, TaylorMade-adidas Golf, Ping and Acushnet Company. Aldila believes that it is one of the few independent shaft manufacturers with the technical and production expertise required to produce high-quality graphite shafts in quantities sufficient to meet demand. The Company's current golf shaft product lines consist of Aldila branded and co-branded products designed for its major customers and custom club makers, as well as custom shafts developed in conjunction with its major customers. These product lines are designed to improve the performance of any level of golfer from novice to tour professional.

        In 1994, the Company started production of its principal raw material for shafts, graphite prepreg, which consists of carbon fibers combined with epoxy resin in sheet form. See "Manufacturing—Composite Materials." The Company now produces substantially all of its graphite prepreg requirements internally and also sells prepreg externally to third parties.

        In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber, in an effort to further vertically integrate its manufacturing operations. On October 29, 1999, SGL Carbon Fibers and Composites, Inc. ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation. The Company and SGL entered into an agreement to operate the facility through a limited liability company with equal ownership interests between the joint venture members. The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC ("CFT"), for the purchase of carbon fiber at cost plus an agreed-upon mark-up. Profits and losses of CFT were shared equally by the partners. The Company sold its remaining 50% interest in CFT to SGL on November 30, 2007. The Company secured a five year supply agreement with CFT, which will allow the Company to purchase up to 900,000 pounds of carbon fiber during the first year and up to approximately 996,000 pounds of carbon fiber in years two through five.

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

        Unlike steel shafts, the design of graphite shafts is easier to alter with respect to weight, flex, flex location and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved "feel" to the golfer. The improvements in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics for many golfers compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods. According to the 2007 U.S. National Consumer Survey ("2007 Survey") conducted by The Darrell Survey Company, graphite continues to dominate the professional and consumer wood club market. The 2007 Survey found that over 99% of new drivers purchased contained graphite shafts. In hybrid clubs (also known as utility clubs and driving irons), 80% of the new clubs purchased had graphite shafts up from 76% the previous year. The acceptance of graphite shafts in irons has not achieved the same success as in woods. The 2007 Survey found irons with graphite shafts accounted for 27% of new club purchases

Products

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

        The Company's shafts, which constituted approximately 83% of net sales in the year ended December 31, 2007, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts and co-branded shafts as well as generate design ideas for customized shafts. The Company's branded and co-branded models are typically sold to golf club manufacturers, distributors and golf pro and repair shops and are used either to assemble a new custom club from selected components or as an after market re-shaft of existing clubs. The Company also helps develop cosmetic designs to give the customer's golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics. The prices of Aldila shafts typically range from $6 to $199.

        The Company introduced the NV Prototype at the 2003 PGA Merchandise Show in January 2003 and subsequently changed it to the NV®. The NV® went on to become the most successful new product launch in the Company's history and returned Aldila to the forefront of the composite shaft industry. The NV® features the Company's exclusive Micro Laminate Technology® ("MLT"). The Company followed up the NV® with the introduction of the NVS™, NV ProtoPype®, NV® Hybrid, NVS™ Hybrid and the Gamer® shafts in 2004. The NVS™ shaft is geared toward the player who requires a shaft that promotes a higher initial launch angle, and one that makes it easier to turn the ball right to left. The NV ProtoPype® promotes a lower, more controlled launch angle, with reduced spin, along with very low torque to provide extremely tight dispersion. Hybrid clubs are still currently a fast growing segment of the golf industry. They are designed to replace long irons by providing a club that is easier to hit and much more forgiving for the average as well as very skilled players. The Company offers a full range of shafts to fit hybrid clubs, including the DVS™ Hybrid, VS Proto™ Hybrid, NV® Hybrid, NVS™ Hybrid and Gamer®. In the spring of 2006, Aldila began shipments of our two newest shaft offerings—the VS Proto™ and the VS Proto™ Hybrid. The VS Proto™ has quickly become one of Aldila's single most popular shaft models on Tour. Both are high-end, high performance shafts featuring carbon nanotubes as well as aerospace carbon fibers and Aldila's exclusive high performance resin system. In 2008, Aldila began shipping their latest offering, the Aldila DVS™ wood and hybrid shaft. The DVS™ features a new responsive tip design combined with very low torque to maximize kick at impact while still maintaining accuracy. The DVS™ is also constructed with Aldila's Micro Laminate Technology® and features carbon nanotubes for optimal feel and performance. The Company believes that it will continue to be successful in the branded segment for the foreseeable future and has focused its engineering, marketing and advertising effort in support of this business.

  Other Products

        Since 1994, the Company has manufactured prepreg material for its production of golf shafts. In 1998, the Company began selling prepreg manufactured in its Poway, California manufacturing facility to third parties. Net sales of prepreg were approximately 15% of the Company's net sales in 2007. The Company began the manufacture of composite hockey sticks in 2000. The manufacture of composite hockey sticks is similar to that of graphite golf shafts and uses similar raw materials. Revenues from the sale of hockey sticks were approximately 2% of net sales in 2007. The Company made a decision during the second quarter of 2007 to discontinue the manufacturing efforts of the hockey stick product lines. The sale of these products never materialized to what the Company was anticipating when it began manufacturing hockey sticks in 2000.

Product Design and Development

        Aldila is committed to maintaining its reputation as a leader in innovative shaft design and composite materials technology. The Company believes that the enhancement and expansion of its existing product lines and the development of new products are necessary for the Company's growth and success. However, while the Company believes that it has generally achieved success in the introduction of its graphite golf shafts and composite materials, no assurance can be given that the Company will be able to continue to design and manufacture products that are met with market acceptance.

  Graphite Shafts

        Graphite shaft designs and modifications are frequently the direct result of the combined efforts and expertise of the Company and its customers to develop an exclusive shaft for each customer's clubs. New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts as well as generate design ideas for customized shafts. To improve and advance product designs as they relate to composite technology and the shaft manufacturing process, the Company's engineers utilize existing materials, such as boron, kevlar, fiberglass, ceramic, thermoplastic and carbon fiber. The Company's engineers also look to newer, more advanced materials such as carbon nanotubes. Nanotechnology is a fast growing field of research that has good potential for structures such as composite golf shafts. The Company believes it is the first major shaft company to employ carbon nanotubes in shaft design, and is at the forefront of utilizing this emerging technology in golf shaft development. The Company's design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers. The Company's research and development efforts have resulted in the Aldila "One," Aldila NV®, NVS™, NV ProtoPype®, NV® Hybrid, NVS™ Hybrid, Gamer®, VS Proto™ and VS Proto™ Hybrid shafts. All of the NV® family of shafts feature the Company's exclusive MLT. Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or otherwise respond to emerging market trends.

        The Company has applied its composite materials expertise on a limited basis to other products in recent years, producing hockey sticks as well as graphite tubing and other molded parts on a special order basis.

  Composite Materials

        Composite materials are designed and supply specified products to support the Company's golf shaft manufacturing requirements and growing outside sales demand. The Company is focused on developing and providing world class quality products for a variety of applications other than golf. These products are developed based upon a variety of requests and include variations in thickness, fiber types, combinations of fibers and fabrics, processing cure cycles and alternative resin matrices. The Company provides a wide range of unidirectional prepregs, prepreg fabrics, and film adhesives with high performance resins that can be cured from 180°F to 400°F available in widths from 4 to 50 inches wide. The Company utilizes a flexible manufacturing model that enables them to provide short lead times and accommodate customer change order requests. The Company's focus on continuous process improvement and technological research enables the Company to be competitive in the world market as a materials supplier.

Customers and Customer Relations

        The Company believes that its close customer relationships and responsive service have been significant elements of its success to date, establishing it as a premier graphite shaft company and growing composite materials company. The Company has two distinct customer service departments, one for graphite shaft customers and one for composite material customers. Each department is specialized in order to accommodate their specific customer base. The Company's graphite shaft customers often work together with the Company's graphite shaft engineers when developing a new golf club in order to design a club that maximizes the performance features of the principal component parts: the grip, the clubhead and the Aldila shaft. The Company's partnership relationship with all its customers continues after the products have been developed. Following the design process, the Company continues to provide high levels of customer support and service in areas such as quality control and assurance, timely and responsive manufacturing, delivery schedules and education. The Company believes the physical proximity of its headquarter facilities to many of its graphite shaft customers has facilitated a high degree of customer interaction and responsiveness to their specific customer needs. While the Company has had long-established relationships with most of its graphite shaft customers, it is not the exclusive supplier of graphite shafts to most of them and generally does not have long-term supply agreements with its customers.

        For fiscal year 2007, the Company had approximately 670 golf shaft customers and approximately 50 composite materials customers. The golf shaft customers included approximately 120 golf club manufacturers and more than 150 distributors, with the balance principally consisting of custom club assemblers, pro shops and repair shops. However, the majority of the Company's sales have been and may continue to be concentrated among a relatively small number of customers. Sales to the Company's top five customers represented approximately 59%, 62% and 62% of net sales in 2007, 2006 and 2005, respectively.

        Historically, Aldila's principal customers have varied as a result of general market trends in the golf industry, in particular the prevailing popularity of the various clubs that contain Aldila's shafts. As a result, there typically are changes in the composition of the list of the Company's ten most significant customers from year to year. Due to the substantial marketplace success of their clubs in recent periods, for the last several years the Company's largest customers have been Acushnet Company, Callaway Golf, and Ping. While the Company believes its relationship with each of these major customers is good, the Company is not the exclusive supplier to any of them. The Company's sales to its principal customers have varied substantially from year to year.

Customer	2007	2006	2005
Acushnet Company	21%	17%	19%
Ping	18%	18%	19%
Callaway Golf	13%	15%	18%

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

Marketing, Advertising and Promotion

        The Company's marketing efforts are geared towards its graphite shaft business. Its strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts and to increase overall market acceptance and use of graphite golf shafts. The Company utilizes a variety of marketing and promotional channels to increase sales of Aldila brand name shafts through its network of distributors and to support Aldila's brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers. Although the Company has very limited sales directly to the end users of its products, the Company believes that its brand name recognition contributes to the marketability of its customers' products. In addition, Nick Price, Gary McCord, Stuart Appleby and Paula Creamer serve on the Company's advisory staff and assist in its marketing efforts. Aldila's marketing and promotion expenditures were approximately $3.3 million, $3.2 million and $2.3 million in 2007, 2006 and 2005, respectively. The Company does not currently incur significant marketing expenses for its products other than golf shafts.

Sales and Distribution

        Within the golf club industry, most companies do not manufacture the three principal components of the golf club—the grip, the shaft and the clubhead—but rather source these components from independent suppliers that design and manufacture components to the club manufacturers' specifications. As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and to a lesser extent, distributors, custom club shops, pro shops and repair shops. Distributors typically resell the Company's products to custom club assemblers, pro and custom club shops, and individuals. The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers and distributors. Sales to golf club manufacturers accounted for approximately 76% of net sales for the year ended December 31, 2007 as compared to 77% for the previous year.

        Composite materials sales, which represented 15% of the Company's 2007 net sales, are made primarily to manufacturers of composite products. The Company predominantly has utilized its internal sales force in the marketing and sale of these products to its customers in the past and will continue to utilize its internal sales force for the sales of prepreg in the future.

        International sales represented 34%, 28%, and 23% of net sales for the years ended December 31, 2007, 2006 and 2005, respectively. The Company's international sales have increased from 18% in 2004 to 34% in 2007. A large portion of the increase was attributed to increased sales to customers in China. The majority of these customers are assemblers in China, with the end product usually being shipped back to the United States or Europe. See Note 12 in the Notes to Consolidated Financial Statements for further breakdown of our international sales and long-lived assets.

Manufacturing

        The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to its customers' orders and provide sufficient quantities on a timely basis. The Company today operates three golf shaft manufacturing facilities and one prepreg manufacturing facility. During its 35 years of operation, the Company has improved its manufacturing processes and believes it has established a reputation as the industry's leading volume manufacturer of high performance graphite shafts.

        Shaft Manufacturing Process.    The process of manufacturing a graphite shaft has several distinct phases. Different designs of Aldila shafts require variations in both the manufacturing process and the materials used. In traditional shaft designs, treated graphite known as "prepreg" (See Composite Materials Manufacturing Process) is rolled onto metal rods known as mandrels. The graphite is then baked at high temperatures to harden the material into a golf shaft. At the end of the manufacturing process, the shafts are painted and stylized using a variety of colors, patterns and designs, including logos and other custom identification. Through each phase of this process, the Company performs quality control reviews to ensure continuing high standards of quality and uniformity to meet exacting customer specifications. The Company's shaft manufacturing facilities are located in Tijuana, Mexico, Zhuhai, China and Ho Chi Minh City, Vietnam. Over the past several years the majority of the Company's shafts have been manufactured in China. The primary materials currently used in the Company's graphite shafts are prepreg, paints, inks and heat transfer decals.

        Composite Materials (Prepreg) Manufacturing Process.    In October 1994, the Company initiated the internal production of prepreg in its Poway, California facility. The Company believes that by producing a major portion of its prepreg requirements internally, it may better control the supply of raw material for shafts and may reduce the impact of potential future price increases. The Company now produces substantially all of its prepreg requirements internally and is dependent on its own prepreg production operation to support its shaft manufacturing requirements and for its outside sales of composite materials. The Company is, however, somewhat dependent upon certain domestic prepreg suppliers for types of prepreg that it does not produce and, therefore, the Company expects to occasionally purchase some prepreg products from outside suppliers in the future for its graphite shaft business. Although the Company believes that there will continue to be alternative third party suppliers of prepreg, there can be no assurance that unforeseen difficulties which could lead to an interruption in the Company's internal prepreg production will not occur, which would result in production delays.

        The Company's prepreg operation is dependent on certain suppliers for carbon fibers, which along with epoxy resins and release paper constitute the primary components used to manufacture prepreg. Through 1997, the Company purchased all of its carbon fibers from outside vendors. Beginning in 1998, the Company manufactured carbon fiber at its 50% owned Evanston, Wyoming facility, CFT, to provide fiber for its prepreg manufacturing process for consumption by its golf shaft production operation. In 2007, the Company obtained a large portion of its carbon fiber from CFT but also purchased carbon fiber from other carbon fiber manufacturers. The Company sold its remaining 50% interest in CFT to SGL on November 30, 2007. Concurrent with the signing of the deal, the Company entered into a

5 year Supply Agreement with CFT, which allows the Company to purchase 900,000 pounds of carbon fiber in year 1 and 996,000 pounds of carbon fiber for years 2-5. Because several different forms of carbon fiber are required for golf shaft products, including some not manufactured at the CFT facility, the Company will continue to depend on other suppliers for a portion of its ongoing carbon fiber needs. The prices paid by the Company for carbon fiber not produced at CFT began to increase at the end of 2003 and throughout 2005, due to rising manufacturing costs and capacity constraints in the carbon fiber industry. However, after an initial price increase in early 2006, pricing has remained level likely as a result of recent capacity expansions in the carbon fiber industry. If the Company is unable to purchase carbon fiber from suppliers, including CFT, it could result in production delays of composite prepreg and golf shafts.

Environmental Matters

        The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials as the Company uses hazardous substances and generates hazardous waste in the ordinary course of its manufacturing of graphite golf shafts, other composites, graphite prepreg and carbon fiber. The Company believes it is in substantial compliance with applicable laws and regulations and has not to date incurred any material liabilities under environmental laws and regulations; however, there can be no assurance that environmental liabilities will not arise in the future, which may affect the Company's business.

Competition

        Aldila operates in a highly competitive environment in both the United States and international markets for the sale of its graphite golf club shafts. The Company believes that it competes on the basis of its ability to provide a broad range of high quality, performance graphite shafts, its ability to deliver customized products in large quantities and on a timely basis to its customers, the acceptance of graphite shafts in general, and Aldila shafts in particular, by professional and other golfers, whose preferences are to some extent subjective, and finally, price. Until recently, the United States market for graphite shafts was dominated by a relatively small number of United States based shaft manufacturers, which competed predominantly for the business of larger original equipment manufacturers ("OEMs"). However, the Company now competes against United States and foreign-based shaft manufacturers for the OEM shaft market. This competition has made it more difficult to retain existing customers, attract new customers and has placed increasing pressure on prices for OEM shafts. The Company believes that it is the largest supplier of graphite shafts to the United States club market, which results from its ability to establish a premium brand image and reputation among golf club companies as a value-added supplier with competitive prices. Aldila competes against other shaft manufacturers, both graphite and steel, and in the past, also against golf club companies that produced their own shafts internally, some of which may have or had greater resources than Aldila. The Company also faces potential competition from those golf club manufacturers that currently purchase golf shaft components from outside suppliers but that may have, develop or acquire the ability to manufacture all or a portion of its graphite shafts internally. Should any of the Company's significant customers decide to meet any of its shaft needs internally, it could have an adverse effect on the Company. The Company also competes against companies who manufacture one or more of three principal components of the golf club, the grip, the shaft and the club head, and assemble completed golf clubs for delivery to club companies. Should any of the Company's significant customers decide to source their golf clubs in this manner where an Aldila shaft is not included, it could have an adverse effect on the Company. Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries, however, until recently, this excess manufacturing capacity has somewhat been mitigated by carbon fiber supply constraints.

        The Company also competes for sales of prepreg from its prepreg facility with other producers of prepreg many of which have substantially greater research and development, managerial and financial resources than the Company. Some producers have been producing prepreg for substantially longer periods of time than the Company has, and represent significant competition to the Company. The Company's ability to compete in the sale of prepreg is dependent to some extent on the Company's ability to cause manufacturers and consumers of carbon fiber-based products to utilize the types of carbon fiber manufactured by CFT, which is a significant portion of the carbon fiber used in Aldila's graphite prepreg. In addition, the ability to purchase fiber from other sources when required, could limit the Company's ability to compete in prepreg sales.

Intellectual Property

        Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products. The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company's products and intends to continue to protect them to the fullest extent practicable. As of December 31, 2007, the Company had approximately 20 domestic trademarks.

Employees

        As of December 31, 2007, Aldila employed 1,399 persons on a full-time basis, including 12 in sales and marketing, 23 in research, development and engineering and 1,165 in production. The balance of employees are administrative and support staff. The number of full-time employees includes 371 persons who are employed in the Company's Mexico facility, 664 persons who are employed in the Company's China facility, 177 persons who are employed in the Company's Vietnam facility and 200 persons who are employed in the Company's Poway, California location in prepreg manufacturing and headquarters facilities. Because of seasonal demands, the Company hires a significant number of temporary employees. As of December 31, 2007, the Company also employed 13 temporary employees. Aldila considers its employee relations to be good.

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

Backlog

        As of December 31, 2007, the Company had a sales backlog of approximately $10.2 million compared to approximately $12.5 million as of December 31, 2006. Historically, the majority of the dollar volume of the Company's backlog at the end of a quarter has been shipped during the following quarter. However, the backlog as of December 31, 2007 contains a higher percentage of orders that are scheduled for shipment beyond the following three months, particularly in the second quarter of 2008. Orders can typically be cancelled without penalty up to 30 days prior to shipment. Historically, the Company's backlog generally has been highest at the beginning of the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

Item 1A.    Risk Factors

Customer Concentration

        The Company's sales have been, and very likely will continue to be, concentrated among a small number of customers. In 2007, sales to the Company's top five customers represented approximately 59% of net sales. Aldila's principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts. In 2007, Acushnet Company accounted for 21% of net sales, Ping accounted for 18% of net sales and Callaway Golf accounted for 13% of net sales. The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of specific clubs manufactured by customers, will have on its future business or operating results.

        While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with the industry practice, generally does not have long-term contracts with its customers. In this regard, Acushnet Company, Ping and Callaway Golf, who collectively represent approximately 52% of the Company's net sales in 2007, each purchased from at least two other graphite shaft suppliers. In the event Acushnet Company, Ping and Callaway Golf, or any other significant customer, increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good, the loss of a significant customer, or a substantial decrease in sales to a significant customer, could have a material adverse effect on the Company's business and operating results. In addition, sales by the Company's major customers are likely to vary dramatically from time to time due to fluctuating consumer demand for golf equipment generally and for their specific products.

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

        Although the Company believes that it has generally achieved success in the introduction of its customized graphite golf shafts, specifically, the Aldila NV® line of golf shafts, no assurance can be given that the Company will be able to continue to design and manufacture products that meet with market acceptance, either on the part of club manufacturers or golfers. The design of new graphite golf shafts is also influenced by rules and interpretations of the United States Golf Association ("USGA"). There can be no assurance that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company's products.

Reliance on Offshore Manufacturing Facilities

        The Company operates manufacturing facilities in Tijuana, Mexico, Zhuhai, People's Republic of China and Ho Chi Min City, Vietnam. The Company pays certain expenses of these facilities in Mexican pesos, Chinese renminbis and Vietnam dong, respectively, which are subject to fluctuations in currency value and exchange rates. The facility in Tijuana, Mexico operates pursuant to the "maquiladora" duty-free program established by the Mexican and United States governments. Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. The Company also operates in the People's Republic of China in a special economic zone, which affords special advantages to companies with regards to income taxes. The operation in Vietnam also will enjoy advantages in regards to income taxes. There can be no assurance that the governments of Mexico, the People's Republic of China or Vietnam will continue the programs currently in place or that the Company will continue to be able to benefit from these programs. The loss of these benefits could have an adverse effect on the Company's business. The Company is also subject to other customary risks of doing business outside the United States, including political instability, other import/export regulations and cultural differences.

Raw Material Cost/Availability

        The Company's gross profit margin, in part, are dependant on the price paid for carbon fiber purchased from vendors. Historically, the carbon fiber market has been cyclical and experienced periods of excess capacity and low prices followed by periods of little excess capacity and high prices. Since 2003 the trend has been toward less excess capacity and higher prices, although beginning in 2006 prices of carbon fiber leveled somewhat. Management cannot predict the timing or extent of future price changes for carbon fiber, but higher prices may negatively impact the Company if the Company is not able to pass along these increases to its customers.

        The Company has relationships with vendors for its carbon fiber needs through 2008 and beyond. In the world carbon fiber market, there are a limited amount of carbon fiber manufacturers. The Company currently purchases carbon fiber from most of these carbon fiber manufacturers, with a large part of those purchases coming from CFT. Depending on market conditions prevailing at the time and extent to which production at CFT meets expectations, the Company may face difficulties in obtaining adequate supplies of carbon fiber from the other vendors that the Company currently utilizes. If it appears that CFT is not likely to satisfy a significant portion of the Company's needs or if it appears that there will not be adequate availability in the carbon fiber market, the Company may not have made arrangements in advance for the purchase of material amounts of carbon fiber from its existing alternative sources or identify other sources.

        The Company is dependent on its internal production of graphite prepreg to support its shaft manufacturing operations and composite materials business. If the Company's prepreg production is interrupted for any reason and the Company is unable to secure an alternative supply of prepreg, it could have a material impact to the Company's business. The exposure to the Company resulting from its reliance on its own internal production of the raw materials for its golf shaft business is enhanced because the Company currently operates only one prepreg facility. The carbon fiber and composite prepreg industries have encountered various capacity issues in the past. There have been times,

1999-2002, when there was excess capacity in the carbon fiber market and there have been times, 2004-2005, when the carbon fiber capacity was tight and it was difficult to acquire. The composite prepreg industry follows the carbon fiber industry as you need carbon fiber to produce prepreg. Either situation, can have an adverse effect on the Company's business. In the past, when there was excess capacity, carbon fiber suppliers sold carbon fiber at reduced prices, which had the effect of increasing competition, as carbon fiber was less expensive and more material was more available, in the graphite shaft and composite materials businesses. During tight supply times, the Company may have difficulty in obtaining certain type of carbon fibers, which are used in the Company's graphite shafts and composite prepreg materials.

Potential Cash Flow Shortages

        The Company has cash and cash equivalents totaling $29.5 million as of December 31, 2007. In addition, the Company has recently announced the establishment of a $15.0 million credit facility with Key Bank National Association ("Key Bank"). The majority of this cash is to support the Company's special cash dividend of $5.00 per share, payable to shareholders of record as of February 25, 2008 on March 10, 2008. The Company must make monthly principal and interest payments to Key Bank and maintain certain financial covenants. Management anticipates that these sources of funds, when combined with cash flow generated from operations, will be sufficient to finance its business operations at least through 2008. If the Company is not able to generate the expected cash flows from operations, the Company could be adversely affected. In addition, if the Company were to default on its credit facility or not meet the credit facility's financial covenants, it could have an adverse affect on the Company.

Shaft Manufacturing by Club Companies and One-Stop Shops

        Another factor that could have a negative impact in the future on the Company's sales to golf club manufacturers would be a decision by one of its customers to manufacture all or a portion of their graphite shaft requirements, or to have an increased amount of their requirements filled from one-stop shops (where main components, shaft or head, of the golf club could be purchased and assembled). While the Company has not to date experienced any material decline in its sales for these reasons, should any of the Company's major customers decide to meet any significant portion of their shaft needs either internally or through one-stop shops, it could have a material adverse impact on the Company and its financial results.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company's principal executive offices are located in Poway, California (in the San Diego metropolitan area). The Company's golf shafts are manufactured at three separate facilities; one located in Tijuana, Mexico, one in the Zhuhai economic development zone of the People's Republic of China and one that is in Ho Chi Minh City, Vietnam. The Company leases a 73,000 square foot facility in Poway, California for graphite prepreg production. The Company also leases an additional 52,000 square foot facility in Poway, California for the Company's executive offices and warehouse. The Mexico facility is also leased and comprises approximately 31,000 square feet. The China facility is also leased and comprises approximately 88,000 square feet. The Vietnam facility was built by the Company and operates under a 54 year land lease. The land is approximately 10,000 square meters and the building is comprised of approximately 64,000 square feet. The Company also may lease warehousing space when needed. Currently, the Company leases warehousing space in China.

Item 3.    Legal Proceedings

        The Company is not currently subject or a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK PERFORMANCE

	2007			2006
	Dividends Declared	High	Low	Dividends Declared	High	Low
First Quarter	$0.15	$19.24	$14.58	$0.15	$33.20	$25.80
Second Quarter	$0.15	$16.89	$14.52	$0.15	$35.16	$25.25
Third Quarter	$0.15	$17.00	$14.37	$0.15	$25.49	$13.79
Fourth Quarter	$0.15	$18.12	$15.31	$0.15	$16.48	$14.31

        All the prices above reflect the Company's one-for-three reverse stock split, for shareholders of record at the close of business on June 3, 2002. On March 12, 2008, the closing common stock price was $10.97, which reflects the special cash dividend of $5.00 per share that was paid on March 10, 2008, and there were approximately 152 common stockholders of record. The company believes a significant number of beneficial owners also own Aldila stock in "street name."

        Aldila, Inc. common stock is traded on The NASDAQ Stock Market, LLC, symbol: ALDA.

        The Company intends to retain earnings for use in operations and payments of cash dividends on its common stock. Cash dividends are discussed by the Company's Board of Directors and management at each quarterly Board Meeting, and if approved, cash dividends are announced. On February 11, 2008 the Company declared a $5.00 special cash dividend per share to be paid on March 10, 2008 to shareholders of record as of February 25, 2008. At the same time the Company also announced the signing of a $15.0 million credit facility with Key Bank. The Company plans to fund the special cash dividend with cash on hand and borrowings under the Company's new credit facility. Aldila, Inc. is a holding company whose ability to pay dividends depends on the receipt of dividends or other payments from its two principal subsidiaries, Aldila Golf Corp. and Aldila Materials Technology Corp.

        The Company announced on August 24, 2007 the commencement of a "Dutch auction" Tender Offer ("Offer") to acquire shares of its common stock and the termination of the Company's open stock repurchase plan, that the Company had established in July of 2006. The Offer expired at 5:00 p.m. New York Time, September 28, 2007 and was settled on October 4, 2007. Under the Offer, the Company was able to acquire 370,845 shares of its common stock at a price of $16.85, costing the Company approximately $6.2 million. Prior to the termination of the Company's stock buyback plan, the Company purchased 75,596 shares under this plan during 2006 and 32,661 shares in 2007.

TOTAL RETURN GRAPH

        The graph below matches the cumulative 5-year total return of holders of Aldila, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of nine NASDAQ listed companies in SIC Codes 3940-3949 listed in footnote 1 below. The graph assumes that the value of the investment in the company's common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on 12/31/2002 and tracks it through 12/31/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aldila, Inc., The NASDAQ Composite Index
And A Peer Group

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
Aldila, Inc.	100.00	234.12	1013.66	1873.65	1129.80	1288.73
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
Peer Group	100.00	131.29	202.14	200.58	232.97	176.21

(1)
The nine companies included in the peer group (SIC Codes 3940-3949) are: Action Products International Inc, Aldila, Escalade Inc, Gametech International Inc, Gaming Partners International Corp., Golfsmith International Holdings Inc, Jakks Pacific Inc, RC2 Corp. and Sport-Haley Inc

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information regarding securities authorized for issuance under the Company's equity compensation plans as of December 31, 2007 (all numbers of securities reflect the Company's one-for-three reverse stock split on June 3, 2002):

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders—1994 Stock Incentive Plan	146,312	$14.27	48,990	400,756

Equity compensation plans not approved by security holders—1992 Stock Option Plan(1)	—		—	20,167

Total	146,312		48,990	420,923

(1)
In 1992, the Company adopted the 1992 Stock Option Plan to provide equity incentives for the management and directors of the Company. The Company has reserved 175,431 shares for issuance under this Plan. The Company does not expect to issue additional options under the 1992 Plan.

Item 6.    Selected Financial Data

ALDILA, INC.
SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

	2007	2006	2005	2004	2003
Operating Results (Year ended December 31):
Net sales	$69,146	$72,370	$76,978	$52,762	$37,807
Cost of sales	49,181	48,087	47,368	34,786	30,586

Gross profit	19,965	24,283	29,610	17,976	7,221

Selling, general and administrative	12,256	10,731	9,741	8,237	6,989

Operating income	7,709	13,552	19,869	9,739	232

Interest (expense)	—	—	—	—	(23)
Interest income	910	714	639	148	46
Other income (expense), net	(22)	2,148	(53)	(88)	(94)
Gain on sale of joint venture	16,334	—	—	—	—
Impairment of investment in joint venture	—	—	—	—	(2,220)
Equity in earnings of joint venture	435	407	236	246	150

Income (loss) before income taxes	25,366	16,821	20,691	10,045	(1,909)
Provision (benefit) for income taxes	9,413	5,585	7,287	725	(183)

Net income (loss)	$15,953	$11,236	$13,404	$9,320	$(1,726)

Net income (loss) per common share—basic:	$2.94	$2.04	$2.54	$1.85	$(0.35)

Net income (loss) per common share, assuming dilution:	$2.91	$2.01	$2.46	$1.77	$(0.35)

Selected Operating Results
As a Percentage of Net Sales:
Gross profit	28.9%	33.6%	38.5%	34.1%	19.1%
Selling, general and administrative	17.7%	14.8%	12.7%	15.6%	18.5%
Operating income	11.1%	18.7%	25.8%	18.5%	0.6%
Net income (loss)	23.1%	15.5%	17.4%	17.7%	(4.6%)
Financial Position (at December 31):
Working capital	$42,448	$36,050	$28,805	$25,977	$15,181
Total assets	68,488	55,896	48,089	42,075	29,013
Total stockholders' equity	55,766	49,326	38,551	35,061	24,446
Dividends declared and paid	3,258	3,324	13,094	769	—

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

        The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2007 or 2006. The Company's significant accounting estimates identified are, revenue recognition, accounts receivables and inventory valuation. The Company is disclosing segment information for two segments. The Company has historically considered its operations to be comprised of one business segment. However, due to the significance of its external sales of prepreg in the first quarter of 2006, a trend which management believes will continue, the Company believes its business to be comprised of two operating segments, Composite Products and Composite Materials. The Company began reporting two segments for the first quarter of 2006. Composite Products is comprised sales of golf shafts, hockey sticks and other composite products. Composite Materials is comprised of external sales of prepreg products in the forms of uni-tapes, fabrics and film adhesives along with contributions from its interest in CFT.

Critical Accounting Policies and Significant Accounting Estimates

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

  Revenue Recognition

        The Company recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return shafts for breakage within a limited time after delivery. We track such shaft breakage returns, and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns at the time sales are made. The Company believes that any shafts returned for breakage will be returned within three years of the initial sale of the shaft. The Company estimates in regards to total actual returns, that 50% will be returned in the first year after sale, 30% in the second year after sale and the remaining 20% in the third year after sale, assuming a mid-year convention. The Company's breakage return rate has been between 0.17% and 0.97% (breakage returns divided by sales dollars) for the past ten years. The Company has historically utilized a four-year moving average of the breakage return rate to record its estimated liability. The four-year average utilized in the accrual estimate as of December 31, 2007 is 0.23%. The Company's breakage return rate has declined over the past years. The highest four-year average over the past ten years has been 0.75%. If the Company were to use 0.75% in estimating its liability as of December 31, 2007, it would have the effect of increasing the liability by approximately $831,000, which would be recorded in cost of goods sold. While breakage returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

  Accounts Receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. The Company estimates its allowance for doubtful accounts on a monthly basis, by reviewing all amounts owed to the Company and focusing on those amounts that are greater than 60 days past due. The Company reviews the customers that have amounts greater than 60 days past due and where appropriate, establishes a reserve for the receivable amount that Company deems to be at risk in collecting. As of December 31, 2007, the Company estimated this amount to be approximately $41,000. If the Company were to reserve for the total amount greater than 60 days past due, it would increase the allowance by approximately $111,000, which would be recorded in administrative expense.

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

        The Company's reserve methodology consists of the following: reviewing on hand inventories of all of its finished goods shafts and comparing inventories to historical sales trends and anticipated sales forecasts. A 100% reserve is established for all shafts that are deemed to be obsolete. In some cases a reserve of 50% or 25% may be established to discount the product to its estimated realizable value. Raw materials are reviewed based upon estimated future production and when appropriate, reserves are established. Shafts that are designated for rework (parts that need additional work) are reviewed and when appropriate reserves are established. The final analysis is to review inactive inventory, and apply reserves to parts that were not included in the other analyses and have been inactive in the system for a period of twelve months. The Company's average reserve percentage compared to gross inventory has been approximately 11% for the past five years. In the past five years, the highest reserve percentage was approximately 21% and the lowest reserve percentage was approximately 8%. The

Company's reserve percentage as of December 31, 2007 is 8%. See the estimated impact below to cost of goods sold, utilizing the different reserve rates above:

(Amounts below in thousands)	Highest	Average	Lowest
Gross inventory as of 12/31/07	$15,043	$15,043	$15,043
Reserve rate	21%	11%	8%

Estimated reserve	3,085	1,672	1,160
Recorded Reserve as of 12/31/07	1,182	1,182	1,182

Impact to costs of goods sold	$1,903	$490	$(22)

        In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure that our forecasts of future product demands are reasonable, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. The Company continues to look at ways of minimizing its inventory levels and to be more efficient. As the Company continues to try to reduce its carrying levels of its work-in-process and finished goods inventory, it should have the effect of further reducing the amount of its inventory reserves.

Overview—Business Conditions

Composite Products

        The Composite Products segment is mainly comprised of graphite golf shafts and, to a lesser extent, hockey sticks, (see discussion below regarding the Company's decision to exit the hockey business). The graphite shaft market consists of customized OEM production shafts, both premium and value and Aldila branded and co-branded shafts. The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and to distributors. The Company has re-emerged over the past couple of years as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and have higher gross margins than the customized OEM production shafts sold to club manufacturers.

        The Company introduced the Aldila NV® in 2003, featuring the Company's exclusive Micro Laminate Technology®. The NV® has had numerous Tour victories. The Company introduced NV® line extensions in 2004, including the NVS™, NV ProtoPype®, Pink NV®, NV® Irons and NV® Hybrid shafts. The Company began shipping its newest shaft offering—the VS Proto™ and the VS Proto™ Hybrid in 2006. The VS Proto™ was used by the winner of the 2006 U.S. Open and is quickly becoming Aldila's single most popular shaft model on Tour. The VS Proto™ is a high performance shaft featuring carbon nanotubes as well as aerospace carbon fibers and Aldila's exclusive high performance resin system. In addition, the Company unveiled the new VS Proto™ Hybrid shaft for high-end hybrid clubs.

        Aldila has enjoyed tremendous success on Tour over the last two years. In 2006, PGA, LPGA and Nationwide Tour professionals using Aldila shafts won a total of 32 Tour events. During the 2007 season, Tour professionals using Aldila shafts won 19 events on the PGA Tour and nearly fifty percent of all the events on the Nationwide Tour. The recently introduced Aldila DVS™, along with the VS Proto™ and the NV®, continue to be among the leading wood and hybrid shaft series on the PGA and Nationwide Tours. Aldila shafts were also the most popular shafts for woods and hybrid clubs at every Major Championship on the PGA Tour in 2007. Aldila shafts were used by the winner of the Masters and the U.S. Open as well as the winner of the World Golf Championship-Accenture Match Play

Championship; three of the year's first limited field events for the world's top players. Aldila staff member, Paula Creamer won the SBS Open and led the U.S. Women's team to victory in the Solheim Cup playing her Pink NV® woods. Aldila was also the shaft of choice for the majority of players in both woods and hybrids at the 2007 PGA Club Professional Championship. Leading amateurs are also using Aldila shafts more than any other graphite shaft brand. At the 2007 U.S. Men's Amateur, Aldila was the leading shaft choice for hybrids. During the U.S. Public Links Championship, Aldila was the most popular wood and hybrid shaft. Aldila was also the leading shaft at the NCAA Division 1 Men's Championship in both woods and hybrids and the leading driver shaft at the NCAA Women's Championship. In 2007, Aldila shafts were included on the Golf Digest Hot List and won Golf Tips Magazine's Technology Award. Aldila hybrid shafts achieved the highest test score for the 2006 Golf Magazine Club Test. Forty club testers evaluated hybrid clubs for Golf Magazine and clubs featuring Aldila hybrid shafts received the highest rating in every category for hybrid clubs. Overall, the Aldila shafts helped give the testers the best feel, playability, forgiveness and distance with their hybrids compared to the competition. The Company believes that it will continue to be successful in the branded segment and has focused its marketing and advertising effort in support of this business.

        The Company tries to maintain a broad customer base in both the OEM production shaft and branded shaft market segments and competes aggressively with foreign-based shaft manufacturers for OEM production shafts and branded shafts. However, the Company's sales have tended to be concentrated among a limited number of major club companies, thus making the Company's results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company's shafts to their customers. In 2007, net sales to Acushnet Company, Ping and Callaway Golf, represented 21%, 18% and 13% of the Company's net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2008. Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad depth and range of its customer base. Golf club companies regularly introduce new clubs, frequently containing innovations in design. Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies. While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular "hot" club or that sales of a "hot" club that does not include the Company's shafts will not have a negative impact on the sales of those clubs that do. The Company's sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more "hot" clubs, which then tail off in subsequent periods and at the same time, new offerings fail to achieve a high level of new sales sufficient to exceed or replace the previous sales levels of "hot" clubs.

        During the 1990's, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company's golf shafts and adversely affecting its gross profit margins and level of profitability. The Company's average selling price decreased by 64% from December 31, 1990 through December 31, 2002. The pressure was mainly attributed to the increased competition for OEM production shafts, and a shift of our customers away from branded shafts to customized OEM production shafts. Beginning in 2003, the Company was able to achieve higher average selling prices as it enjoyed increasing success in the branded segment of the business. In late 2004, the Company began to offer its OEM customers co-branded shafts for their stock offerings. The introduction of co-branded shafts and the continued success in the branded segment had the effect of increasing the Company's average selling prices over prior years. The Company's average selling price increased by approximately 65% for the year ended December 31, 2007 as compared to the comparable period in 2002. However, the Company's average selling price decreased by 3% for the year ended December 31, 2007, as compared to the comparable period in 2006. As the Company's branded and co-branded shafts typically sell at higher selling prices than OEM production shafts, a significant change in product mix in any one period will have the effect of increasing or decreasing the average selling price of shafts sold. In addition, increases in carbon fiber prices passed on to its customers could also have the effect of increasing average selling prices in the future.

        The Company's response to the pricing pressure it faced during the 1990's, and continues to face in the OEM production shaft segment, has been to vertically integrate, reduce its cost structure and to focus on continued penetration of the branded and co-branded shaft segments. The vertical integration began in 1994 when the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California. See Composite Materials. In addition to the Company's efforts to reduce its costs through vertical integration, the Company also reduced its cost structure by shifting more of its shaft production to lower cost labor markets, such as Mexico, China and in 2007, Vietnam.

        In addition to golf shafts, the Company also manufactured hockey sticks for one customer. The Company began manufacturing and selling hockey sticks in 2002. The Company had not seen a significant increase in sales of hockey sticks and was not satisfied with the status of its hockey business during the current year and as such, discontinued this product line in the second quarter of 2007. The decision to exit this product line has not had a material impact on the Company's earnings and allows the Company to focus on its more profitable product lines and businesses.

Composite Materials

        The Composite Materials segment is comprised of external sales of prepreg, film adhesives, fabrics and other materials and the contribution provided by the Company's 50% owned interest in CFT. The Company sold its 50% interest in CFT to SGL on November 30, 2007. As such, the Composite Materials segment will not benefit from future contribution from CFT. The Company historically has not tracked inter-segment sales and has always looked at the contribution provided by Composite Materials based upon the external sales of materials. The Company records all shared costs to Composite Products and allocates certain costs for segment reporting, such as shipping, purchasing and other administrative costs based upon the net revenues of each segment. Costs that are specific to one segment are charged directly to the respective segment.

        The Company began to manufacture composite materials in 1994. Initially, the prepreg produced was mainly consumed by the Composite Products segment. The Company's external sales of prepreg and other materials have increased over the past several years. Sales of prepreg as a percentage of net sales were 15% for 2007 versus 12% for 2006. The Company has spent a significant amount of money over the past several years to increase the capacity of its prepreg operations in support of its external sales of prepreg and Composite Products operations. In the second half of 2005, the Company purchased a second resin filmer. The addition of a second resin filmer provides additional supply of resin film, which is one of the key raw materials in the production of prepreg. The increase in resin film capacity has enabled the Company to add additional capacity to the Company's prepreg composite manufacturing operations as well as provide increased capacity for film products. In addition, it provides capacity protection should the Company encounter problems with its other resin filmer. The Company completed the installation of its sixth prepreg tape line in late 2006, which enables it to support anticipated growth for shaft and prepreg sales. In addition, the Company installed a wide tape line during the fourth quarter of 2007 and that has become operational during the first quarter of 2008. This will add further capacity to support anticipated growth in this business segment.

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

        In addition to vertical integration through prepreg, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber in 1998, which is a significant raw material used in the prepreg production process. During 1998 and through the first ten months of 1999, the Company used the material from this facility to satisfy a significant portion of its internal demand for carbon fiber in the manufacturing of prepreg used for graphite shaft production. During 1999, the Company also produced and sold carbon fiber from this facility to other unrelated entities for the manufacture of other carbon-based products. On October 29, 1999, SGL Carbon Fibers and Composites, Inc. ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation. On November 30, 2007, SGL purchased the remaining 50% of CFT from the Company. As part of the sale, the Company signed a five year supply agreement with CFT, which allows the Company to purchase up to 900,000 pounds of carbon fiber in year 1 and 996,000 pounds of carbon fiber in years 2-5.

Results of Operations

2007 Compared to 2006

Net Sales

	2007	2006	Chg	% Chg
Composite Products	$59,097	$63,479	$(4,382)	(7)%
Composite Materials	10,049	8,891	1,158	13%

Total Net Sales	$69,146	$72,370	$(3,224)	(4)%

        Net sales decreased by $3.2 million for 2007 from 2006. The decrease in sales was attributed to a decrease in Composite Product sales, which were partially offset by an increase in Composite Materials sales. The Company's average selling price of golf shafts decreased by 3% for and overall units declined by 4% for 2007 as compared to 2006. The decrease in Composite Products sales were attributed to decreases in sales of branded and OEM shafts, while co-branded shaft sales remained relatively flat for 2007 as compared to 2006. Branded golf shaft sales declined by 15% and OEM golf shaft sales declined by 4%. Branded and co-branded golf shaft sales declined to 44% of Composite Products sales in 2007 from 46% in 2006. The decreases in branded shaft sales were attributed to a relatively weak demand of driver club units, which represent the best opportunities for branded shaft products. The Company has seen increased competition in this segment of shafts. Although, the Company's branded shaft sales have decreased year over year, the Company's branded shafts are still performing well on the professional golf tours, indicated by the fact, that the Company won the shaft count at this years four major golf championships. In addition to the decreases in shaft sales, sales of composite hockey sticks decreased by 16% for 2007 as compared to 2006. The Company discontinued the manufacture of composite hockey sticks during the second quarter of 2007 and exited that product line. Composite Materials sales increased by $1.2 million, or a 13% increase. Composite Materials have increased to approximately 15% of the Company's consolidated net revenues. The Company believes that these sales will continue to increase and has completed the installation of a wide prepreg tape line in the fourth quarter of 2007, which will be operational towards the end of the first quarter of 2008 to support this anticipated growth.

Gross Profit

	2007	2006	Chg	% Chg
Composite Products	$15,528	$20,577	$(5,049)	(25)%
Composite Materials	4,437	3,706	731	20%

Total Gross Profit	$19,965	$24,283	$(4,318)	(18)%

        Total gross profit decreased by approximately $4.3 million, or 18% in 2007 as compared to 2006. The decrease in gross profit was primarily attributed to a decrease in gross profit of Composite Products, which was partially offset by an increase in gross profit of Composite Materials. The decrease in Composite Products gross profit was mainly attributed to the decrease in branded golf shaft sales in 2007 as compared to 2006. In addition, Composite Products also suffered from increases in material costs, manufacturing costs and increases in research and development spending. The increase in research and development costs was approximately 20% for 2007 as compared to 2006. Composite Products gross margin decreased to 26% for 2007 as compared to 32% for 2006. The Composite Materials gross profit increased by approximately $731,000, or 20% in 2007 as compared to 2006. The increase is mainly attributed to an increase in contribution provided by CFT and external sales of prepreg materials. Composite Materials gross profit will no longer benefit from contribution from CFT in future periods as the Company's remaining 50% interest in CFT was sold to SGL during the fourth quarter of 2007. The Company's gross profit was negatively affected by additional inventory reserves of $640,000 in 2007 as compared to $811,000 in 2006. The increase in reserves in 2007 and 2006 were offset by the sales of product that was fully reserved for of $36,000 in 2007 and $22,000 in 2006. The net effect of the inventory reserve adjustments was a decrease in gross profit of $604,000 in 2007 and a decrease in gross profit of $789,000 in 2006.

Operating Income

	2007	2006	Chg	% Chg
Gross profit	$19,965	$24,283	$(4,318)	(18)%
Selling, General & Administrative ("SG&A) Expense
Composite Products	11,344	10,104	1,240	12%
Composite Materials	912	627	285	45%

Total SG&A	12,256	10,731	1,525	14%

Operating Income
Composite Products	4,184	10,474	(6,290)	(60)%
Composite Materials	3,525	3,078	447	15%

Operating Income	$7,709	$13,552	$(5,843)	(43)%

Operating Margin	11%	19%	(8)%

        Operating income decreased by approximately $5.8 million, or 43%, in 2007 as compared to 2006. The decrease was attributed to a decrease in gross profit and an increase in SG&A. The Company's SG&A expenses increased by approximately $1.5 million in 2007 as compared to 2006. SG&A increased as a percentage of revenues to 18% in 2007 as compared to 15% for 2006. The increase was primarily attributed to increased costs of $890,000 in outside services and professional fees. The increases in outside service and professional fees were partly attributed to legal and other fees associated with the Company's Dutch Auction Tender Offer and the sale of the Company's 50% interest in CFT. In addition, professional fees and outside services increased due to the timing of when procedures were performed for the Company's Sarbanes-Oxley section 404 ("SOX") compliance costs. A large portion of the SOX costs in 2007 were for the 2006 compliance year. The Company's SOX costs per compliance year have decreased from 2005, which was the first year the Company was required to be compliant. The Company's SOX compliance costs was approximately $379,000 in 2007 versus $546,000 in 2006. The Company anticipates that the 2007 year compliance costs will increase somewhat, due to work performed in 2008 that pertains to 2007. The Company also utilizes outside consultants to assist in the Company's internal audit department. In 2007 the Company estimates that it incurred approximately $329,000 in one time costs associated with specific events, including but not limited to, the sale of CFT and the Company's Dutch Auction Tender Offer. In addition, the Company had an increase in advertising spending in support of the Company's branded product lines and an increase in rent expense, which was attributed to the Company's new facility in Poway, CA. SG&A also increased by approximately $175,000 due to having a full year of operations in Vietnam. The Company's stock based compensation expense was $323,000 in 2007 versus $255,000 in 2006. The Company anticipates that stock based compensation expense will continue to increase due to potential future grants of equity awards.

Other Income(Expense)

	2007	2006	Chg	% Chg
Operating income	$7,709	$13,552	$(5,843)	(43)%
Interest income	910	714	196	27%
Gain on sale of joint venture	16,334	—	16,334	100%
Other, net	(22)	2,148	(2,170)	(101)%
Equity in earnings of joint venture	435	407	28	7%

Total other income	17,657	3,269	14,388	440%

Income before income taxes	$25,366	$16,821	$8,545	51%

        Other Income increased by approximately $14.4 million for 2007, or 440%, as compared to 2006. The majority of the increase was attributed to the $16.3 million gain on the sale of the Company's remaining 50% interest in CFT. In 2006, the Company benefited from a settlement as a class member in a civil suit against certain carbon fiber producers in the amount of $2.2 million, which is recorded in Other, net. The Company anticipates that its interest expense will increase in 2008, as the Company announced the signing of a $15.0 million credit facility with Key Bank National Association ("Key Bank") during the first quarter of 2008. The company plans to use the proceeds from this credit facility along with cash on hand to pay a $5.00 special dividend in the first quarter of 2008. As such, the Company will have interest expense in 2008 associated with this credit facility.

Income Taxes

	2007	2006	Chg	% Chg
Income before income taxes	$25,366	$16,821	$8,545	51%
Provision for income taxes	9,413	5,585	3,828	69%

Net income	$15,953	$11,236	$4,717	42%

Effective tax rate	37%	33%	4%
Profit margin	23%	16%	7%

        The Company recorded a provision for income taxes in the amount of $9.4 million in 2007 as compared to $5.6 for 2006. The Company's effective tax rate was 37% in 2007 as compared to 33% in 2006. The Company's increase in its effective tax rate was primarily attributed to the Company benefiting from a research and developmental ("R&D") tax credit project, which was finalized and the credits were taken in the fourth quarter of 2006. The Company undertook the project, with the assistance of consultants during 2006 to review the past credits taken and the methodology used to compute them. The Company in recent years has increased its R&D efforts in material, resin and graphite shaft technology. The increase in efforts has had the effect of increasing the Company's R&D tax credits. The benefit to the effective tax rate was approximately 2% in the prior year. The Company estimates that its effective tax rate going forward will be between 35% and 38%.

2006 Compared to 2005

Net Sales

	2006	2005	Chg	% Chg
Composite Products	$63,479	$69,561	$(6,082)	(9)%
Composite Materials	8,891	7,417	1,474	20%

Total Net Sales	$72,370	$76,978	$(4,608)	(6)%

        Net sales decreased by $4.6 million for 2006 from 2005. The decrease in sales was attributed to a decrease in Composite Product sales, which were partially offset by an increase in Composite Materials sales. The decrease in the Composite Product sales is mainly attributed to a change in product mix in 2006 as compared to 2005. The Company's average selling price of golf shaft sales decreased by 6% for the year and overall units declined by 4%. There were decreases in sales of branded and co-branded products, which were partially offset by increases in OEM products. Branded golf shaft sales declined by 19% and co-branded golf shaft sales declined by 44%, which were partially offset by an increase in OEM stock type shaft sales of 16%. Branded and co-branded golf shaft sales declined to 46% of Composite Products sales in 2006 from 58% in 2005. The decreases in branded and co-branded were attributed to a relatively weak demand of driver club units, which represent the best opportunities for branded and co-branded products. Composite Materials sales increased by $1.5 million, or a 20% increase. Composite Materials have increased to approximately 12% of the Company's consolidated net revenues.

Gross Profit

	2006	2005	Chg	% Chg
Composite Products	$20,577	$27,271	$(6,694)	(25)%
Composite Materials	3,706	2,339	1,367	58%

Total Gross Profit	$24,283	$29,610	$(5,327)	(18)%

        Total gross profit decreased by approximately $5.3 million, or 18% in 2006 as compared to 2005. The decrease in gross profit was primarily attributed to a decrease in gross profit of Composite Products, which was partially offset by an increase in gross profit of Composite Materials. The decrease in Composite Products gross profit was mainly attributed to the decrease in branded and co-branded sales in 2006 as compared to 2005. Composite Products gross margin decreased to 32% for 2006 as compared to 39% for 2005. The Composite Materials gross profit increased by approximately $1.4 million, or 58%, in 2006 as compared to 2005. The increase is mainly attributed to an increase in contribution provided by the operations of CFT and the increase in gross profit provided by the sales of external materials. The Company's gross profit was negatively affected by additional inventory reserves of $811,000 in 2006 as compared to $710,000 in 2005. The increase in reserves in 2006 and 2005 were offset by the sales of product that was fully reserved for of $22,000 in 2006 and $147,000 in 2005. The net effect of the inventory reserve adjustments was a decrease in gross profit of $789,000 in 2006 and a decrease in gross profit of $563,000 in 2005.

Operating Income

	2006	2005	Chg	% Chg
Gross profit	$24,283	$29,610	$(5,327)	(18)%
Selling, General & Administrative ("SG&A) Expense
Composite Products	10,104	9,127	977	11%
Composite Materials	627	614	13	2%

Total SG&A	10,731	9,741	990	10%

Operating Incomec
Composite Products	10,474	18,144	(7,671)	(42)%
Composite Materials	3,078	1,725	1,354	78%

Operating Income	$13,552	$19,869	$(6,317)	(32)%

Operating Margin	19%	26%	(7)%

        Operating income decreased by approximately $6.3 million, or 32%, in 2006 as compared to 2005. The decrease was attributed to a decrease in gross profit and an increase in SG&A. The Company's SG&A expenses increased by approximately $990,000 in 2006 as compared to 2005. SG&A increased as a percentage of revenues to 15% in 2006 as compared to 13% for 2005. The increase was primarily attributed to the increased costs in selling, advertising, marketing and tour support of the Company's branded and co-branded product. Such costs increased by 35% in 2006 as compared to 2005. In addition, other administrative expense increased by 14% in 2006 as compared to 2005. The Company anticipates these costs may increase slightly in 2007 due to having a full years worth of operations in Vietnam. These increases in SG&A were partially offset by a decrease in the Company's incentive expenses, which is comprised of bonuses, employee benefits and stock-based compensation expense. Incentive expenses decreased by approximately 65% in 2006 as compared to 2005. The Company's stock-based compensation expense was $255,000 in 2006 as compared to $0 in 2005. Although incentive expenses decreased in 2006, the Company anticipates that stock-based compensation expense will increase in the future to the extent that the Company's Board of Directors approves additional grants of equity awards to employees and directors of the Company. In addition, each May there is an automatic grant of options to the external directors of the Company. The Company's corporate costs increased by 21% in the current year.

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

        The Company recorded a provision for income taxes in the amount of $5.6 million in 2006 as compared to $7.3 for 2005. The Company's effective tax rate was 33% in 2006 as compared to 35% in 2005. The Company's decrease in its effective tax rate was primarily attributed to research and developmental ("R&D") tax credits that were taken in the fourth quarter. The Company undertook a project, with the assistance of consultants who specialize in R&D tax credits, during the year to review the past credits taken and the methodology used to compute them. The Company, in recent years, has increased its R&D efforts in material, resin and graphite shaft technology. The increase in efforts has had the effect of increasing the Company's R&D tax credits. The benefit to the effective tax rate was approximately 2% in the current year. The Company does not anticipate this benefit to be as significant going forward. The Company estimates that its effective tax rate going forward will be between 35% and 38%.

Liquidity and Capital Resources

        Cash, cash equivalents and marketable securities increased by approximately $14.3 million for 2007 as compared to 2006. Cash provided by operations was $10.5 million for 2007 as compared to $4.5 million in 2006. The majority of the increase was attributed to cash provided by working capital of $8.0 million for 2007 as compared to cash used for working capital of $7.8 million in 2006.

        A portion of the working capital benefit in 2007 as compared to 2006 was attributed to the Company eliminating its restricted cash in 2007. The restricted cash was associated with cash on deposit in China for customs duties and taxes based upon raw materials imported. The Company's custom status was downgraded during 2006, and then subsequently upgraded in 2007, as such, the Company is no longer required to maintain restricted cash balances. The Company's average days outstanding of its accounts receivable decreased to 44 days in 2007 as compared to 45 in 2006. The Company's inventory balances remained relatively flat year over year.

        The Company used $6.3 million for capital expenditures during 2007. Composite Products capital expenditures were $3.7 million in 2007, with the majority of that being attributed to completing the expansion in Vietnam and the tenant improvements of the new corporate and shaft warehouse located in Poway. Composite Materials capital expenditures were $2.6 million in 2007. The capital expenditures in Composite Materials were attributed to the purchase of the wide tape line and tenant improvements associated with the expansion in its current location. The capital expenditures of the Composite Materials segment also support the Composite Products segment. Management anticipates capital expenditures will approximate between $2.0 million and $3.0 million for 2008. The capital spending will be used to finish the expansion in Vietnam and increase its capacity. The Company received $19.5 million from the sale of CFT to SGL, which took place during the fourth quarter of 2007. The Company purchased marketable securities of $14.2 million, $11.0 million, and $38.0 million during the periods ended December 31, 2007, 2006 and 2005, respectively. The Company had proceeds from the sales of marketable securities during those same periods of $25.5 million, $13.6 million and $29.1 million, respectively. As of December 31, 2006 the Company had a balance of investments in marketable securities of $11.3 million. The Company did not have any investments in marketable securities as of December 31, 2007. The Company does not intend to invest in marketable securities in the future. The Company received income tax distributions from CFT totaling $286,000 in 2007 compared to $169,000 in 2006.

        The Company paid $3.3 million in dividend payments in both 2007 and 2006. The Company declared and paid four $0.15 per share quarterly dividends in 2007. The Company declared a $5.00 special dividend on February 11, 2008, payable on March 10, 2008 to shareholders of record as of February 25, 2008. The total amount of the special dividend will result in payments to shareholders totaling approximately $25.8 million. The Company plans to fund the dividend payment with cash on hand and available cash from its credit facility with Key Bank. In February 2008, the Company signed a $15.0 million credit facility with Key Bank. The credit facility is comprised of a five year term loan for $5.0 million and a $10.0 million revolver. Principal payments of approximately $83,000 plus interest are payable monthly on the term loan. The Company repurchased approximately 403,000 shares, or 7%, of it outstanding shares in 2007 as compared to 75,596 in 2006. The majority of the shares repurchased in 2007 was attributed to the Company's Dutch Auction Tender Offer ("Offer") it completed in the fourth quarter of 2007. The Company repurchased approximately 371,000 shares against the Offer at a price of $16.85 per share. The Company's dividend policy and stock repurchase policy are discussed quarterly during the Company's Board of Directors meetings and subject to Board approval. The Company anticipates it will generate enough future cash from operations to support its operations and service its debt through 2008.

Contractual Obligations as of December 31, 2007

	Payments Due by Period (thousands)
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Operating leases(a)	$1,426	$2,196	$715	$—	$4,337

Total	$1,426	$2,196	$715	$—	$4,337

    (a)
    We enter into operating leases in the normal course of business. All lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements.

        The Company may from time to time consider the acquisition of businesses complimentary to the Company's business. The Company could require additional debt financing if it were to engage in a material acquisition in the future.

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

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R) Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us on January 1, 2009. SFAS 141R is not expected to have a material effect on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for us on January 1, 2009. SFAS 160 is not expected to have a material effect on our consolidated financial statements.

        In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (fair value option). Unrealized gains and losses on items for which the fair value option is elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for the Company beginning January 1, 2008. SFAS 159 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

        This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements.

        Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These forward-looking statements are based on management's expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties. The Company does not undertake any responsibility to update these statements in the future. The Company's actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in Item 1 of this Report on Form 10-K and elsewhere in the Company's filings with the Securities and Exchange Commission.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On August 15, 2007 the Company dismissed its accountants Squar, Milner, Miranda, Peterson and Williamson, LLP ("Squar Milner") and on August 20, 2007 appointed Mayer Hoffman McCann P.C. as its independent accountants. The change in independent accountants was approved by the Company's Audit Committee. During the Company's fiscal years ended December 31, 2006 and December 31, 2005 and the subsequent interim periods through August 15, 2007 there were no disagreements with Squar Milner, or their predecessor firm Peterson and Co. LLP. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Squar Milner, would have caused Squar Milner to make reference thereto in their report on the financial statements for such years. The Company's financial statements for the year ended December 31, 2006 were audited by Squar Milner. The Company's financial statements for the year ended December 31, 2005 were audited by Peterson & Co., LLP, which merged into Squar Milner in November 2006. See the Company's Current Report filed on Form 8K on August 17, 2007.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this report, Aldila management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Aldila required to be included in Aldila's periodic filings under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its report entitled Internal Control—Integrated Framework. Based on the assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

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

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report which is included elsewhere.

        Changes in internal control.    There have been no significant changes in internal controls or in factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Aldila, Inc.

        We have audited Aldila, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aldila, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Aldila, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of Aldila, Inc., and our report dated March 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007, and restatement of the consolidated balance sheets as of December 31, 2006 and 2005 and consolidated cash flows for the years ended December 31, 2006 and 2005.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
March 28, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        The information required as to this Item is incorporated by reference from the section headed "Election of Directors" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders for the year ended December 31, 2007, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report ("2008 Proxy Statement").

        The Company adopted a Code of Business Conduct and Ethics on December 31, 2002 governing its officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is available at the Company's website, www.aldila.com. See the Code of Business Conduct and Ethics included herein as Exhibit 14.0 to this Report.

Item 11.    Executive Compensation

        The information required as to this Item is incorporated herein by reference from the data under the caption "Executive Compensation" in the 2008 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required as to this Item is incorporated herein by reference from the data under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the 2008 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required as to this Item as it pertains to Director Independence is incorporated by reference from the section headed "Election of Directors" in the 2008 Company's Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required as to this Item is incorporated herein by reference from the data under the caption "Independent Accountant Fees" in the 2008 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents included as part of this report:

1.
The consolidated financial statements for the Registrant are included in this report.

  2.
  Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005.

  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

  3.
  See the Index to Exhibits on page 69 of this Form 10-K. Financial statements of subsidiaries not consolidated and fifty percent or less owned persons, management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits.

(b)
Exhibits required by Item 601 of Regulation S-K.

  See item (a) 3 above.

(c)
Financial statements required by Regulation S-X, which are excluded from the annual report to shareholders by Rule 14a-3, which include separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.

  See item (a) 3 above.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2007	December 31, 2006
		As Restated (Note 16)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,529	$3,882
Marketable securities	—	11,300
Restricted cash	—	1,444
Accounts receivable, net	8,684	8,862
Income taxes receivable	—	1,237
Inventories	13,861	13,691
Deferred tax assets	1,521	1,360
Prepaid expenses and other current assets	578	795

Total current assets	54,173	42,571
PROPERTY, PLANT AND EQUIPMENT, NET	13,308	8,794
INVESTMENT IN JOINT VENTURE	—	3,091
DEFERRED TAXES	750	1,144
OTHER NON-CURRENT ASSETS	257	296

TOTAL ASSETS	$68,488	$55,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,758	$4,479
Income taxes payable	4,266	—
Accrued expenses	2,564	2,042
Other current liability	137	—

Total current liabilities	11,725	6,521
LONG-TERM LIABILITIES:
Deferred rent	170	49
Other long-term liabilities	827	—

Total liabilities	12,722	6,570

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,154,235 shares as of December 31, 2007 and 5,524,250 shares as of December 31, 2006	51	55
Additional paid-in capital	43,702	49,903
Retained earnings (accumulated deficit)	12,013	(632)

Total stockholders' equity	55,766	49,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,488	$55,896

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
NET SALES	$69,146	$72,370	$76,978
COST OF SALES	49,181	48,087	47,368

Gross profit	19,965	24,283	29,610

SELLING, GENERAL AND ADMINISTRATIVE	12,256	10,731	9,741

Operating income	7,709	13,552	19,869

OTHER INCOME (EXPENSE):
Interest income	910	714	639
Gain on sale of joint venture	16,334	—	—
Other, net	(22)	2,148	(53)
Equity in earnings of joint venture	435	407	236

INCOME BEFORE INCOME TAXES	25,366	16,821	20,691
PROVISION FOR INCOME TAXES	9,413	5,585	7,287

NET NCOME	$15,953	$11,236	$13,404

NET INCOME PER COMMON SHARE—BASIC	$2.94	$2.04	$2.54

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$2.91	$2.01	$2.46

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,433	5,518	5,273

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,485	5,591	5,457

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount			Total
Balance at January 1, 2005	5,127	$51	$43,864	$(8,854)	$35,061
Common stock issued upon stock option exercises, including income tax benefits of $1,799	268	3	3,177	—	3,180
Dividend payments	—	—	—	(13,094)	(13,094)
Net income	—	—	—	13,404	13,404

Balance at Deccember 31, 2005	5,395	54	47,041	(8,544)	38,551
Repurchases of common stock	(75)	(1)	(1,210)	—	(1,211)
Stock-based compensation	—	—	255	—	255
Common stock issued upon stock option exercises, including income tax benefits of $1,549	204	2	3,817	—	3,819
Dividend payments	—	—	—	(3,324)	(3,324)
Net income	—	—	—	11,236	11,236

Balance at December 31, 2006	5,524	55	49,903	(632)	49,326
Repurchases of common stock	(404)	(4)	(6,731)	—	(6,735)
Stock-based compensation	10	—	323	—	323
Common stock issued upon stock option exercises, including income tax benefits of $73	24	—	207	—	207
Adoption of FIN 48	—	—	—	(50)	(50)
Dividend payments	—	—	—	(3,258)	(3,258)
Net income	—	—	—	15,953	15,953

Balance at December 31, 2007	5,154	$51	$43,702	$12,013	$55,766

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2007	2006	2005
		As Restated (Note 16)	As Restated (Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,953	$11,236	$13,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,587	1,322	1,275
Stock-based compensation	323	255	—
Loss (gain) on disposal of fixed assets	106	43	(5)
Undistributed income of joint venture, net	(382)	(365)	(223)
Gain on sale of joint venture	(16,334)	—	—
Changes in assets and liabilities:
Restricted cash	1,444	(1,444)	—
Accounts receivable	178	(1,629)	(2,019)
Inventories	(170)	(1,304)	(4,095)
Deferred tax assets	233	(101)	(199)
Prepaid expenses and other assets	235	(227)	(392)
Accounts payable	279	(1,815)	2,081
Accrued expenses	522	(1,172)	433
Income taxes payable/receivable	5,503	(342)	118
Other current liabilities	87	—	—
Deferred rent and other long-term liabilities	948	19	10

Net cash provided by operating activities	10,512	4,476	10,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,253)	(4,570)	(1,565)
Proceeds from sales of property, plant and equipment	67	2	10
Purchases of marketable securities	(14,200)	(11,000)	(38,029)
Proceeds from sales of marketable securities	25,500	13,600	29,100
Distributions from joint venture	286	169	400
Proceeds from sale of joint venture	19,521	—	—

Net cash provided by (used for) investing activities	24,921	(1,799)	(10,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(6,735)	(1,211)	—
Benefit from exercise of stock options	73	1,549	1,799
Proceeds from issuance of common stock	134	2,270	1,381
Dividend payments	(3,258)	(3,324)	(13,094)

Net cash used for financing activities	(9,786)	(716)	(9,914)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,647	1,961	(9,610)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,882	1,921	11,531

CASH AND CASH EQUIVALENTS, END OF YEAR	$29,529	$3,882	$1,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$2,870	$4,480	$5,813

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Company—Aldila, Inc. (a Delaware Corporation) (the "Company") designs, manufacturers and markets graphite golf club shafts for sale principally in the United States. In addition, the Company sells composite prepregs and other related composite materials.

        Principles of Consolidation—The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Aldila Materials Technology Corporation ("AMTC"), Aldila Golf Corp. ("Aldila Golf"), and Aldila Golf's subsidiaries, Aldila de Mexico, Aldila Carbon Fiber Products (Zhuhai) Company Ltd and Aldila Composite Products Company Ltd. All intercompany transactions and balances have been eliminated in consolidation. The Company accounts for its previously owned joint venture investment in Carbon Fiber Technology LLC ("CFT") under the equity method of accounting.

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

        Revenue Recognition—The Company recognizes revenues from product sales upon transfer of title to the customer at the time of shipment. The Company offers discounts to certain customers based on early payment. Sales to these customers are recognized on a gross basis, and sales discounts are recorded at the time the discount is taken by the customer. Recording revenue net of discounts would not have a significant effect on net sales or on the net realizable value of accounts receivable. Sales discounts for the years ended December 31, 2007, 2006 and 2005 were $232,000, $303,000 and $554,000, respectively, representing less than 1% of gross revenues. The Company also offers certain of our customers the right to return shafts for breakage within a limited time after delivery. We track such shaft breakage returns, and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns at the time sales are made. The amount recorded as of December 31, 2007 and 2006 was $135,000 and $157,000, respectively. The Company monitors the significance of these amounts.

        Cash Equivalents and Marketable Securities—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All short-term, highly liquid investments having original maturities greater than ninety days are considered to be marketable securities. Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities at December 31, 2006 were comprised of auction rate securities that were generally liquidated in either 7 days or 28 days, and were classified as available-for-sale securities in accordance with Statements of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The carrying value of marketable securities at December 31, 2006 approximated fair value resulting in no unrealized gains or losses at such date. During 2007, all auction rate securities were liquidated, and as of December 31, 2007, the Company did not have any marketable securities. See Note 16 to the Consolidated Financial Statements.

        Restricted Cash—The Company had restricted cash in the amount of $1.4 million as of December 31, 2006, all of which was classified as current. The $1.4 million was foreign restricted currency maintained in a separate bank account at the Bank of China, under the name of its Chinese subsidiary to support the import and export activities in China. As the restriction is related to the

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's inventory, the Company has chosen to report this in operating activities of its Statements of Cash Flows. The restrictions were released during 2007 and as such the Company does not have any restricted cash as of December 31, 2007.

        Fair Value of Financial Instruments—The fair value of cash and cash equivalents, short-term marketable securities, trade accounts receivable and payable and certain accrued expenses approximate their carrying amounts in the financial statements due to the short maturity of such instruments. The fair value of investments is determined using quoted market prices for those securities.

        Accounts Receivable—The Company sells graphite golf club shafts primarily to golf club manufacturers and distributors on credit terms. The Company also sells composite prepregs to manufacturers of other composite based products on credit terms. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a monthly review of the current status of outstanding customer balances. Historically, credit losses have been minimal in relation to the credit extended.

        Inventories—Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or unmarketable inventory. The estimated allowance for obsolete or unmarketable inventory is based upon management's understanding of market conditions and forecasts of future product demand, all of which are subject to change. If actual charges for obsolescence or unmarketable inventory significantly exceed the estimated allowance, the Company's operating results would be significantly adversely affected.

        Property, Plant and Equipment—Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred. The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the assets, as follows:

Years
Machinery and equipment	5 - 10
Office furniture and equipment	3 - 10

        Leasehold improvements are amortized over the shorter of the asset life or the remaining term of the related lease.

        Joint Venture—The Company's previously owned 50% investment in CFT was accounted for under the equity method. (See Note 5).

        Evaluation of Long-lived Assets—The Company's policy is to assess potential impairments to its long-lived assets at least annually or when there is evidence that events or changes in circumstances have made recovery of the assets carrying value unlikely and the carrying amount of the asset exceeds the estimated undiscounted future cash flows. If such evaluation were to indicate a material impairment of these long-lived assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value under Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

        Warranty Reserve—The Company provides a warranty to its customers for shaft breakage in the normal course of business. The Company accrues for the estimated warranty based on historical

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

experience at time of sale. The estimated warranty is calculated based upon a rolling four-year ratio of breakage returns to sales applied to current year sales. (See Note 6).

        Advertising—The Company advertises primarily through print media. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2007, 2006 and 2005 were $1.6 million, $1.4 million and $1.2 million, respectively.

        Shipping and Handling Costs—Shipping and handling costs are classified as cost of sales.

        Research & Development ("R&D")—The Company performs internal research and development efforts. Research and development expenses were approximately $2.4 million, $2.0 million and $1.8 million for 2007, 2006 and 2005, respectively. Some of these expenses meet the definition of Qualified Research Expenses for tax purposes. The amount deemed to be Qualified Research Expenses for tax purposes were approximately $1.3 million, $2.5 million and $2.4 million for 2007, 2006 and 2005, respectively.

        Foreign Currency Translation—The Company's foreign subsidiaries are a direct and integral component or extension of the parent company's operation. The daily operations of foreign subsidiaries are dependent on the economic environment of the parent's currency. In addition, the changes in the foreign subsidiary's individual assets and liabilities directly affect the cash flow of the parent company. The functional currency of foreign subsidiaries is the US dollar. During the years ended December 31, 2007, 2006 and 2005, net foreign currency translation gains and losses included in the Company's Statements of Operations were insignificant.

        Earnings Per Share ("EPS")—Earnings per share—basic is calculated based upon the weighted average number of shares outstanding during the year, while diluted also gives effect to all potential dilutive common shares outstanding during each year such as options, restricted stock, warrants and other contingently issuable shares. Options to purchase 66,737 and 54,631 shares of common stock as of December 31, 2007 and 2006, respectively, at prices ranging from $15.31 to $32.01 per share were not included in the comptation of diluted EPS because the effect of such options would be anti-dilutive. Such options expire at various dates through 2017.

        Income Taxes—Income taxes are provided utilizing the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts more likely than not to be realized.

        Accounting for Stock Based Compensation—At December 31, 2007, the Company has two stock-based compensation plans, which are described more fully in Note 8. Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of SFAS No. 123R ("SFAS 123R") "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option pricing model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate. In accordance with SFAS 123R, the Company records compensation expense for Restricted Stock Awards based on the estimated fair value of the award on the date of grant. The

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimated fair value is determined based on the closing price of the Company's Common Stock on the award date multiplied by the number of awards expected to vest. The number of awards expected to vest is based on the number of awards granted adjusted by estimated forfeiture rates. The total compensation cost is then recognized ratably over the vesting period.

        Concentration Risk—The Company maintains some of its cash in bank deposit accounts, which may be uninsured or exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentration of credit risk on cash.

        Supplier Concentration Risk—The Company has relationships with vendors for its carbon fiber needs through 2008 and beyond. In the world carbon fiber market, there are a limited amount of carbon fiber manufacturers. The Company currently purchases carbon fiber from most of these carbon fiber manufacturers, with a large part of those purchases coming from CFT. Depending on market conditions prevailing at the time and extent to which production at CFT meets expectations, the Company may face difficulties in obtaining adequate supplies of carbon fiber from the other vendors that the Company currently utilizes.

        Recently Issued Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141(R) Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us on January 1, 2009. SFAS 141R is not expected to have a material effect on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for us on January 1, 2009. SFAS 160 is not expected to have a material effect on our consolidated financial statements.

        In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (fair value option). Unrealized gains and losses on items for which the fair value option is elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for the Company beginning January 1, 2008. SFAS 159 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

        Reclassifications—Certain reclassifications have been made to prior years' disclosures to conform to current year classifications.

2. ACCOUNTS RECEIVABLE

        Accounts receivable at December 31 consist of the following (in thousands):

	2007	2006
Trade accounts receivable	$8,725	$8,898
Less: allowance for doubtful accounts	(41)	(36)

	$8,684	$8,862

3. INVENTORIES

        Inventories at December 31 consist of the following (in thousands):

	2007	2006
Raw materials	$9,429	$8,364
Work-in-process	918	1,204
Finished goods	3,514	4,123

Net inventories	$13,861	$13,691

Inventory reserves included in net inventories	$1,182	$1,370

4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31 consist of the following (in thousands):

	2007	2006
Machinery and equipment	$17,632	$17,712
Office furniture and equipment	1,924	1,730
Leasehold improvements	9,902	9,362
Building and land	2,837	—
Property and equipment not yet in service	3,130	2,431

Total gross fixed assets	35,425	31,235
Less: accumulated depreciation and amortization	(22,117)	(22,441)

Fixed assets	$13,308	$8,794

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

        Depreciation and amortization expense were $1.6 million, $1.3 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

5. INVESTMENT IN JOINT VENTURE

        The Company and SGL Carbon and Composites, Inc. ("SGL") each owned 50% of CFT in a joint venture to produce carbon fiber. CFT, which was previously a wholly owned subsidiary of AMTC, was formed on October 29, 1999. AMTC contributed net assets with a book value of approximately $13.3 million to CFT. SGL purchased a 50% interest in AMTC's carbon fiber manufacturing operations for approximately $7.0 million in cash. SGL purchased the remaining 50% of CFT from the Company on November 30, 2007 for $17.0 million plus fifty percent of working capital as of November 30, 2007, which amounted to $2.5 million. The total purchase price was $19.5 million, which resulted in a $16.3 million gain on the transaction. As part of the transaction, the Company signed a five year supply agreement with CFT, which enables the Company to purchase up to 900,000 pounds of carbon fiber in year 1 and 966,000 pounds of carbon fiber in years 2-5.

        The Company's previously owned 50% investment in CFT was accounted for under the equity method. Based on the member's respective ownership interest in the joint venture, profits and losses were allocated equally to each member. Each partner was responsible for 50% of the fixed costs of the facility regardless on the amount of fiber that is purchased from the joint venture. For the period ended November 30, 2007, CFT's sales to the Company and SGL were $5.9 million and $8.0 million, respectively. The amount of consolidated retained earnings of the Company represented by undistributed earnings of CFT was an accumulated deficit of approximately $3.9 million as of November 30, 2007. The Company's equity in earnings from the joint venture for the period ended November 30, 2007 and years ended December 31, 2006 and 2005 was approximately $435,000, $407,000 and $236,000, respectively. The Company's investment includes the unamortized excess of the Company's original investment over its equity in the joint venture net assets.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ACCRUED EXPENSES

        Accrued expenses at December 31 consist of the following (in thousands):

	2007	2006
Payroll and employee benefits	$1,778	$1,490
Warranty reserve[1]	135	157
Legal and professional fees	12	12
Plant consolidation	—	81
Due to SGL	327	—
Other	312	302

Accrued expenses	$2,564	$2,042

    (1)
    Warranty Reserve

	2007	2006
Beginning Balance	$157	$180
Settlement of Warranty	(151)	(119)
Adjustments to Warranty	129	96

Ending Balance	$135	$157

7. STOCKHOLDERS' EQUITY

        The Company announced on August 24, 2007 that it commenced a Dutch Auction Tender Offer ("Offer") in which it would have spent up to $7.5 million to repurchase a maximum of 496,688 shares of its common stock. The Offer expired on Friday, September 28, 2007. The Company was able to acquire 370,845 shares at an average purchase price of $16.85, which cost approximately $6.2 million. Along with this announcement, the Company announced the termination of its existing stock buyback plan. The Company repurchased 32,661 shares against this plan in 2007 at an average purchase price of $14.98 per share.

        The Company announced on July 28, 2006 that its Board of Directors authorized the repurchase of up to $5.0 million of the Company's common stock. The shares will be repurchased from time to time in open market transactions at the Company's discretion, subject to market conditions and other factors, including imposed "black-out periods" during which the Company and its insiders are prohibited from trading in the Company's common stock. While the Company typically allows insiders to trade in its stock for thirty days beginning the third day after its quarterly earnings announcement, the Company may impose a black-out period at any time without advance public notice. During 2006, the Company used cash of approximately $1.2 million purchasing 75,596 shares of its common stock, with an average price paid of $16.11.

        The Company declared and paid four quarterly dividends in the amount of $0.15 per share to holders of its common stock during 2007, which resulted in dividend payments totaling $3.3 million. The Company declared and paid four quarterly dividends in the amount of $0.15 per share to holders of its common stock during 2006, which resulted in dividend payments totaling $3.3 million. The Company declared and paid dividends during 2005, including two $1.00 special dividends. The Company paid dividends totaling $2.45 per share in 2005, which resulted in dividend payments of

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

$13.0 million to holders of the Company's common stock. The Company announced on February 11, 2008 that shareholders of record on February 25, 2008 would be entitled to a $5.00 special cash dividend to be paid on March 10, 2008.

8. ACCOUNTING FOR STOCK BASED COMPENSATION

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.123R (Revised 2004), "Share Based Payment," ("SFAS 123R"), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model. On December 19, 2005 the Compensation Committee of the Company's Board of Directors approved a plan to accelerate the vesting of approximately 150,000 stock options granted to employees in 2004 and 2005, including options held by executive officers of the Company. The Board took this action with the belief that it was in the best interests of the stockholders, as it will reduce the Company's reported compensation expense associated with those options in future periods compared to the expense that otherwise would have been recorded in connection with the implementation of SFAS No.123R.

        In 1992, the Company adopted a Stock Option Plan for management. The Company has reserved 175,431 shares for issuance under this Plan. Options are granted at the fair market value of the shares at the date of grant, generally become fully vested three years after grant, and expire ten years from the date of grant. In May of 1994, the stockholders adopted the 1994 Stock Incentive Plan ("Plan") for employees, directors and consultants of the Company. The Company has reserved 1,366,667 shares for issuance under this Plan. Equity incentive programs covered under the Plan, include incentive stock options, non-qualified stock options and restricted stock awards. Stock options and restricted stock awards are granted at the fair market value of the shares at the date of grant, generally become fully vested over three years after grant, and expire ten years from the date of grant.

        There were no capitalized stock-based compensation costs at December 31, 2007. There were no modifications to stock options awards during 2007. The Company recognizes stock-based compensation expense using the straight line attribution method. The remaining unrecognized compensation cost related to unvested awards at December 31, 2007 is approximately $929,000. This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company's forfeiture rate.

        In accordance with the modified prospective method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

No. 123R. The following table summarizes compensation costs related to the Company's stock-based compensation plans for the twelve month period ended December 31, 2007 (in thousands):

	Twelve month period ended December 31, 2007	Twelve month period ended December 31, 2006
Cost of sales	$—	$—
Selling, general and administrative	323	255

Pre-tax stock-based compensation expense	323	255
Income tax benefit	120	85

Net stock-based compensation expense	$203	$170

  Stock Option Activity

        SFAS No.123R requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flow rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the twelve month period ended December 31, 2007 are as follows (in thousands):

	Twelve month period ended December 31, 2007	Twelve month period ended December 31, 2006
Proceeds from stock options exercised	$134	$2,270
Tax benefit related to stock options exercised	$73	$1,549
Intrinsic value of stock options exercised	$206	$4,347

        The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option. Expected volatility is based on the historical volatilities of the Company's common stock. Below is the information for the grants issued for 2007, 2006 and 2005.

	2007	2006	2005
Expected life (years)	6	6	5
Risk-free interest rate	4.9%	5.0%	3.8%
Expected volatility	83.0%	72.3%	54.5%
Expected dividend yield	3.9%	1.9%	1.5%
Weighted average fair value of options granted	$8.59	$18.84	$11.28

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

        The following table summarizes the stock option transactions during the twelve month period ended December 31, 2007:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Options outstanding 1/1/2007	161,630	$13.41
Options granted	18,774	15.47
Options exercised	24,090	5.57
Options terminated	10,002	23.65

Options outstanding 12/31/2007	146,312	$14.27	6.9	$6.98

Options exercisable 12/31/2007	117,533	$12.81	6.4	$5.94

        The total intrinsic value of options exercised during the twelve month periods ended December 31, 2007, 2006 and 2005 was approximately $206,000, $4.3 million and $4.0 million, respectively. The total fair value of shares vested during the period ended December 31, 2007 was approximately $133,000. A summary of the status of the Company's nonvested shares as of December 31, 2007 and changes during the twelve month period ended December 31, 2007 are presented below.

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at 1/1/2007	28,488	$13.63
Granted	18,774	$8.59
Vested	(11,814)	$11.22
Forfeited	(6,669)	$14.24

Nonvested Options at 12/31/2007	28,779	$11.19

  Restricted Stock Activity

        Restricted stock awards were issued to employees under the Company's Plan. Restricted stock awards vest over three years and are subject to the employees' continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company's common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

A summary of the status of and changes in restricted stock units granted under the Company's Plan as of and during the twelve months ended December 31, 2007 is presented below:

	December 31, 2007
	Shares	Weighted average exercise price
Restricted stock outstanding 1/1/2007	28,473	$15.70
Restricted stock awarded	30,823	$16.87
Restricted stock vested	9,401	$15.70
Restricted stock terminated	905	$16.19

Restricted stock outstanding 12/31/2007	48,990	$16.43

  Pro forma Information for Periods Prior to the Adoption of FAS 123R

        If compensation cost for the Company's stock-based compensation plans had been recognized in the twelve month period ended December 31, 2005 under the provisions of FAS No. 123R, the Company's net income and EPS would have been reduced to the following pro forma amounts:

2005
Net income as reported	$13,404
Add back:
Option charge from accelerated vesting of options	19
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,378)

Pro forma net income	$12,045

Earnings per share:
Basic—as reported	$2.54
Basic—pro forma	$2.28
Diluted—as reported	$2.46
Diluted—pro forma	$2.21

9. INCOME TAXES

        On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition,

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

        The Company adopted the provisions of FIN 48 on January 1, 2007, and has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As of the date of adoption, the Company had approximately $754,000 of unrecognized tax benefits including interest. For the period ended December 31, 2007, the Company recorded an additional unrecognized tax benefit of $210,000 including interest. There are no tax positions included in the balance at December 31, 2007 from which the disallowance would not affect the annual effective tax rate. The Company adopted FIN 48 during the first quarter ended March 31, 2007. The Company increased its unrecognized tax benefits by approximately $50,000 with the adoption of FIN 48 and recorded a reduction to retained earnings of such amount as of March 31, 2007.

        If the Company were to recognize these tax benefits, it would favorably affect the annual effective income tax rate. Prior to the adoption of FIN 48, the Company had recorded its liability for unrecognized tax benefits in its income taxes payable/receivable line item on the face of the Company's balance sheet. In accordance with FIN 48, the unrecognized tax benefits that do not relate to temporary differences should be classified as either a current or non-current liability. As such, the Company has recorded an other current liability of $137,000 and an other long term liability of $827,000 as of December 31, 2007. The Company does expect changes in the amount of unrecognized tax benefits in the next 12 months; however, the Company does not expect the change to have a material impact on its results of operations or its financial position.

        The Company's practice is to recognize interest related to income tax matters in income tax expense. During the twelve months ended December 31, 2007, the Company recognized an additional $43,000 of interest associated with uncertain tax positions. As of December 31, 2007, the Company has approximately $73,000 accrued for interest. Below is a rollforward of our FIN 48 positions for the twelve months ended December 31, 2007.

2007
Balance at January 1, 2007	$754,000
Current Year Additions	210,000
Additions for Prior Years	—
Reductions for Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—

Balance at December 31, 2007	$964,000

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2003 and before
California	2000 and before
Texas	2002 and before
Tennessee	2003 and before
Utah	2003 and before
Mexico	2002 and before
China	2002 and before

        The Company's tax years for 2001 and forward are subject to examination by the U.S. and California tax authorities due to the carry-forward of unutilized research and development credits. The Company is currently under examination by the State of California Franchise Tax Board as it relates to Company's claim for additional R&D credits. During the year ended December 31, 2006, the Company completed an R&D project, which resulted in the Company benefiting from increased R&D credits in 2006. Where appropriate, the Company amended past income tax returns. The R&D credits had the effect of reducing the Company's income tax expense in 2006 for Federal and State income taxes by approximately $289,000 and $444,000, respectively.

  Income tax provision for the years ended Decembers 31, is as follows (in thousands):

	2007	2006	2005
Current:
Federal	$7,512	$4,706	$6,273
State	1,621	627	1,101
Foreign	48	356	113

Total	9,181	5,689	7,487

Deferred:
Federal	$(277)	99	202
State	45	6	(2)

Total	(232)	104	200

Provision for income taxes	$9,413	$5,585	$7,287

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

  Rate reconciliations for the years ended December 31, are as follows:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	4.0%	2.4%	3.5%
R&D tax credits	(0.1)%	(2.1)%	—
Foreign earnings taxed at different rates	(3.4)%	(1.8)%	(2.3)%
Other items	1.4%	(0.3)%	(1.0)%

Effective rate	36.9%	33.2%	35.2%

        Net deferred income taxes included in current and long-term assets in the balance sheet at December 31, consist of the tax effects of temporary differences related to the following:

Deferred tax assets-net, current	2007	2006
Inventories	$728	$1,056
Accrued expenses	405	322
Allowance for doubtful accounts	18	15
Deferred expenses (capital losses)	73	20
State income taxes	370	25
Other	(73)	(78)

Deferred tax assets—current	$1,521	$1,360

Deferred tax assets-net, long-term	2007	2006
Property and equipment	$510	$488
FAS 123R Expense	217	85
Basis in joint venture (CFT)	—	(341)
CFT impairment charge	—	898
Other	23	14

Deferred tax assets—long term	$750	$1,144

Reconciliation of deferred tax assets	2007	2006
Deferred tax assets—current	$1,521	$1,360
Deferred tax assets—long term	750	1,144

Total deferred tax asset	$2,271	$2,504

        The Company has adopted the position under APB 23 that earnings of its foreign subsidiaries will be permanently reinvested outside of the United States. As such, United States deferred taxes have not been provided for on these earnings.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EMPLOYEE BENEFIT PLAN (Continued)

        In 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the "Plan") for employees of the Company and its subsidiaries. This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company matches the first 4% of wages contributed by employees at a rate of $0.50 for every $1.00. The Company's matching contributions vest over four years based on years of service. The Company's contributions amounted to approximately $152,000, $137,000 and $58,000 in 2007, 2006 and 2005, respectively.

11. COMMITMENTS AND CONTINGENCIES

        The Company leases building space and certain equipment under operating leases. The Company's leases for office and manufacturing space contain rental escalation clauses and renewal options. Rental expense for the Company was $1.5 million, $1.1 million and $1.1 million for 2007, 2006 and 2005, respectively. As of December 31, 2007, future minimum lease payments for all operating leases are as follows (in thousands):

2008	$1,426
2009	1,395
2010	801
2011	535
2012	180
Thereafter	—

$4,337

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

12. SEGMENT INFORMATION

        The Company classifies its business into two segments based on products offered; Composite Products and Composite Materials. The Composite Products segment is primarily comprised of sales of graphite golf shafts and hockey sticks. The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics, film adhesives and the Company's 50% interest in CFT. The Company reported one segment in its Annual Report filed on Form 10-K for the year ended December 31, 2005. Historically, the Company's external sales of Composite Materials have not been significant; however, they have increased as a percentage of net sales in the last couple of years although never exceeding 10% of consolidated net sales prior to 2006. Composite Materials net sales was 15% and 12% of consolidated net sales for the twelve month periods ended December 31, 2007 and 2006, respectively, and the Company believes that this trend will continue for the foreseeable future. The Company evaluates performance based on profit or loss from operations. The Company does not evaluate inter-segment sales and has never tracked such sales. The Composite Materials segment produces the majority of its materials for the Composite Products segment. Certain SG&A costs and other shared support costs are recorded initially in the Composite Products segment and allocated for segment reporting.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION (Continued)

Segment Operating Results

	Twelve months ended December 31, 2007
	Composite Products	Composite Materials	Total
Revenues from external customers	$59,097	$10,049	$69,146
Operating income	$4,184	$3,525	$7,709
Income before income taxes	$4,666	$20,700	$25,366

	Twelve months ended December 31, 2006
	Composite Products	Composite Materials	Total
Revenues from external customers	$63,479	$8,891	$72,370
Operating income	$10,474	$3,078	$13,552
Income before income taxes	$12,686	$4,135	$16,821

	Twelve months ended December 31, 2005
	Composite Products	Composite Materials	Total
Revenues from external customers	$69,561	$7,417	$76,978
Operating income	$18,144	$1,725	$19,869
Income before income taxes	$18,680	$2,011	$20,691

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION (Continued)

Segment Long-Lived Assets

	As of December 31,
	2007	2006
Property, Plant and Equipment
Composite Products	$7,424	$5,082
Composite Materials(1)	$5,884	$3,712

Total Property, Plant and Equipment	$13,308	$8,794

Investment in Joint Venture
Composite Products	$—	$—
Composite Materials		$3,091

Total Investment in Joint Venture	$—	$3,091

Total Long-Lived Assets
Composite Products	$7,424	$5,082
Composite Materials	$5,884	$6,803

Total Long-Lived Assets	$13,308	$11,885

    Note
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

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION (Continued)

the United States or to Europe. The majority of the international sales are attributed to the Composite Products segment. Composite Materials international sales are immaterial.

(in thousands) 2007	Sales	Long-Lived Assets
United States	$45,739	$8,000
England	7,809	—
China	11,626	1,396
Canada	2,065	—
Australia	798	—
Mexico	1	387
Vietnam	354	3,525
Other Foreign Countries	754	—

Total	$69,146	$13,308

2006	Sales	Long-Lived Assets
United States	$51,928	$8,329
England	7,453	—
China	9,006	1,553
Canada	2,461	—
Australia	570	—
Mexico	—	482
Vietnam	—	1,521
Other Foreign Countries	952	—

Total	$72,370	$11,885

2005	Sales	Long-Lived Assets
United States	$59,523	$6,415
England	7,524	—
China	6,908	1,813
Canada	959	—
Australia	800	—
Mexico	—	237
Other Foreign Countries	1,264	—

Total	$76,978	$8,465

Information about Major Customers

        Historically, Aldila's principal customers have varied as a result of general market trends in the golf industry, in particular the prevailing popularity of the various clubs that contain Aldila's shafts. As a result, there typically are changes in the composition of the list of the Company's ten most significant customers from year to year. Due to the substantial marketplace success of their clubs in recent

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION (Continued)

periods, for the last several years the Company's largest customers have been Acushnet Company, Callaway Golf, and Ping.

Major Customers	2007	2006	2005
Acushnet Company	21%	17%	19%
Ping	18%	18%	19%
Callaway Golf	13%	15%	18%

13. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

        The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 2007 (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2007:
Net sales	$20,662	$17,615	$13,201	$17,668
Gross profit	7,190	5,932	3,405	3,438
Net income	2,695	1,661	687	10,910
Net income per common share—basic	$0.49	$0.30	$0.12	$2.11
Net income per common share—diluted	$0.48	$0.30	$0.12	$2.09
2006:
Net sales	$20,770	$17,397	$16,329	$17,874
Gross profit	9,668	6,186	4,113	4,316
Net income	4,342	2,685	2,861	1,348
Net income per common share—basic	$0.80	$0.48	$0.51	$0.24
Net income per common share—diluted	$0.78	$0.47	$0.51	$0.24

        Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year. The Company benefitted from a $16.3 million gain on the sale of its 50% owned joint venture, CFT, during the fourth quarter of 2007. The Company benefited from a $2.2 million pre-tax settlement of a class action lawsuit that it was a party to during the third quarter ended September 30, 2006.

        As disclosed in Note 16 of the Consolidated Financial Statements, the Company restated its Consolidated Balance Sheet as of December 31, 2006 and the Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005. Below are the effects of the restatements to as filed interim financial statements for the quarters ended March 31, 2007 through September 30, 2007.

Schedule of Consolidated Balance Sheets Line Item Reclassifications

	As of June 30, 2007
	As Reported	Reclassification	As Restated
Cash and cash equivalents	$19,361	$(16,700)	$2,661
Marketable securities	—	16,700	16,700

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. QUARTERLY RESULTS OF OPERATIONS (Unaudited) (Continued)

	As of March 31, 2007
	As Reported	Reclassification	As Restated
Cash and cash equivalents	$18,088	$(15,700)	$2,388
Marketable securities	—	15,700	15,700

Schedule of Consolidated Statements of Cash Flow Line Item Reclassifications

	For the nine month period ended September 30, 2007
	As Reported	Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Purchase of marketable securities	$(14,200)	$14,200	$—
Proceeds from the sale of marketable securities	25,500	(25,500)	—
Net cash provided by (used for) operating activities	20,729	(11,300)	9,429
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(14,200)	(14,200)
Proceeds from the sale of marketable securities	—	25,500	25,500
Net cash provided by (used for) investing activities	(4,784)	11,300	6,516
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used for financing activities	(2,797)	—	(2,797)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,148	—	13,148
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,882	—	3,882
CASH AND CASH EQUIVALENTS, END OF PERIOD	17,030	—	17,030

	For the six month period ended June 30, 2007
	As Reported	Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	10,139	—	10,139
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(14,200)	(14,200)
Proceeds from the sale of marketable securities	—	8,800	8,800
Net cash used for investing activities	(4,041)	(5,400)	(9,441)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used for financing activities	(1,919)	—	(1,919)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,179	(5,400)	(1,221)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,182	(11,300)	3,882
CASH AND CASH EQUIVALENTS, END OF PERIOD	19,361	(16,700)	2,661

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. QUARTERLY RESULTS OF OPERATIONS (Unaudited) (Continued)

	For the three month period ended March 31, 2007
	As Reported	Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	5,230	—	5,230
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(9,200)	(9,200)
Proceeds from the sale of marketable securities	—	4,800	4,800
Net cash used for investing activities	(2,341)	(4,400)	(6,741)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	17	—	17
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,906	(4,400)	(1,494)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,182	(11,300)	3,882
CASH AND CASH EQUIVALENTS, END OF PERIOD	18,088	(15,700)	2,388

14. RELATED PARTY TRANSACTIONS

        The dollar amount of transactions with related parties, primarily attributed to purchases of carbon fiber from CFT, was approximately $6.9 and $4.8 million for the years ended December 31, 2006 and 2005, respectively. Amounts owed to CFT as of December 31, 2006 was approximately $156,000.

15. SUBSEQUENT EVENTS

        On February 11, 2008, the Company announced a $5.00 special cash dividend payable on March 10, 2008 to shareholders of record on February 25, 2008. The Company anticipates spending $26.0 million to support this dividend payment. Concurrent with the special dividend announcement, the Company announced the signing of a credit facility with Key Bank. The $15.0 million credit facility is comprised of a $5.0 million term loan and a $10.0 million revolver. Payments of principal and interest are due monthly.

        Subsequent to year-end, the Company finalized the CFT sale. The initial payment from SGL was for $17.0 million and approximately $2.8 million in working capital for 50% of the working capital as of November 30, 2007, subject to a final audit of CFT. The transaction called for a settlement once CFT was audited and both parties were in agreement of the final audited working capital balance. As this was finalized subsequent to December 31, 2007, the Company returned approximately $327,000 to SGL based upon the final audited working capital balance as of November 30, 2007. The final purchase price for the Company's 50% interest in CFT, after the return of $327,000, was $19.5 million, comprised of $17.0 million purchase price and $2.5 million for 50% of the final working capital as of November 30, 2007.

16. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

        Subsequent to filing the Company's Form 10-K for the fiscal year ended December 31, 2006, the Company determined that its previously issued Consolidated Balance Sheets had marketable securities

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

identified and reported with cash and cash equivalents and as a result, the Consolidated Statements of Cash Flows did not reflect the purchases and sales activity of the marketable securities. The effects of the restatement on Consolidated Balance Sheets as of December 31, 2006, and Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 are reflected in the following tables:

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

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Aldila, Inc.

        We have audited the accompanying consolidated balance sheet of Aldila, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2007, included at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aldila, Inc. as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 9 of the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

        As discussed in Note 16 of the consolidated financial statements, the Company restated the consolidated balance sheets as of December 31, 2006 and 2005 and consolidated cash flows for the years ended December 31, 2006 and 2005.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aldila, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2008 expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aldila, Inc.
Poway, California

        We have audited the accompanying consolidated balance sheet of Aldila, Inc. and subsidiaries (the "Company," or "Aldila, Inc.") as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule listed in Item 15(a) 2 for the years ended December 31, 2006 and 2005. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aldila, Inc. as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information for the years ended December 31, 2006 and 2005 set forth therein.

        As discussed in Note 1 to the accompanying financial statements, the Company changed its method of accounting for stock-based compensation, effective January 1, 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

        As more fully explained in Note 16 to the accompanying financial statements, the Company has restated its consolidated balance sheets as of December 31, 2006 and 2005, and its consolidated statements of cash flows for the years ended December 31, 2006 and 2005.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
March 9, 2007 (except for Note 16 and the fifth paragraph of this report, as to which the date is March 28, 2008)

ALDILA INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2007, 2006 and 2005

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2005
Allowance for uncollectible accounts	$25,000	$2,000	$(9,000)	$18,000
Inventory Reserves	$961,000	$710,000	$(636,000)	$1,035,000
Warranty reserve	$176,000	$110,000	$(106,000)	$180,000
Year ended December 31, 2006
Allowance for uncollectible accounts	$18,000	$34,000	$(16,000)	$36,000
Inventory Reserves	$1,035,000	$811,000	$(476,000)	$1,370,000
Warranty reserve	$180,000	$96,000	$(119,000)	$157,000
Year ended December 31, 2007
Allowance for uncollectible accounts	$36,000	$32,000	$(27,000)	$41,000
Inventory Reserves	$1,370,000	$640,000	$(828,000)	$1,182,000
Warranty reserve	$157,000	$129,000	$(151,000)	$135,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALDILA, INC.
By:	/s/ PETER R. MATHEWSON Peter R. Mathewson Chairman of the Board, Chief Executive Officer

Signature	Title	Date

/s/ PETER R. MATHEWSON Peter R. Mathewson	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2008
/s/ ROBERT J. CIERZAN Robert J. Cierzan	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	March 28, 2008
/s/ MICHAEL J. SHELDON Michael J. Sheldon	Director	March 28, 2008
/s/ THOMAS A. BRAND Thomas A. Brand	Director	March 28, 2008
/s/ ANDREW M. LEITCH Andrew M. Leitch	Director	March 28, 2008
/s/ BRYANT R. RILEY Bryant R. Riley	Director	March 28, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Agreement of Purchase and Sale, dated as of December 14, 1991, by and among Aldila Acquisition Corp., Aldila, Inc. and all of the Shareholders of Aldila, Inc., as amended by the First Amendment dated January 9, 1992 by and among Aldila Acquisition Corp., Aldila, Inc. and all the Shareholders of Aldila, Inc. (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
3.1	Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-70010) and incorporated herein by reference).
3.2	Restated By-Laws of the Company. (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
4.1	Specimen form of Company's Common Stock Certificate. (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
* 10.1	1992 Stock Option Plan of the Company, as amended. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
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
10.11
Lease Agreement dated May 15, 1995 between the Company and Desarrollo Industrial de Tijuana, S.A. de C.V.(Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference).

10.12
Member Interest Purchase Agreement dated as of October 20, 1999 among SGL Carbon Fibers and Composites, Inc., SGL Technik GmbH, Aldila Materials Technology Corp. and the Company, including as Exhibit B the Amended and Restated Limited Liability Company Agreement of Carbon Fiber Technology LLC, dated October 29, 1999. (Filed as Exhibit 10.17 to the Company's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
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
10.16
1994 Stock Incentive Plan of the Company, as amended. (Filed as attachment A-1 in the Company's 2000 Proxy Statement and registered on the Company's Form S-8 (Registration No. 333-57754) and incorporated herein by reference).
10.17	Aldila, Inc. Audit Committee Charter included as Exhibit A in the Company's 2001 Proxy dated April 4, 2001 and incorporated herein by reference.
10.18	Aldila, Inc.'s Code of Business Conduct and Ethics adopted on December 31, 2002 (Filed as Exhibit 14.0 in the Company's Report on Form 10-K for the year ended December 31, 2003)
10.19
Lease Agreement dated October 19, 2006 between the Company and The Auerbach Family Trust of 1987 (filed as Exhibit 10.0 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference)
10.20
Membership Interest Purchase Agreement by and among SGL Carbon Fibers and Composites, Inc. a Nevada corporation, Aldila Material Technology Corp., a Delaware corporation, and Carbon Fiber Technology LLC, a Delaware limited liability company, dated as of November 27, 2007 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 6, 2007 and incorporated herein by reference)
10.21
Release by and among SGL Carbon Fibers and Composites, Inc., a Nevada corporation, Carbon Fiber Technology LLC, a Delaware limited liability company, Peter Mathewson, Bob Cierzan and Scott Bier, made and entered into as of November 30, 2007 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed December 6, 2007 and incorporated herein by reference)
10.22
Supply Agreement by and between Aldila Golf Company, a Delaware corporation, and Carbon Fiber Technology LLC, a Delaware limited liability company (certain confidential information has been removed pursuant to the Company's request for confidential treatment under SEC Rules 405 and 24b-2)
10.23
Form of Restricted Stock Award Agreement under the 1994 Stock Incentive Plan (as amended) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2006 and incorporated herein by reference).

10.24
Credit and Security Agreement between Company and Keybank National Association, dated February 8, 2008, including as Exhibit A the form of Revolving Credit Note from Company to Keybank National Association, and as Exhibit B the form of Term Note from Company to Keybank National Association
10.25	Guaranty of Payment by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008
10.26	Security Agreement by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008
10.27	Pledge Agreement by Company to Keybank National Association, dated February 8, 2008
10.28	Pledge Agreement by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008
10.29	Intellectual Property Security Agreement by Company to Keybank National Association, dated February 8, 2008
10.30	Intellectual Property Security Agreement by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008
10.31	1994 Aldila, Inc. Executive Bonus Plan, as amended January 29, 2008.
11.1	Statement re: Computation of Net Income (Loss) per Common Share.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Squar, Milner, Peterson, Miranda & Williamson, LLP
23.2	Consent of Independent Registered Public Accounting Firm—Mayer, Hoffman, McCann P.C.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Carbon Fiber Technology LLC audited balance sheet as of November 30, 2007 and the related statements of income, member's equity and cash flow for the period ended November 30, 2007
99.2
Carbon Fiber Technology LLC audited balance sheets as of December 31, 2005 and 2006, and the related statements of income, member's equity and cash flow for the years ended December 31, 2004, 2005 and 2006.

*
Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Aldila, Inc., The NASDAQ Composite Index And A Peer Group
  Item 6. Selected Financial Data
ALDILA, INC. SELECTED FINANCIAL DATA (In thousands, except per share amounts)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Management's Report on Internal Control Over Financial Reporting
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
ALDILA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ALDILA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
ALDILA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
ALDILA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ALDILA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ALDILA INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS For the years ended December 31, 2007, 2006 and 2005
SIGNATURES
EXHIBIT INDEX