Form 10-Q
period 2008-03-31
ALDILA INC
filed 2008-05-09
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Registrant’s website – www.aldila.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Common shares outstanding as of May 7, 2008 was — 5,155,347

ALDILA, INC.

Table of Contents

Form 10-Q for the Quarterly Period

Ended March 31, 2008

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,801	$29,529
Accounts receivable	8,281	8,684
Inventories	13,364	13,861
Deferred tax assets	1,542	1,521
Prepaid expenses and other current assets	471	578
Total current assets	31,459	54,173

PROPERTY, PLANT AND EQUIPMENT	13,435	13,308

DEFERRED TAXES	750	750

OTHER NON-CURRENT ASSETS	256	257

TOTAL ASSETS	$45,900	$68,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,223	$4,758
Dividends payable	773	—
Income taxes payable	130	4,266
Accrued expenses	2,048	2,564
Short term debt	4,000	—
Other current liability	137	137
Total current liabilities	11,311	11,725

LONG-TERM LIABILITIES:
Deferred rent	169	170
Long term debt	3,833	—
Other long-term liabilities	840	827
Total liabilities	16,153	12,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,155,347 shares as of March 31, 2008 and 5,154,235 shares as of December 31, 2007	52	51
Additional paid-in capital	43,774	43,702
(Accumulated deficit) retained earnings	(14,079)	12,013
Total stockholders’ equity	29,747	55,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,900	$68,488

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
NET SALES	$16,663	$20,662
COST OF SALES	12,104	13,472
Gross profit	4,559	7,190

SELLING, GENERAL AND ADMINISTRATIVE	4,033	3,372
Operating income	526	3,818

OTHER INCOME (EXPENSE):
Interest income	220	199
Interest expense	(39)	—
Other, net	40	43
Equity in earnings of joint venture	—	105

INCOME BEFORE INCOME TAXES	747	4,165
PROVISION FOR INCOME TAXES	289	1,470

NET INCOME	$458	$2,695

NET INCOME PER COMMON SHARE	$0.09	$0.49

NET INCOME PER COMMON SHARE, ASSUMING DILUTION	$0.09	$0.48

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,155	5,525

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,194	5,588

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three months ended
	March 31,
	2008	2007
		As Restated
		(Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$458	$2,695
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	452	376
Stock-based compensation	55	61
Loss on disposal of fixed assets	4	9
Undistributed income of joint venture, net	—	(104)
Changes in assets and liabilities:
Restricted cash	—	(183)
Accounts receivable	403	(1,024)
Inventories	497	1,014
Deferred tax assets	(21)	(23)
Prepaid expenses and other assets	103	120
Accounts payable	(535)	770
Accrued expenses	(516)	(131)
Income taxes payable/receivable	(4,135)	933
Other current liabilities	—	87
Deferred rent and other long-term liability	11	630
Net cash (used for) provided by operating activities	(3,224)	5,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(594)	(2,341)
Proceeds from sales of property, plant and equipment	16	—
Purchases of marketable securities	—	(9,200)
Proceeds from sales of marketable securities	—	4,800
Net cash used for investing activities	(578)	(6,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against line of credit	3,000	—
Borrowings against term loan	5,000	—
Payments for the term loan	(167)	—
Proceeds from issuance of common stock	18	17
Dividend payments	(25,777)	—
Net cash (used for) provided by financing activities	(17,926)	17

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,728)	(1,494)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,529	3,882
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,801	$2,388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes	$4,432	$23

NONCASH INVESTING AND FINANCING ACTIVITY:
Dividends declared	$773	$830

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.      Basis of Presentation

The consolidated balance sheet as of March 31, 2008 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2008 and 2007, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2007 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated financial statements and notes thereto included in the Company’s Annual Report and filed on Form 10-K with the Securities and Exchange Commission.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”) and FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”).  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  We have not yet determined the impact that the implementation of FAS 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate adoption to significantly impact our consolidated financial statements.  The adoption of FAS 159 did not have a material effect on the Company’s results of operations.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We have not yet determined what impact, if any, the adoption of FAS 161 will have on the Company’s consolidated financial statements.

2.      Restatement of Previously Issued Consolidated Financial Statements

The Company’s consolidated statement of cash flows for the three month period ended March 31, 2007 has been restated from the statement of cash flows that was originally included in the Company’s quarterly report filed on Form 10-Q for the period ended March 31, 2007.  The Company restated its quarterly information in Note 13 of the Company’s notes to consolidated financial statements included in the Company’s Annual Report and filed on form 10-K.  The restatement affected cash flows from investing activities and beginning and ending cash and cash equivalents presentation for the period ended March 31, 2007.

3.      Inventories

Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$9,417	$9,429
Work in process	858	918
Finished goods	3,089	3,514
Net inventories	$13,364	$13,861

Inventory reserves included in net inventories	$925	$1,182

4.      Property, Plant and Equipment

 Property, plant and equipment consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Machinery and equipment	$19,592	$17,632
Office furniture and equipment	1,931	1,924
Leasehold improvements	10,648	9,902
Building and land	2,837	2,837
Property and equipment not yet in service	883	3,130
Total gross fixed assets	35,891	35,425
Less: accumulated depreciation and Amortization	(22,456)	(22,117)
Property, plant and equipment	$13,435	$13,308

5.      Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Payroll and employee benefits	$1,552	$1,778
Warranty reserve (1)	123	135
Legal and professional fees	—	12
Due to SGL Carbon and Composites, Inc.	—	327
Other	373	312
	$2,048	$2,564

(1) Warranty reserve rollforward

	January 1, 2008	January 1, 2007
	through March 31,	through December 31,
	2008	2007
Beginning Balance	$135	$157
Settlement of Warranty	(17)	(151)
Adjustments to Warranty	5	129
Ending Balance	$123	$135

6.                   Debt

The Company entered into a Credit and Security Agreement (“Credit Facility”) with KeyBank National Association (“Key Bank”) effective February 8, 2008.  The Credit Facility is comprised of a Term Loan Commitment (“Term Loan”) of $5.0 million and a Maximum Revolving Amount (“Revolver”) of $10.0 million, for a total Credit Facility of $15.0 million.  The Credit Facility is for a term of 5 years, terminating on February 8, 2013.  The Company’s assets serve as collateral for the Credit Facility.  The interest rate of borrowing against the Credit Facility can be either at a Base Rate or Eurodollar Rate.  Base Rate is defined as a rate per annum equal to the greater of (a) the Prime Rate or (b) one-half of one percent (.50%) in excess of the Federal Funds Effective Rate.  Eurodollar Rate is a LIBOR rate plus 1.75%.  The Company must maintain certain Financial Covenants (“Covenants”) in accordance with the Credit Facility,  which are as follows; a Leverage Ratio which cannot exceed 2.0 to 1.0, a Fixed Charge Coverage Ratio not to be less than 1.2 to 1.0 and the Company must maintain a Minimum Cash Balance equal to or greater than $5.0 million.  As of March 31, 2008, the Company was in compliance with all Covenants.  The Credit Facility is filed as exhibit 10.24 in the Company’s Annual Report filed on Form 10-K.

Short term debt

	March 31, 2008	December 31, 2007
Revolving line of credit	$3,000	$—
Current portion of long term debt	1,000	—
Short term debt	4,000	—

Long term debt

	March 31, 2008	December 31, 2007
Term Loan	$4,833	$—
Less: current portion of long term debt	(1,000)	—
Long term debt	3,833	—
Total debt	$7,833	—

Revolver – The Company borrowed $3.0 million against the Revolver on March 31, 2008, with $1.5 million maturing on June 30, 2008 at an interest rate of 4.44% and $1.5 million maturing on September 30, 2008 at an interest rate of 4.38%.  The weighted average interest rate of the Company’s short term borrowings is 4.41%.  The Company must pay a .25% commitment fee for the average unused portion of the Revolver for any given period.

Term Loan – The Company borrowed $5.0 million during the quarter against the Term Loan.  The interest rate of the Term Loan is LIBOR plus 1.75% and adjusts each month.  As of March 31, 2008, the interest rate was 4.83%.  The Company must make monthly payments of $83,333 plus interest.

7.      Stockholders’ Equity

On February 11, 2008, the Company announced a $5.00 special cash dividend payable to shareholders of record on February 25, 2008. The special dividend may qualify as a change in capitalization in accordance with the 1994 Stock Option Plan, which would allow the Company to modify the exercise price of its outstanding options by the special dividend amount. The Company paid $25.8 million to shareholders during the period ended March 31, 2008.  The Company announced on March 18, 2008 a quarterly cash dividend of $0.15 per share which was paid on April 16, 2008 to shareholders of record as of April 2, 2008.

8.      Accounting for Stock-Based Compensation

On January 1, 2006 the Company adopted FAS No.123R (Revised 2004), “Share Based Payment,” (“FAS 123R”), using the modified prospective method.  In accordance with FAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period.  The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

There were no capitalized stock-based compensation costs as of March 31, 2008 and 2007, respectively. There were no equity award grants or modifications to stock options awards during the first quarter of 2008.  The Company recognizes stock-based compensation expense using the straight line attribution method.  The remaining unrecognized compensation cost related to unvested awards at March 31, 2008 was approximately $635,000; such expense will be recognized over a weighted average period of 2.0 years. This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company’s forfeiture rate.  The Company’s FAS123R expense was $55,000 and $61,000 for the three month periods ended March 31, 2008 and 2007, respectively.

Stock Option Activity

Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three month periods ended March 31, 2008 and 2007, respectively, are as follows (in thousands):

	Three month periods ended March 31,
	2008	2007
Proceeds from stock options exercised	$18	$17
Tax benefit related to stock options exercised	$—	$22
Intrinsic value of stock options exercised	$2	$64

The following table summarizes the stock option transactions during the three month period ended March 31, 2008:

			Weighted
			Average
		Weighted	Remaining
		average	Contractual	Aggregate
		exercise	Life	Intrinsic
	Shares	price	(in years)	Value
Options outstanding 1/1/2008	146,312	$14.27
Options granted	—	—
Options exercised	1,112	15.75
Options terminated	—	—
Options outstanding 03/31/2008	145,200	$14.25	6.7	$6.97
Options exercisable 03/31/2008	116,421	$12.79	6.2	$5.93

Restricted Stock Activity

Restricted stock awards were issued to employees under the Company’s Plan.  Restricted stock awards vest over three years and are subject to the employees’ continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period.    A summary of the status of and changes in restricted stock units granted under the Company’s Plan as of and during the three month period ended March 31, 2008 is presented below:

	March 31, 2008
		Weighted
		Average
		Fair
	Shares	Value
Restricted stock outstanding 1/1/2008	48,990	$16.43
Restricted stock awarded	—	—
Restricted stock vested	—	—
Restricted stock terminated	(1,483)	$16.41
Restricted stock outstanding 03/31/2008	47,507	$16.43

9.      Segment Reporting

The Company classifies its business into two segments based on products offered; Composite Products and Composite Materials.  The Composite Products segment is primarily comprised of sales of graphite golf shafts for the 2008 period and sales of graphite golf shafts and hockey sticks for the 2007 period.  The Company discontinued its hockey product line during the second quarter of 2007.  The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics, film adhesives and the Company’s 50% interest in Carbon Fiber Technology LLC (“CFT”).  The Company sold its 50% interest in CFT to its joint venture partner during the fourth quarter ended December 31, 2007. As such, the Composite Materials numbers reported for 2008 does not reflect the benefit of owning CFT.  The Company evaluates performance based on profit or loss from operations.  The Company does not evaluate inter-segment sales and historically has not tracked such sales.  The Composite Materials segment produces the majority of its materials for the Composite Products segment.  Certain SG&A costs and other shared support costs are recorded initially in the Composite Products segment and allocated for segment reporting.  Segment long-lived assets are comprised of property, plant and equipment.  The long-lived assets of the Composite Materials segment also support the Composite Products segment as the Composite Materials segment manufactures the majority of the raw material prepreg consumed by the Composite Products segment.

Segment Operating Results

	Three month period ended March 31, 2008
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$14,117	$2,546	$16,663
Operating income	$140	$386	$526
Income before income taxes	$200	$547	$747

	Three month period ended March 31, 2007
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$17,830	$2,832	$20,662
Operating income	$2,539	$1,279	$3,818
Income before income taxes	$2,700	$1,465	$4,165

Segment Long-Lived Assets

	As of	As of
	March 31,	December 31,
	2008	2007

Composite Products	$7,493	$7,424
Composite Materials	5,942	5,884
Total Long-Lived Assets	$13,435	$13,308

10.       Income Taxes

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

 If the Company were to recognize these tax benefits, it would favorably affect the annual effective income tax rate.  Prior to the adoption of FIN 48, the Company had recorded its liability for unrecognized tax benefits in its income taxes payable/receivable line item on the face of the Company’s balance sheet.  In accordance with FIN 48, the unrecognized tax benefits that do not relate to temporary differences should be classified as either a current or non-current liability.  As such, the Company has recorded an other current liability of $137,000 and an other long term liability of $827,000 as of December 31, 2007.  There have been no material changes to these amounts during the first quarter ended March 31, 2008.  As of March 31, 2008, such amounts were $137,000 and $840,000, respectively.

The Company’s practice is to recognize interest related to income tax matters in income tax expense.  During the three months ended March 31, 2008, the Company recognized approximately $13,000 of additional interest associated with uncertain tax positions.  As of March 31, 2008 and December 31, 2007, the Company had approximately $86,000 and $73,000, respectively, accrued for interest.

Item 2.                         Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations.  The Company is disclosing segment information for two segments.    Composite Products is comprised of sales of golf shafts, hockey sticks and other composite products. The Company discontinued the sale of hockey sticks as of the second quarter ended June 30, 2007, as such; there are no sales of hockey sticks reflected in the Composite Products sales for 2008.  Composite Materials is comprised of external sales of prepreg products in the forms of uni-tapes, fabrics and film adhesives along with contributions from its interest in Carbon Fiber Technology LLC (“CFT”).  The Company sold its interest in CFT during the fourth quarter ended December 31, 2007 to its joint venture partner.  As such, the Composite Materials numbers reported for 2008 do not reflect the benefit from owning CFT.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2007 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the three months ended March 31, 2008, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates previously made that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

Composite Products

The Composite Products segment is mainly comprised of graphite golf shafts and, to a lesser extent, hockey sticks, (see discussion below regarding the Company’s decision to exit the hockey business).  The graphite shaft market consists of customized OEM production shafts, both premium and value and Aldila branded and co-branded shafts.  The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and to distributors.  In 2003, the Company re-emerged as an innovator in the branded segment of the business, in which shafts tend to sell at higher prices and have higher gross margins than the customized OEM production shafts sold to club manufacturers.  The Company’s recent branded shaft offerings are as follows:

Branded Shaft Offerings

•                  Aldila NV® and NV® Line extensions.

•                  Introduced in 2003, featuring the Company’s exclusive Micro Laminate Technology®.

•                  Has had numerous Tour victories

•                  The Company introduced NV® line extensions in 2004, including the NVS™, NV ProtoPype®, Pink NV®, NV® Irons and NV® Hybrid shafts.

•                  The Aldila NV® can be considered one of the most successful shaft introductions ever.

•                  VS ProtoTM and the VS ProtoTM Hybrid

•                  Introduced and began shipping in 2006

•                  High performance shaft featuring carbon nanotubes as well as aerospace carbon fibers and the Company’s exclusive high performance resin systems.

•                  Used by the winner of the 2006 U.S. Open.

•                  DVS and DVS Hybrid

•                  Introduced late in the fourth quarter 2007.

•                  Features carbon nanotubes and an innovative tip design for extra kick at impact - with optimum launch.

•                  Used by Aldila advisory staff member, Paula Creamer, for 2 LPGA wins to date in 2008.

•                  Voodoo (soon to be released)

•                  Introduced on Tour only.

•                  Becoming one of the most popular shafts on the PGA Tour.

•                  Already used to win 4 events since its introduction.

•                  Projected to begin production during the fourth quarter of 2008.

Hybrid shafts are included in branded shafts.  The Company’s branded hybrid shafts have been the most popular hybrid shafts on Tour for the last several years, often times outpacing the nearest competitor at a two to one margin.  The Company’s success in Branded Shafts have led to tremendous success on Tour over the past several years.

Tour Play

•                  2006 Tour Play

•                  PGA, LPGA and Nationwide Tour professionals using Aldila shafts won a total of 32 Tour events.

•                  2007 Tour Play

•                  Tour professionals using Aldila shafts won 19 events on the PGA Tour and nearly fifty percent of all the events on  the Nationwide Tour.

•                  Aldila shafts were also the most popular shafts for woods and hybrid clubs at every Major Championship on the PGA Tour.

•                  Aldila shafts were used by the winner of the Masters and the U.S. Open as well as the winner of the World Golf Championship-Accenture Match Play Championship.

•                  Aldila advisory staff member, Paula Creamer, won the SBS Open and led the U.S. Women’s team to victory in the Solheim Cup playing her Pink NV® woods.

•                  Aldila was also the shaft of choice for the majority of players in both woods and hybrids at the 2007 PGA Club Professional Championship.

•                  At the 2007 U.S. Men’s Amateur, Aldila was the leading shaft choice for hybrids.

•                  During the U.S. Public Links Championship, Aldila was the most popular wood and hybrid shaft.

•                  Aldila was also the leading shaft at the NCAA Division 1 Men’s Championship in both woods and hybrids and the leading driver shaft at the NCAA Women’s Championship.

•                  Aldila shafts were included on the Golf Digest Hot List and won Golf Tips Magazine’s Technology Award.

•                  2008 Tour Play

•                  Aldila has enjoyed a great start to the 2008 Tour season.

•                  On the PGA Tour, players using Aldila shafts have won 6 events including the World Golf Championship-CA Championship and the Verizon Heritage by Aldila advisory staff member, Boo Weekley.

•                  Players using Aldila shafts have also won 2 events on the Nationwide Tour and 6 events on the Champions Tour.

•                  On the LPGA Tour we have won every event but 2 and Paula Creamer, an Aldila advisory staff member, has won twice including last weeks SemGroup Championship.

Our entire high performance line has done well with Tour players winning using our NV®, VS Proto™, DVS™, MOI Proto and Voodoo shafts.

Competition

The Company tries to maintain a broad customer base in both the OEM production shaft and branded shaft market segments and competes aggressively with foreign-based shaft manufacturers for OEM production shafts and branded shafts.  However, the Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers.  In 2007, net sales to Acushnet Company, Ping and Callaway Golf, represented 21%, 18% and 13% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2008.

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

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The competition on OEM production stock offerings was very tough, often times price being the most critical factor. This had the effect of reducing the Company’s average selling prices during the 1990s.  Customers shifted away from branded shafts to customized OEM production shafts. As the Company re-emerged in 2003 in the branded shaft segment, the Company was able to achieve higher average selling prices.  In late 2004, the Company began to offer its OEM customers co-branded shafts for their stock offerings.  The introduction of co-branded shafts and the continued success in the branded segment had the effect of increasing the Company’s net sales and average selling prices over prior years.  The competition in the branded segment of the business has increased as there are a lot of good branded shafts in the marketplace, with the Company’s considered amongst the best.  The Company’s average selling price decreased by approximately 13% for March 31, 2008 as compared to March 31, 2007.  The majority of this is attributed to less branded shafts in the Company’s mix of shafts.  As the Company’s branded and co-branded shafts typically sell at higher selling prices than OEM production shafts, a significant change in product mix in any one period will have the effect of increasing or decreasing the average selling price of shafts sold.  In addition, increases in carbon fiber prices passed on to its customers could also have the effect of increasing average selling prices in the future.

The Company’s response to the pricing pressure it faced during the 1990’s, and continues to face, has been to vertically integrate, reduce its cost structure and to focus on continued penetration of the branded and co-branded shaft segments.  The vertical integration began in 1994 when the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  See Composite Materials.  In addition to the Company’s efforts to reduce its costs through vertical integration, the Company also reduced its cost structure by shifting more of its shaft production to lower cost labor markets, such as Mexico, China and in 2007, Vietnam.

In addition to golf shafts, the Company also manufactured hockey sticks for one customer.  The Company began manufacturing and selling hockey sticks in 2002.  The Company had not seen a significant increase in sales of hockey sticks and was not satisfied with the status of its hockey business during the current year and discontinued this product line in the second quarter of 2007.

Composite Materials

The Composite Materials segment is comprised of external sales of prepreg, film adhesives, fabrics and other materials and the contribution provided by the Company’s 50% owned interest in CFT.  The Company sold its 50% interest in CFT to its joint venture partner on November 30, 2007.  As such, the Composite Materials segment will not benefit from future contributions from CFT.  The Company historically has not tracked inter-segment sales and has always looked at the contribution provided by Composite Materials based upon the external sales of materials.  The Company records all shared costs to Composite Products and allocates certain costs for segment reporting, such as shipping, purchasing and other administrative costs based upon the net revenues of each segment.  Costs that are specific to one segment are charged directly to the respective segment.

The Company began to manufacture composite materials in 1994.  Initially, the prepreg produced was mainly consumed by the Composite Products segment.  The Company’s external sales of prepreg and other materials have increased over the past several years.  Sales of prepreg as a percentage of net sales were 15% for the three month period ended March 31, 2008 (“2008 Period”) versus 14% for the three month period ended March 31, 2007 (“2007 Period”).   The Company has spent a significant amount of money over the past several years to increase the capacity of its prepreg operations in support of its external sales of prepreg and Composite Products operations.  Over the last several years, the Company has put in place two prepreg production lines, a second resin filmer and just completed the installation of a wide prepreg tape line during the first quarter of 2008.  The prepreg lines add to the Company’s capacity of prepreg to support both the Composite Materials and Composite Products segments.  The additional resin filmer will support the Company’s wide tape line and provide protection as the Company had previously only one resin filmer.  In addition, the wide tape line will allow the Company to enter some markets it has previously not been able to get into.

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

In addition to vertical integration through prepreg, in 1998 the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber , which is a significant raw material used in the prepreg production process.  On October 29, 1999, SGL Carbon Fibers and Composites, Inc. (“SGL”) purchased a 50% interest in the Company’s carbon fiber manufacturing operation.  On November 30, 2007, SGL purchased the remaining 50% of CFT from the Company.  As part of the sale, the Company signed a five year supply agreement with CFT, which allows but does not require the Company to purchase up to 900,000 pounds of carbon fiber in year 1 and 996,000 pounds of carbon fiber in years 2-5.

Results of Operations

First Quarter 2008 Compared to First Quarter 2007

Net Sales

	As of March 31,
	2008	2007	Chg	% Chg
Composite Products	$14,117	$17,830	$(3,713)	(21)%
Composite Materials	2,546	2,832	(286)	(10)%
Total Net Sales	$16,663	$20,662	$(3,999)	(19)%

Net sales decreased by $4.0 million, or 19%, for the 2008 Period as compared to the 2007 Period.  The decrease in sales was attributed to decreases in Composite Product and Composite Materials sales.  The decrease in the Composite Product sales of $3.7 million, is mainly attributed to a change in product mix in 2008 as compared to 2007 and to a lesser extent a 6% decrease in shaft unit sales.  The Company’s average selling price of golf shaft sales decreased by 13% in the 2008 Period as compared to the 2007 Period.  There were decreases in sales of branded and co-branded products, which were partially offset by an increase in sales of OEM products.  A weak economy and decreased industry retail sales compared to last year impacted our sales.  Our customers appear to be taking a cautious approach to 2008.  While we are disappointed with our sales we believe we are well positioned for the back half of the year as new programs that we will participate in should begin production during the late third quarter and should be in full production during the fourth quarter.  Branded golf and co-branded shaft sales decreased to 32% of Composite Products sales for the 2008 Period as compared to 51% for the 2007 Period.  In addition, the 2007 Period benefited from $572,000 of hockey stick sales as compared to zero for the 2008 Period.  Composite Materials sales decreased by $286,000, or a 10% decrease.  Composite Materials have increased to approximately 15% of the Company’s consolidated net revenues.  This quarter represents the first negative quarterly comparison since we began focusing on the expansion in this segment of our business.  We believe this to be temporary and our investments made in terms of capacity and personnel will resume their momentum in this segment later in the year if economic factors improve for our customer base.  The Company completed the installation of its wide tape line during the 2008 Period.  The Company believes the addition of this wide line will help the Company enter markets that it has been unable to participate in.

Gross Profit

	As of March 31,
	2008	2007	Chg	% Chg
Composite Products	$3,849	$5,691	$(1,842)	(32)%
Composite Materials	710	1,499	(789)	(53)%
Total Gross Profit	$4,559	$7,190	$(2,631)	(37)%

Total gross profit decreased by approximately $2.6 million, or 37% in 2008 Period as compared to the 2007 Period.  The decrease in Composite Products gross profit was mainly attributed to the decrease in branded and co-branded sales in the 2008 Period as compared to 2007 Period.  Branded and co-branded shafts typically sell at higher selling prices and contribute more to gross profit.  Composite Products gross margin decreased to 27% for the 2008 Period as compared to 32% for the 2007 Period.  The Company’s Vietnam factory is ramping up and many of the Company’s customers have toured this facility and have come away impressed.  The Company plans to continue to move more of its manufacturing to Vietnam, which should help to offset the rising costs in China and improve the Company’s gross profit in the future.  There were no significant changes in inventory reserves during the 2008 or 2007 Period.  The Composite Materials gross profit decreased by approximately $789,000, or 53%, in 2008 Period as compared to the 2007 Period.  The decrease was mainly attributed to a decrease in contribution provided by the operations of CFT.  The Company sold its remaining 50% interest in CFT to its joint venture partner during the fourth quarter of 2007, as such the Composite Materials segment did not benefit from CFT during the 2008 Period.

Operating Income

	As of March 31,
	2008	2007	Chg	% Chg
Gross profit	$4,559	$7,190	$(2,631)	(37)%

Selling, General & Administrative (“SG&A) Expense
Composite Products	3,709	3,152	557	18%
Composite Materials	324	220	104	47%
Total SG&A	4,033	3,372	661	20%

Operating Income
Composite Products	140	2,539	(2,399)	(94)%
Composite Materials	386	1,279	(893)	(70)%
Operating Income	$526	$3,818	$(3,292)	(86)%
Operating Margin	3%	18%	(15)%

Operating income decreased by approximately $3.3 million, or 86%, in the 2008 Period as compared to the 2007 Period.  The decrease was mainly attributed to a decrease in gross profit $2.6 million and an increase in SG&A of $661,000.  SG&A increased as a percentage of revenues to 24% in the 2008 Period as compared to 16% for the 2007 Period.  SG&A expenses were higher in the current quarter, which was primarily driven by front-loaded marketing programs and increases in selling expenses.  The Company anticipates that its marketing expenses will be relatively flat for the year ended December 31, 2008 as compared to the same period in 2007.  The increase in sales expenses is attributed to increase in sales efforts to support both the Composite Products and Composite Materials segments.  In addition, the Company incurred increased legal costs of approximately $81,000 related to the establishment of a credit facility with KeyBank National Association (“Key Bank”), professional fees of approximately $104,000 in relation to the restatement of the Company’s previously issued financial statements, and lastly, increased stock based compensation expense.  The Company anticipates that stock-based compensation expense will increase in the future to the extent that the Company’s Board of Directors approves additional grants of equity awards to employees and officers of the Company.  In addition, each May there is an automatic grant of options to the external directors of the Company.

Other Income

	As of March 31,
	2008	2007	Chg	% Chg

Operating income	$526	$3,818	$(3,292)	(86)%

Interest income	220	199	21	11%
Interest expense	(39)	—	39	100%
Other, net	40	43	(3)	(7)%
Equity in earnings of joint venture	—	105	(105)	(100)%
Total other income	221	347	(126)	(36)%
Income before income taxes	$747	$4,165	$(3,418)	(82)%

Other Income decreased by approximately $126,000, or 36%, for the 2008 Period as compared to the 2007 Period.  The majority of the decrease was attributed to the benefit from CFT.  The Company did not benefit from equity in earnings from CFT during the 2008 Period as the Company no longer owns 50% of CFT.

Income Taxes

	As of March 31,
	2008	2007	Chg	% Chg
Income before income taxes	$747	$4,165	$(3,418)	(82)%
Provision for income taxes	289	1,470	(1,181)	(80)%
Net income	$458	$2,695	$(2,237)	(83)%
Effective tax rate	39%	35%	4%
Profit margin	3%	13%	(10)%

The Company recorded a provision for income taxes in the amount of $289,000 in the 2008 Period as compared to $1.5 million for the 2007 Period.  The Company’s effective tax rate was 39% for the 2008 Period as compared to 35% for the 2007 Period. The Company records its provision for income taxes in interim periods based upon it estimated annual effective rate.  The Company’s effective rate for the year ended 2007 was 37% and as such, the Company is utilizing 37% to record its provision for income taxes in the interim periods in the current year.  The Company also records interest expense for its unrecognized tax benefits in the provision for income taxes.  The amount of expense for the 2008 Period and 2007 Period was approximately $13,000; however it had a larger effect on the Company’s effective rate for the 2008 Period as compared to the 2007 Period.  The interest expense recorded in the provision represented approximately 2% of the Company’s effective rate for the 2008 Period as compared to less than 1% for the 2007 Period.  The Company estimates that its effective tax rate going forward will be between 35% and 38%.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) decreased by approximately $21.7 million as of March 31, 2008 as compared to December 31, 2007.  The decrease in cash was mainly attributed to dividend payments of $25.8 million, capital spending of approximately $594,000 and income tax payments of $4.4 million, which was partially offset by borrowings of $8.0 million under the Company’s credit facility with Key Bank.  The Company entered into the credit facility with Key Bank on February 8, 2008.  See note 6 to the consolidated financial statements.

The Company used approximately $594,000 for capital expenditures during the 2008 Period as compared to $2.3 million during the 2007 Period.  The majority of the capital expenditures in 2008 were attributed to the final installation of the wide tape line.  The Company has spent approximately $244,000 in support of Composite Materials, which is attributed to the aforementioned final installation of the wide tape line.  In addition, the Company has spent approximately $350,000 in support of Composite Products, mainly attributed to various equipment in support of shaft manufacturing.  Management anticipates capital expenditures will approximate between $2.0 million and $3.0 million for 2008.

The Company declared and paid a special $5.00 cash dividend to shareholders during the 2008 Period.  The dividend payments to shareholders in support of the special dividend totaled $25.8 million.  In addition to the special dividend, the Company declared a $0.15 per share quarterly dividend during the 2008 Period and subsequently paid the dividend in April of 2008.  The Company’s dividend policy is reviewed quarterly during the Company’s Board of Directors meetings and subject to board approval.  The Company borrowed $8.0 million from Key Bank during the 2008 Period to help support the special dividend paid.  The borrowing is comprised of a term loan and a revolving line of credit.  The Company borrowed $5.0 million against the term loan, which is payable over a five year period.  The Company makes monthly principal payments of $83,333 plus interest to Key Bank against the term loan.  The Company borrowed $3.0 million against the revolving line of credit during the 2008 Period, which is to be paid back in 2008.

We believe that our cash from operating activities will be adequate to meet our anticipated requirements for working capital, capital expenditures, debt service and the payment of future dividends, if granted by the Company’s Board of Directors.  There can be no assurance, however, that our business will continue to generate cash flows at current levels.  If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, reduce capital expenditures or obtain additional financing and there is no assurance we will be able to do so on a timely basis or on satisfactory terms.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”) and FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”).  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  We have not yet determined the impact that the implementation of FAS 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate adoption to significantly impact our consolidated financial statements.  The adoption of FAS 159 did not have a material effect on the Company’s results of operations.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We have not yet determined what impact, if any, the adoption of FAS 161 will have on the Company’s consolidated financial statements.

Seasonality

Because the Company’s customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal retail selling season for golf equipment, the Company’s operating results have been affected by seasonal demand for golf clubs, which has generally resulted in the Company’s highest sales occurring in the first and second quarter. The timing of customers’ new product introductions has frequently mitigated the impact of seasonality in recent years.

Backlog

As of March 31, 2008, the Company had a sales backlog of approximately $9.9 million compared to approximately $9.5 million as of March 31, 2007.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

The Company’s Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Risk Factors” in Part I, Item 1A of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K.  The forward-looking statements in this 10-Q are particularly subject to the risks that:

•                  our NV® and VS Proto™ shaft lines and their success may not continue to attract new customer accounts;

•                  our product offerings, including the NV®, VS Proto™ and DVS™ shaft lines and product offerings outside the golf industry, will not achieve or maintain success with consumers or OEM customers;

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

•                  the Company will not be able to acquire adequate supplies of carbon fiber at reasonable market prices;

•                  acts of terrorism, natural disasters, or disease pandemics interfere with our manufacturing operations or our ability to ship our finished products.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information that was disclosed in the Company’s Annual Report for the period ended December 31, 2007 filed on Form 10-K.

Item 4.       Controls and Procedures

(a)   As of the end of the period covered by this report, Aldila management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2008 such disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Aldila required to be included in Aldila’s periodic filings under the Exchange Act.

(b)   There have been no material changes in the Company’s internal controls over financial reporting, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 1A.	Risk Factors
There have been no material changes from risk factors as previously disclosed in the Company’s Form 10K for the year ended December 31, 2007.

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

Dated:	ALDILA, INC.

May 9, 2008	/s/ Robert J. Cierzan
Robert J. Cierzan
Signing both in his capacity as
Vice President, Finance and as Chief Accounting
Officer of the Registrant