Form 10-Q
period 2008-06-30
ALDILA INC
filed 2008-08-08
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Common shares outstanding as of August 8, 2008 was — 5,155,347

ALDILA, INC.

Form 10-Q for the Quarterly Period

Ended June 30, 2008

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,398	$29,529
Accounts receivable	5,733	8,684
Income taxes receivable	490	—
Inventories	13,768	13,861
Deferred tax assets	1,560	1,521
Prepaid expenses and other current assets	641	578
Total current assets	30,590	54,173

PROPERTY, PLANT AND EQUIPMENT	13,370	13,308

DEFERRED TAXES	750	750

OTHER NON-CURRENT ASSETS	256	257

TOTAL ASSETS	$44,966	$68,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,544	$4,758
Income taxes payable	—	4,266
Accrued expenses	2,185	2,564
Short term debt	4,000	—
Other current liability	137	137
Total current liabilities	11,866	11,725

LONG-TERM LIABILITIES:
Deferred rent	165	170
Long term debt	3,583	—
Other long-term liabilities	852	827
Total liabilities	16,466	12,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,155,347 shares as of June 30, 2008 and 5,154,235 shares as of December 31, 2007	52	51
Additional paid-in capital	43,823	43,702
(Accumulated deficit) retained earnings	(15,375)	12,013
Total stockholders’ equity	28,500	55,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,966	$68,488

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

NET SALES	$13,644	$17,615	$30,307	$38,277
COST OF SALES	11,027	11,683	23,131	25,155
Gross profit	2,617	5,932	7,176	13,122

SELLING, GENERAL AND ADMINISTRATIVE	3,392	3,656	7,425	7,028
Operating (loss) income	(775)	2,276	(249)	6,094

OTHER INCOME (EXPENSE):
Interest income	42	250	262	449
Interest expense	(91)	—	(130)	—
Other, net	18	(32)	58	11
Equity in earnings of joint venture	—	85	—	190

(LOSS) INCOME BEFORE INCOME TAXES	(806)	2,579	(59)	6,744
(BENEFIT) PROVISION FOR INCOME TAXES	(283)	918	6	2,388

NET (LOSS) INCOME	$(523)	$1,661	$(65)	$4,356

NET (LOSS) INCOME PER COMMON SHARE	$(0.10)	$0.30	$(0.01)	$0.79

NET (LOSS) INCOME PER COMMON SHARE, ASSUMING DILUTION	$(0.10)	$0.30	$(0.01)	$0.78

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,155	5,522	5,155	5,523

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,190	5,575	5,192	5,586

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six months ended
	June 30,
	2008	2007
		As Restated
		(Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(65)	$4,356
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	918	772
Stock-based compensation	104	124
Loss on disposal of fixed assets	8	65
Undistributed income of joint venture, net	—	(204)
Changes in assets and liabilities:
Restricted cash	—	58
Accounts receivable	2,951	1,219
Inventories	93	(640)
Deferred tax assets	(39)	(43)
Prepaid expenses and other assets	(72)	165
Accounts payable	786	1,788
Accrued expenses	(379)	386
Income taxes payable/receivable	(4,755)	1,241
Other current liabilities	—	87
Deferred rent and other long-term liability	19	765
Net cash (used for) provided by operating activities	(431)	10,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(995)	(4,364)
Proceeds from sales of property, plant and equipment	17	37
Purchases of marketable securities	—	(14,200)
Proceeds from sales of marketable securities	—	8,800
Distribution from joint venture	—	286
Net cash used for investing activities	(978)	(9,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against term loan	5,000	—
Payments for the term loan	(417)	—
Borrowings against line of credit	3,000	—
Repurchases of common stock	—	(298)
Proceeds from issuance of common stock	18	36
Dividend payments	(27,323)	(1,657)
Net cash used for financing activities	(19,722)	(1,919)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,131)	(1,221)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,529	3,882
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,398	$2,661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes	$4,775	$640

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.             Basis of Presentation

The consolidated balance sheet as of June 30, 2008 and the consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 and the consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2007 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated financial statements and notes thereto included in the Company’s Annual Report and filed on Form 10-K with the Securities and Exchange Commission.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”) and FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”).  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  We have not yet determined the impact that the implementation of FAS 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption to significantly impact our consolidated financial statements.  The adoption of FAS 159 did not have a material effect on the Company’s results of operations.

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

2.             Restatement of Previously Issued Consolidated Financial Statements

The Company’s consolidated statement of cash flows for the six month period ended June 30, 2007 has been restated from the statement of cash flows that was originally included in the Company’s quarterly report filed on Form 10-Q for the period ended June 30, 2007.  The Company restated its quarterly information in Note 13 of the Company’s notes to consolidated financial statements included in the Company’s Annual Report and filed on Form 10-K.  The restatement affected cash flows from investing activities and beginning and ending cash and cash equivalents presentation for the period ended June 30, 2007.

3.             Inventories

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$9,365	$9,429
Work in process	977	918
Finished goods	3,426	3,514
Net inventories	$13,768	$13,861

Inventory reserves included in net inventories	$1,019	$1,182

4.             Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Machinery and equipment	$20,066	$17,632
Office furniture and equipment	1,959	1,924
Leasehold improvements	10,666	9,902
Building and land	2,838	2,837
Property and equipment not yet in service	693	3,130
Total gross fixed assets	36,222	35,425
Less: accumulated depreciation and Amortization	(22,852)	(22,117)
Property, plant and equipment	$13,370	$13,308

5.             Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Payroll and employee benefits	$1,834	$1,778
Warranty reserve (1)	113	135
Legal and professional fees	—	12
Due to SGL Carbon and Composites, Inc.	—	327
Other	238	312
	$2,185	$2,564

(1) Warranty reserve rollforward

	January 1, 2008	January 1, 2007
	through June 30,	through December 31,
	2008	2007
Beginning Balance	$135	$157
Settlement of Warranty	(59)	(151)
Adjustments to Warranty	37	129
Ending Balance	$113	$135

6.                                      Debt

The Company entered into a Credit and Security Agreement (“Credit Facility”) with KeyBank National Association (“Key Bank”) effective February 8, 2008.  The Credit Facility is comprised of a Term Loan Commitment (“Term Loan”) of $5.0 million and a Maximum Revolving Amount (“Revolver”) of $10.0 million, for a total Credit Facility of $15.0 million.  The Credit Facility is for a term of 5 years, terminating on February 8, 2013.  The Company’s assets serve as collateral for the Credit Facility.  The interest rate of borrowing against the Credit Facility can be either at a Base Rate or Eurodollar Rate.  Base Rate is defined as a rate per annum equal to the greater of (a) the Prime Rate or (b) one-half of one percent (.50%) in excess of the Federal Funds Effective Rate.  Eurodollar Rate is a LIBOR rate plus 1.75%.  The Company must maintain certain Financial Covenants (“Covenants”) in accordance with the Credit Facility, which are as follows; a Leverage Ratio which cannot exceed 2.0 to 1.0, a Fixed Charge Coverage Ratio not to be less than 1.2 to 1.0 and the Company must maintain a Minimum Cash Balance equal to or greater than $5.0 million.  As of June 30, 2008, the Company was in compliance with all Covenants.  The Credit Facility is filed as exhibit 10.24 in the Company’s 2007 Annual Report filed on Form 10-K.

Short term debt

	June 30, 2008	December 31, 2007
Revolving line of credit	$3,000	$—
Current portion of long term debt	1,000	—
Short term debt	4,000	—

Long term debt

	June 30, 2008	December 31, 2007
Term Loan	$4,583	$—
Less: current portion of long term debt	(1,000)	—
Long term debt	3,583	—
Total debt	$7,583	—

Revolver – The Company has borrowed $3.0 million against the Revolver as of June 30, 2008, with $1.5 million maturing on July 31, 2008 at an interest rate of 4.23% and $1.5 million maturing on September 1, 2008 at an interest rate of 4.32%.   The weighted average interest rate of the Company’s short term borrowings is 4.28%.  The Company must pay a .25% commitment fee for the average unused portion of the Revolver for any given period.  On July 31, 2008, the Company paid the $1.5 million which matured.   As of August 1, 2008 the Company has a remaining $1.5 million outstanding against the revolver.

Term Loan – The Company borrowed $5.0 million during the first quarter of 2008 against the Term Loan.  The interest rate of the Term Loan is LIBOR plus 1.75% and adjusts each month.  As of June 30, 2008, the interest rate was 4.20%.  The Company must make monthly payments of $83,333 plus interest.  The Company has paid $417,000 against the Term Loan in 2008.

7.             Stockholders’ Equity

On February 11, 2008, the Company announced a $5.00 special cash dividend payable to shareholders of record on February 25, 2008. The special dividend may qualify as a change in capitalization in accordance with the 1994 Stock Option Plan, which would allow the Company to modify the exercise price of its outstanding options by the special dividend amount. The Company is yet to determine the final resolution on this matter with assistance of legal counsel. The Company paid $25.8 million to shareholders during the first quarter period ended March 31, 2008.  The Company also paid two $0.15 quarterly dividends per share during the six month period ended June 30, 2008.

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

There were no capitalized stock-based compensation costs as of June 30, 2008 and 2007, respectively. The Company granted 10,002 non-qualified stock options to its Board of Directors in accordance with the Company’s stock option plan on May 30, 2008.  There were no equity award grants to employees or modifications to any stock options during the period ended June 30, 2008.  The Company recognizes stock-based compensation expense using the straight line attribution method.  The remaining unrecognized compensation cost related to unvested awards at June 30, 2008 was approximately $597,000; such expense will be recognized over a weighted average period of 1.8 years. This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company’s forfeiture rate.  The Company’s FAS123R expense was $104,000 and $124,000 for the six month periods ended June 30, 2008 and 2007, respectively.

Stock Option Activity

Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three month periods ended June 30, 2008 and 2007, respectively, are as follows (in thousands):

	Three month periods ended June 30,
	2008	2007
Proceeds from stock options exercised	$—	$19
Tax benefit related to stock options exercised	$—	$—
Intrinsic value of stock options exercised	$—	$5

	Six month periods ended June 30,
	2008	2007
Proceeds from stock options exercised	$18	$36
Tax benefit related to stock options exercised	$—	$—
Intrinsic value of stock options exercised	$2	$69

The following table summarizes the stock option transactions during the six month period ended June 30, 2008:

			Weighted
			Average
		Weighted	Remaining
		average	Contractual	Aggregate
		exercise	Life	Intrinsic
	Shares	price	(in years)	Value
Options outstanding 1/1/2008	146,312	$14.27
Options granted	10,002	7.93
Options exercised	1,112	15.75
Options terminated	—	—
Options outstanding 06/30/2008	155,202	$13.85	6.7	$6.68
Options exercisable 06/30/2008	129,353	$13.68	6.1	$6.51

The fair value of stock options at date of grant was estimated using the Black-Scholes model.  The Company had utilized the short cut method of determining the expected life of stock options in the past, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”).   SAB 107 allowed the short cut method to be used for stock option grants through December 31, 2007.  As such, the Company has estimated the expected life of its grants in 2008 based upon historical exercise data.  The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option.  Expected volatility is based on the historical volatilities of the Company’s common stock.  Below is the information for the stock option grants for 2008 and 2007.

	2008	2007
Expected life(years)	3.69	6.00
Risk-free interest rate	2.9%	4.9%
Expected volatility	64.3%	83.0%
Expected dividend yield	7.6%	3.9%
Weighted average fair value of options granted	$2.51	$8.59

Restricted Stock Activity

Restricted stock awards were issued to employees under the Company’s Plan.  Restricted stock awards vest over three years and are subject to the employees’ continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period.    A summary of the status of and changes in restricted stock units granted under the Company’s Plan as of and during the six month period ended June 30, 2008 is presented below:

	June 30, 2008
		Weighted
		Average
		Fair
	Shares	Value
Restricted stock outstanding 1/1/2008	48,990	$16.43
Restricted stock awarded	—	—
Restricted stock vested	—	—
Restricted stock terminated	(1,483)	$16.41
Restricted stock outstanding 06/30/2008	47,507	$16.43

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

Segment Operating Results

Three Month Periods Ended June 30, 2008 and 2007

	Three month period ended June 30, 2008
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$11,368	$2,276	$13,644
Operating (loss) income	$(995)	$220	$(775)
(Loss) income before income taxes	$(1,022)	$216	$(806)

	Three month period ended June 30, 2007
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$14,855	$2,760	$17,615
Operating income	$1,609	$667	$2,276
Income before income taxes	$1,761	$818	$2,579

Six Month Periods Ended June 30, 2008 and 2007

	Six month period ended June 30, 2008
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$25,485	$4,822	$30,307
Operating (loss) income	$(855)	$606	$(249)
(Loss) income before income taxes	$(695)	$636	$(59)

	Six month period ended June 30, 2007
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$32,685	$5,592	$38,277
Operating income	$4,148	$1,946	$6,094
Income before income taxes	$4,451	$2,293	$6,744

Segment Long-Lived Assets

	As of	As of
	June 30,	December 31,
	2008	2007

Composite Products	$7,480	$7,424
Composite Materials	5,890	5,884
Total Long-Lived Assets	$13,370	$13,308

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

If the Company were to recognize these tax benefits, it would favorably affect the annual effective income tax rate.  Prior to the adoption of FIN 48, the Company had recorded its liability for unrecognized tax benefits in its income taxes payable/receivable line item on the face of the Company’s balance sheet.  In accordance with FIN 48, the unrecognized tax benefits that do not relate to temporary differences should be classified as either a current or non-current liability.  As such, the Company has recorded an other current liability of $137,000 and an other long term liability of $827,000 as of December 31, 2007.  There have been no material changes to these amounts during the six month period ended June 30, 2008.  As of June 30, 2008, such amounts were $137,000 and $852,000, respectively.

The Company’s practice is to recognize interest related to income tax matters in income tax expense.  During the six month period ended June 30, 2008, the Company recognized approximately $25,000 of additional interest associated with uncertain tax positions.  As of June 30, 2008 and December 31, 2007, the Company had approximately $98,000 and $73,000, respectively, accrued for interest.

Item 2.                         Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations.  The Company is disclosing segment information for two segments.    Composite Products is comprised of sales of golf shafts, hockey sticks and other composite products. The Company discontinued the sale of hockey sticks as of the second quarter ended June 30, 2007.  As such, there are no sales of hockey sticks reflected in the Composite Products sales for 2008.  Composite Materials is comprised of external sales of prepreg products in the forms of uni-tapes, fabrics and film adhesives along with contributions from its interest in Carbon Fiber Technology LLC (“CFT”).  The Company sold its interest in CFT during the fourth quarter ended December 31, 2007 to its joint venture partner.  As such, the Composite Materials numbers reported for 2008 do not reflect the benefit from owning CFT.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2007 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult involve making estimates about the effect of matters that are inherently uncertain.  During the six months ended June 30, 2008, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates previously made that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

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

•                  DVS® and DVS® Hybrid

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

•                  Already used to win 5 events since its introduction.

•                  Projected to begin shipping during the third quarter of 2008.

Hybrid shafts are included in branded shafts.  The Company’s branded hybrid shafts have been the most popular hybrid shafts on Tour for the last several years, often times outpacing the nearest competitor at a two to one margin.  The Company’s success in Branded Shafts has led to tremendous success on Tour over the past several years.

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

•                  On the PGA Tour, players using Aldila shafts have won 7 events including the World Golf Championship-CA Championship and the Verizon Heritage by Aldila advisory staff member, Boo Weekley.

•                  Players using Aldila shafts have also won 7 events on the Nationwide Tour and 12 events on the Champions Tour.

•                  On the LPGA Tour we have won 16 of 21 events, and Paula Creamer, an Aldila advisory staff member, has won three events.

Our entire high performance line has done well with Tour players winning using our NV®, VS Proto™, DVS®, MOI Proto and VooDoo shafts.

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

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The competition on OEM production stock offerings was very tough, with selling price often times being the most critical factor. This had the effect of reducing the Company’s average selling prices during the 1990s.  Customers shifted away from branded shafts to customized OEM production shafts. As the Company re-emerged in 2003 in the branded shaft segment, the Company was able to achieve higher average selling prices.  In late 2004, the Company began to offer its OEM customers co-branded shafts for their stock offerings.  The introduction of co-branded shafts and the continued success in the branded segment had the effect of increasing the Company’s net sales and average selling prices over prior years.  The competition in the branded segment of the business has increased as there are a lot of good branded shafts in the marketplace, with the Company’s considered amongst the best.  The Company’s average selling price decreased by approximately 13% for the six month period ended June 30, 2008 as compared to the comparable period for 2007.  The majority of this is attributed to less branded and co-branded shafts in the Company’s mix of shafts.  As the Company’s branded and co-branded shafts typically sell at higher selling prices than OEM production shafts, a significant change in product mix in any one period will have the effect of increasing or decreasing the average selling price of shafts sold.  In addition, increases in carbon fiber prices passed on to its customers could also have the effect of increasing average selling prices in the future or reducing gross profit margin if the Company is unable to pass on such price increases to its customers.

The Company’s response to the pricing pressure it faced during the 1990’s, and continues to face, has been to vertically integrate, reduce its cost structure and to focus on continued penetration of the branded and co-branded shaft segments.  The vertical integration began in 1994 when the Company started manufacturing prepreg, the principal raw material in the manufacture of graphite golf shafts, at its facility in Poway, California.  (See Composite Materials).  In addition to the Company’s efforts to reduce its costs through vertical integration, the Company also reduced its cost structure by shifting more of its shaft production to lower cost labor markets, such as Mexico, China and in 2007, Vietnam.

In addition to golf shafts, the Company also manufactured hockey sticks for one customer.  The Company began manufacturing and selling hockey sticks in 2002.  The Company had not seen a significant increase in sales of hockey sticks and was not satisfied with the status of its hockey business during 2007 and discontinued this product line in the second quarter of 2007.

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

The Company began to manufacture composite materials in 1994.  Initially, the prepreg produced was mainly consumed by the Composite Products segment.  The Company’s external sales of prepreg and other materials have increased over the past several years.  Sales of prepreg as a percentage of net sales were 16% for the six month period ended June 30, 2008 versus 15% for the six month period ended June 30, 2007.   The Company has spent a significant amount of money over the past several years to increase the capacity of its prepreg operations in support of its external sales of prepreg and Composite Products operations.  Over the last several years, the Company has put in place two prepreg production lines, a second resin filmer and just completed the installation of a wide prepreg tape line during the first quarter of 2008.  The prepreg lines add to the Company’s capacity of prepreg to support both the Composite Materials and Composite Products segments.  The additional resin filmer will support the Company’s wide tape line and provide redundancy as the Company had previously only one resin filmer.  In addition, the wide tape line will allow the Company to enter some markets it has previously not been able to get into.

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

Results of Operations

Second Quarter 2008 Compared to Second Quarter 2007

Net Sales

	For the three month period ended June 30,
	2008	2007	Chg	% Chg
Composite Products	$11,368	$14,855	$(3,487)	(23)%
Composite Materials	2,276	2,760	(484)	(18)%
Total Net Sales	$13,644	$17,615	$(3,971)	(23)%

Net sales decreased by $4.0 million, or 23%, for the three month period ended June 30, 2008 (“2008 Quarter”) as compared to the three month period ended June 30, 2007 (“2007 Quarter”).  The decrease in sales was attributed to decreases in Composite Products and Composite Materials sales.  The decrease in the Composite Products sales of $3.5 million, is mainly attributed to a change in product mix in 2008 as compared to 2007 and to a lesser extent a 6% decrease in shaft unit sales.  The Company’s average selling price of golf shaft sales decreased by 12% in the 2008 Quarter as compared to the 2007 Quarter.  There were decreases in sales of branded and co-branded products, which were partially offset by an increase in sales of OEM products.  A weak economy and decreased industry retail sales compared to last year impacted our sales. Our sales continued to be hurt by slowing sales of second selling season OEM shaft programs.  With new shaft programs not set to begin delivery until late third quarter to several of our large customers, we have seen a continuing decline in sales as we near the start up of these new programs.  Branded golf and co-branded shaft sales decreased to 33% of Composite Products sales for the 2008 Quarter as compared to 53% for the 2007 Quarter.  In addition, the 2007 Quarter benefited from $1.1 million of hockey stick sales as compared to zero for the 2008 Quarter.  Composite Materials sales decreased by $484,000, or a 18% decrease.  Composite Materials have increased to approximately 17% of the Company’s consolidated net revenues for the 2008 Quarter as compared to 16% for the 2007 Quarter.  The majority of our Composite Materials business is in the recreational products industry.  Our customers’ businesses have been impacted by the weak economy similar to what is impacting the Composite Products segment.  We believe this to be temporary and our investments made in terms of capacity and personnel will resume their momentum in this segment later in the year if economic factors improve for our customer base.

Gross Profit

	For the three month period ended June 30,
	2008	2007	Chg	% Chg
Composite Products	$1,994	$4,776	$(2,782)	(58)%
Composite Materials	623	1,156	(533)	(46)%
Total Gross Profit	$2,617	$5,932	$(3,315)	(56)%

Total gross profit decreased by approximately $3.3 million, or 56% in 2008 Quarter as compared to the 2007 Quarter.  The decrease was attributed to a decrease in Composite Products gross profit of $2.8 million and a decrease in Composite Materials gross profit of $533,000.  The decrease in Composite Products gross profit was mainly attributed to the decrease in branded and co-branded sales in the 2008 Quarter as compared to 2007 Quarter.  Branded and co-branded shafts typically sell at higher selling prices and contribute more to gross profit.  Composite Products gross margin decreased to 18% for the 2008 Quarter as compared to 32% for the 2007 Quarter.  Branded and co-branded sales decreased to 33% of Composite Products sales for the 2008 Quarter as compared to 53% for the 2007 Quarter.  In addition, the 2007 Quarter benefited from approximately $260,000 of gross profit from sales of Hockey sticks, which was discontinued in 2007.  The Company’s Vietnam factory continues to ramp up and its production is expected to increase in the back half of the year.  As the Company moves more of its manufacturing to Vietnam, it should help to offset the rising costs in China and the higher costs associated with Mexico, which should improve the Company’s gross profit in the future.  The Company recorded $184,000 for inventory reserves in the 2008 Quarter as compared to $260,000 for the 2007 Quarter.  The Composite Materials gross profit decreased by approximately $533,000, or 46%, in the 2008 Quarter as compared to the 2007 Quarter.  The decrease was mainly attributed to a decrease in contribution provided by the operations of CFT and to a lesser extent gross profit from sales of composite materials.  The Company sold its remaining 50% interest in CFT to its joint venture partner during the fourth quarter of 2007, as such the Composite Materials segment will not benefit from CFT during 2008 as compared to 2007.

Operating (Loss)Income

	For the three month period ended June 30,
	2008	2007	Chg	% Chg
Gross profit	$2,617	$5,932	$(3,315)	(56)%

Selling, General & Administrative (“SG&A) Expense
Composite Products	2,989	3,167	(178)	(6)%
Composite Materials	403	489	(86)	(18)%
Total SG&A	3,392	3,656	(264)	(7)%

Operating Income
Composite Products	(995)	1,609	(2,604)	(162)%
Composite Materials	220	667	(447)	(67)%
Operating Income	$(775)	$2,276	$(3,051)	(134)%
Operating Margin	(6)%	13%	(19)%

Operating income decreased by approximately $3.1 million, or 134%, in the 2008 Quarter as compared to the 2007 Quarter.  The decrease was attributed to a decrease in gross profit of $3.3 million, which was partially offset by a decrease in SG&A of $264,000.  SG&A increased as a percentage of revenues to 25% in the 2008 Quarter as compared to 21% for the 2007 Quarter.  SG&A expenses decreased by $264,000 in the 2008 Quarter as compared to the 2007 Quarter.  Although the Company’s SG&A decreased, the Company had an increase in advertising and promotion costs of 38% in the 2008 Quarter as compared to the 2007 Quarter.  The advertising and promotion programs were planned for the early part of the year in support of the DVS® shaft and the launch of the VooDoo shaft in the back half of the year.  The Company anticipates that its advertising and promotion expense will be significantly reduced in the back half of the year.  SG&A expense, excluding advertising and promotion, decreased by approximately 23% for the 2008 Quarter as compared to the 2007 Quarter. The decrease in SG&A was attributed to lower professional fees and a decrease in incentive expense for the 2008 Quarter as compared to the 2007 Quarter.

Other Income (Expense)

	For the three month period ended June 30,
	2008	2007	Chg	% Chg

Operating income	$(775)	$2,276	$(3,051)	(134)%

Interest income	42	250	(208)	(83)%
Interest expense	(91)	—	(91)	100%
Other, net	18	(32)	50	156%
Equity in earnings of joint venture	—	85	(85)	(100)%
Total other income	(31)	303	(334)	(110)%
Income before income taxes	$(806)	$2,579	$(3,385)	(131)%

Other Income decreased by approximately $334,000, or 110%, for the 2008 Quarter as compared to the 2007 Quarter.  The majority of the decrease was attributed to the decrease in interest income, a decrease in equity in earnings of joint venture and an increase in interest expense.  The decrease in interest income is attributed to having less cash invested in during the 2008 Quarter as compared to the 2007 Quarter.  The decrease in cash invested was attributed to the special dividend the Company paid out during the first quarter of 2008.  The increase in interest expense is attributed to interest associated with the Company’s credit facility it placed during the first quarter of 2008.

Income Taxes

	For the three month period ended June 30,
	2008	2007	Chg	% Chg
Income before income taxes	$(806)	$2,579	$(3,385)	(131)%
(Benefit) provision for income taxes	(283)	918	(1,201)	(131)%
Net income	$(523)	$1,661	$(2,184)	(131)%
Effective tax rate	35%	36%	(1)%
Profit margin	(4)%	9%	(13)%

The Company recorded a benefit for income taxes in the amount of $283,000 in the 2008 Quarter as compared to a provision for income taxes of $918,000 for the 2007 Quarter.  The Company records its provision for income taxes in interim periods based upon it estimated annual effective rate.  The Company also records interest expense for its unrecognized tax benefits in the provision for income taxes.  The amount of expense for the 2008 Quarter and 2007 Quarter was approximately $12,000 and $13,000, respectively.

Six Month Period Ended June 30, 2008 compared to the Six Month Period Ended June 30, 2007

Net Sales

	For the six month period ended June 30,
	2008	2007	Chg	% Chg
Composite Products	$25,485	$32,685	$(7,200)	(22)%
Composite Materials	4,822	5,592	(770)	(14)%
Total Net Sales	$30,307	$38,277	$(7,970)	(21)%

Net sales decreased by $8.0 million, or 21%, for the six month period ended June 30, 2008 (“2008 Period”) as compared to the six month period ended June 30, 2007 (“2007 Period”).  The decrease in sales was attributed to decreases in

Composite Products and Composite Materials sales.  The decrease in the Composite Products sales of $7.2 million was mainly attributed to decreases in branded and co-branded shaft sales, which were partially offset by an increase in OEM shaft sales.  The Company’s average selling price of golf shaft sales decreased by 13% in the 2008 Period as compared to the 2007 Period on a 6% decline in unit sales.  A weak economy and decreased industry retail sales compared to last year impacted our sales. Our sales continued to be hurt by slowing sales of second selling season OEM shaft programs.  With new shaft programs not set to begin delivery until late third quarter to several of our large customers, we have seen a continuing decline in sales as we near the start up of these new programs.  Branded golf and co-branded shaft sales decreased to 33% of Composite Products sales for the 2008 Period as compared to 52% for the 2007 Period.  In addition, the 2007 Quarter benefited from $1.6 million of hockey stick sales as compared to zero for the 2008 Quarter.  Composite Materials sales decreased by $770,000, or a 14% decrease.  Composite Materials have increased to approximately 16% of the Company’s consolidated net revenues for the 2008 Period as compared to 15% for the 2007 Period.  The majority of our Composite Materials business is in the recreational products industry.  Our customers’ businesses have been impacted by the weak economy similar to what is impacting the Composite Products segment.  We believe this to be temporary and our investments made in terms of capacity and personnel will resume their momentum in this segment later in the year if economic factors improve for our customer base.  The Company completed the installation of a wide prepreg tape line in the first quarter of 2008 and anticipates that this will enable the Company to get into different composite material markets in the future.

Gross Profit

	For the six month period ended June 30,
	2008	2007	Chg	% Chg
Composite Products	$5,843	$10,467	$(4,624)	(44)%
Composite Materials	1,333	2,655	(1,322)	(50)%
Total Gross Profit	$7,176	$13,122	$(5,946)	(45)%

Total gross profit decreased by approximately $5.9 million, or 45%, in 2008 Period as compared to the 2007 Period.  The decrease was attributed to decrease in Composite Products and Composite Materials gross profit.  The decrease in Composite Products gross profit was mainly attributed to the decrease in branded and co-branded sales in the 2008 Period as compared to 2007 Period.  In addition, the Composite Products gross profit in the 2007 Period benefited from approximately $250,000 in gross profit from hockey shaft sales in the 2007 Period.  As noted before, the Company discontinued its hockey shaft sales during the second quarter of 2007.  Composite Products gross margin decreased to 23% for the 2008 Period as compared to 32% for the 2007 Period.  The Company’s Vietnam factory is ramping up and many of the Company’s customers have toured this facility and have come away impressed.  The Company plans to continue to move more of its manufacturing to Vietnam, which should help to offset the rising costs in China and improve the Company’s gross profit in the future.  The Company recorded additional inventory reserves of $216,000 in the 2008 Period as compared to $359,000 for the 2007 Period.  The Composite Materials gross profit decreased by approximately $1.3 million, or 50% in the 2008 Period as compared to the 2007 Period.  The decrease was mainly attributed to a decrease in contribution provided by the operations of CFT and to a lesser extent, gross profit provided by composite materials sales.  The Company sold its remaining 50% interest in CFT to its joint venture partner during the fourth quarter of 2007.  As such the Composite Materials segment did not benefit from CFT during the 2008 Period.

Operating (Loss) Income

	For the six month period ended June 30,
	2008	2007	Chg	% Chg
Gross profit	$7,176	$13,122	$(5,946)	(45)%

Selling, General & Administrative (“SG&A) Expense
Composite Products	6,698	6,319	379	6%
Composite Materials	727	709	18	3%
Total SG&A	7,425	7,028	397	6%

Operating Income
Composite Products	(855)	4,148	(5,003)	(121)%
Composite Materials	606	1,946	(1,340)	(69)%
Operating Income	$(249)	$6,094	$(6,343)	(104)%
Operating Margin	(1)%	16%	(17)%

Operating income decreased by approximately $6.3 million, or 104%, in the 2008 Period as compared to the 2007 Period.  The decrease was mainly attributed to a decrease in gross profit of $5.9 million and an increase in SG&A of $397,000.  SG&A increased as a percentage of revenues to 24% in the 2008 Period as compared to 18% for the 2007 Period.  SG&A expenses were higher in the current period, which was primarily driven by front-loaded marketing programs, in support of the DVS® shaft and launch of the VooDoo shaft, and increases in selling expenses.  The Company anticipates that its advertising and promotion expenses will be somewhat higher for the year ended December 31, 2008 as compared to the same period in 2007.  In the 2008 Period, advertising and promotion expenses were 31% higher than the 2007 Period.  Excluding the increases in advertising and promotion expenses, SG&A decreased by 5% in the 2008 Period as compared to the 2007 Period.  That decrease was attributed to lower incentive expenses in the 2008 Period as compared to the 2007 Period, which was partially offset by an increase in professional fees associated with the Company’s establishment of a credit facility and restatement of its previously issued financial statements during the first quarter of 2008.

Other Income (Expense)

	For the six month period ended June 30,
	2008	2007	Chg	% Chg

Operating income	$(249)	$6,094	$(6,343)	(104)%

Interest income	262	449	(187)	(42)%
Interest expense	(130)	—	(130)	100%
Other, net	58	11	47	427%
Equity in earnings of joint venture	—	190	(190)	(100)%
Total other income	190	650	(460)	(71)%
Income before income taxes	$(59)	$6,744	$(6,803)	(101)%

Other Income decreased by approximately $460,000, or 71%, for the 2008 Period as compared to the 2007 Period.  The majority of the decrease was attributed to the decrease in interest income, a decrease in equity in earnings of joint venture and an increase in interest expense.  The decrease in interest income is attributed to having less cash invested in during the 2008 Period as compared to the 2007 Period.  The decrease in cash invested was attributed to the special dividend the Company paid out during the first quarter of 2008.  The increase in interest expense is attributed to interest associated with the Company’s credit facility it placed during the first quarter of 2008.

Income Taxes

	For the six month period ended June 30,
	2008	2007	Chg	% Chg
Income before income taxes	$(59)	$6,744	$(6,803)	(101)%
Provision for income taxes	6	2,388	(2,382)	(100)%
Net income	$(65)	$4,356	$(4,421)	(101)%
Effective tax rate	(10)%	35%	(45)%
Profit margin	(—)%	11%	(11)%

The Company recorded a provision for income taxes in the amount of $6,000 in the 2008 Period as compared to $2.4 million for the 2007 Period.  The Company’s effective tax rate was (10)% for the 2008 Period as compared to 35% for the 2007 Period. The Company records its provision for income taxes in interim periods based upon it estimated annual effective rate.  The Company also records interest expense for its unrecognized tax benefits in the provision for income taxes.  The amount of expense for the 2008 Period and 2007 Period was approximately $25,000 and $26,000, respectively.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) decreased by approximately $21.1 million as of June 30, 2008 as compared to December 31, 2007.  The decrease in cash was mainly attributed to dividend payments of $27.3 million, capital spending of approximately $995,000 and income tax payments of $4.8 million, which was partially offset by borrowings of $8.0 million under the Company’s credit facility with Key Bank.  The Company entered into the credit facility with Key Bank on February 8, 2008.  (See note 6 to the consolidated financial statements.)

The Company used approximately $995,000 for capital expenditures during the 2008 Period as compared to $4.4 million during the 2007 Period.  The Company has spent approximately $671,000 in support of Composite Products and $324,000 for Composite Materials, which was attributed to the aforementioned final installation of the wide tape line.  Management anticipates that capital expenditures will approximate between $1.0 million and $2.0 million for 2008.

The Company declared and paid a special $5.00 cash dividend to shareholders during the 2008 Period.  The special dividend payments to shareholders totaled $25.8 million.  In addition to the special dividend, the Company paid two $0.15 per share quarterly dividends during the 2008 Period. The Company’s dividend policy is reviewed quarterly during the Company’s Board of Directors meetings and subject to Board approval.  The Company borrowed $8.0 million from Key Bank during the 2008 Period to help support the special dividend paid.  The borrowing is comprised of a term loan and a revolving line of credit.  The Company borrowed $5.0 million against the term loan, which is payable over a five year period.  The Company makes monthly principal payments of $83,333 plus interest to Key Bank against the term loan.  The Company borrowed $3.0 million against the revolving line of credit during the 2008 Period, which is to be paid back in 2008.  The Company made $417,000 in principal payments against its term loan.

We believe that our cash available from future operating and financing activities will be adequate to meet our anticipated requirements for working capital, capital expenditures, debt service and the payment of future dividends, if granted by the Company’s Board of Directors.  There can be no assurance, however, that our business will continue to generate cash flows at current levels.  If we are unable to generate sufficient cash flow from operations, we may be required to reduce capital expenditures, reduce or suspend dividends, obtain additional financing or sell assets and there is no assurance we will be able to do so on a timely basis or on satisfactory terms.

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

Backlog

As of June 30, 2008, the Company had a sales backlog of approximately $7.7 million compared to approximately $11.6 million as of June 30, 2007.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

The Company’s Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Risk Factors” in Part I, Item 1A of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K.  The forward-looking statements in this 10-Q are particularly subject to the risks that:

•                  our product offerings, including the NV®, VS Proto™ and DVS® shaft lines and product offerings outside the golf industry, will not achieve or maintain success with consumers or customers;

•                  we will not maintain or increase our market share at our principal customers;

•                  demand for clubs manufactured by our principal customers will decline, thereby affecting their demand for our shafts;

•                  demand for composite materials by our principal customers will decline;

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

Item 4.    Controls and Procedures

(a)   As of the end of the period covered by this report, Aldila management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2008 such disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Aldila required to be included in Aldila’s periodic filings under the Exchange Act.

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

	The Company held its Annual Meeting of Stockholders on May 14, 2008. The following two proposals were voted on:

	Proposal 1) The election of the directors to serve until the next Annual Meeting of Stockholders. Votes cast for each director, as well as votes withheld are as follows:

	Nominee	For	Withheld	% of Voted Shares
	Thomas A. Brand	3,833,269	379,996	90.98
	Peter R. Mathewson	3,905,748	307,517	92.70
	Bryant R. Riley	3,931,548	281,717	93.31
	Andrew M. Leitch	3,932,051	281,214	93.32
	Michael J. Sheldon	4,017,595	195,670	95.35

	Proposal 2) To ratify the appointment of Mayer Hoffman McCann P.C. as the independent accountants of the Company received the following votes:

	For	Against	Abstain	% of Voted Shares
	4,162,046	49,445	1,774	98.78

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

	11.1	Statement re: Computation of Net Income (Loss) per Common Share

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

August 8, 2008	/s/ Scott M. Bier
Scott M. Bier
Signing both in his capacity as
Chief Financial Officer and as Chief Accounting
Officer of the Registrant