Form 10-Q
period 2008-09-30
ALDILA INC
filed 2008-11-07
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Common shares outstanding as of November 7, 2008 was — 5,174,183

ALDILA, INC.

Form 10-Q for the Quarterly Period

Ended September 30, 2008

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,149	$29,529
Accounts receivable	6,822	8,684
Income taxes receivable	2,133	—
Inventories	12,789	13,861
Deferred tax assets	953	1,521
Prepaid expenses and other current assets	402	578
Total current assets	30,248	54,173
PROPERTY, PLANT AND EQUIPMENT	13,149	13,308
DEFERRED TAXES	918	750
OTHER NON-CURRENT ASSETS	248	257
TOTAL ASSETS	$44,563	$68,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,953	$4,758
Income taxes payable	—	4,266
Accrued expenses	2,157	2,564
Short term debt	5,000	—
Other current liability	137	137
Total current liabilities	12,247	11,725
LONG-TERM LIABILITIES:
Deferred rent	160	170
Long term debt	3,333	—
Other long-term liabilities	1,398	827
Total liabilities	17,138	12,722
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,174,183 shares as of September 30, 2008 and 5,154,235 shares as of December 31, 2007	52	51
Additional paid-in capital	43,942	43,702
(Accumulated deficit) retained earnings	(16,569)	12,013
Total stockholders’ equity	27,425	55,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,563	$68,488

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

NET SALES	$11,764	$13,201	$42,071	$51,478
COST OF SALES	10,695	9,796	33,826	34,951
Gross profit	1,069	3,405	8,245	16,527

SELLING, GENERAL AND ADMINISTRATIVE	2,841	2,709	10,266	9,737
Operating (loss) income	(1,772)	696	(2,021)	6,790

OTHER INCOME (EXPENSE):
Interest income	27	267	289	716
Interest expense	(71)	—	(201)	—
Other, net	79	(7)	137	4
Equity in earnings of joint venture	—	90	—	280

(LOSS) INCOME BEFORE INCOME TAXES	(1,737)	1,046	(1,796)	7,790
(BENEFIT) PROVISION FOR INCOME TAXES	(643)	359	(637)	2,747

NET (LOSS) INCOME	$(1,094)	$687	$(1,159)	$5,043

NET (LOSS) INCOME PER COMMON SHARE	$(0.21)	$0.12	$(0.22)	$0.91

NET (LOSS) INCOME PER COMMON SHARE, ASSUMING DILUTION	$(0.21)	$0.12	$(0.22)	$0.90

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,164	5,522	5,158	5,523

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,164	5,583	5,158	5,584

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine months ended
	September 30,
	2008	2007
		As Restated
		(Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,159)	$5,043
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,392	1,184
Stock-based compensation	123	210
Loss on disposal of fixed assets	10	100
Undistributed income of joint venture, net	—	(329)
Changes in assets and liabilities:
Restricted cash	—	807
Accounts receivable	1,862	3,655
Inventories	1,072	(2,418)
Deferred tax assets	568	(161)
Prepaid expenses and other assets	171	314
Accounts payable	195	412
Accrued expenses	(407)	301
Deferred tax-noncurrent	(168)	(292)
Income taxes receivable	(6,398)	(259)
Other current liabilities	—	87
Deferred rent and other long-term liability	560	775
Net cash (used for) provided by operating activities	(2,179)	9,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,246)	(5,137)
Proceeds from sales of property, plant and equipment	17	67
Purchases of marketable securities	—	(14,200)
Proceeds from sales of marketable securities	—	25,500
Distribution from joint venture	—	286
Net cash (used for) provided by investing activities	(1,229)	6,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against term loan	5,000	—
Payments for term loan	(667)	—
Borrowings against line of credit	7,000	—
Payments for line of credit	(3,000)	—
Repurchases of common stock	—	(486)
Benefit from exercise of stock options	—	40
Proceeds from issuance of common stock	18	134
Dividend payments	(27,323)	(2,485)
Net cash used for financing activities	(18,972)	(2,797)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,380)	13,148
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,529	3,882
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,149	$17,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes	$4,789	$2,857

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.             Basis of Presentation

The consolidated balance sheet as of September 30, 2008 and the consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 and the consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2007 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated financial statements and notes thereto included in the Company’s Annual Report and filed on Form 10-K with the Securities and Exchange Commission.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”).  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  We have not yet determined the impact that the implementation of FAS 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption to significantly impact our consolidated financial statements.  The adoption of FAS 157 did not have a material effect on the Company’s results of operations.

2.             Restatement of Previously Issued Consolidated Financial Statements

The Company’s consolidated statement of cash flows for the nine month period ended September 30, 2007 has been restated from the statement of cash flows that was originally included in the Company’s quarterly report filed on Form 10-Q for the period ended September 30, 2007.  The Company restated its quarterly information in Note 13 of the Company’s notes to consolidated financial statements included in the Company’s 2007 Annual Report and filed on Form 10-K.  The restatement affected cash flows from operating and investing activities for the period ended September 30, 2007.

3.             Inventories

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$9,706	$9,429
Work in process	538	918
Finished goods	2,545	3,514
Net inventories	$12,789	$13,861

Inventory reserves included in net inventories	$956	$1,182

4.             Property, Plant and Equipment

 Property, plant and equipment consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Machinery and equipment	$20,423	$17,632
Office furniture and equipment	1,924	1,924
Leasehold improvements	10,692	9,902
Building and land	2,837	2,837
Property and equipment not yet in service	523	3,130
Total gross fixed assets	36,399	35,425
Less: accumulated depreciation and Amortization	(23,250)	(22,117)
Property, plant and equipment	$13,149	$13,308

5.             Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Payroll and employee benefits	$1,730	$1,778
Warranty reserve (1)	111	135
Legal and professional fees	15	12
Due to SGL Carbon and Composites, Inc.	—	327
Other	301	312
	$2,157	$2,564

(1) Warranty reserve rollforward

	January 1, 2008	January 1, 2007
	through September 30,	through December 31,
	2008	2007
Beginning Balance	$135	$157
Settlement of Warranty	(83)	(151)
Adjustments to Warranty	59	129
Ending Balance	$111	$135

6.                   Debt

The Company entered into a Credit and Security Agreement (“Credit Facility”) with KeyBank National Association (“Key Bank”) effective February 8, 2008.  The Credit Facility is comprised of a Term Loan Commitment (“Term Loan”) of $5.0 million and a Maximum Revolving Amount (“Revolver”) of $10.0 million, for a total Credit Facility of $15.0 million.  The Credit Facility is for a term of 5 years, terminating on February 8, 2013.  The Company’s assets serve as collateral for the Credit Facility.  The interest rate of borrowing against the Credit Facility can be either at a Base Rate or Eurodollar Rate.  Base Rate is defined as a rate per annum equal to the greater of (a) the Prime Rate or (b) one-half of one percent (.50%) in excess of the Federal Funds Effective Rate.  Eurodollar Rate is a LIBOR rate plus 1.75%.  The Company must maintain certain Financial Covenants (“Covenants”) in accordance with the Credit Facility, which are as follows; a Leverage Ratio which cannot exceed 2.0 to 1.0, a Fixed Charge Coverage Ratio not to be less than 1.2 to 1.0 and the Company must maintain a Minimum Cash Balance equal to or greater than $5.0 million.  As of September 30, 2008, the Company was in compliance with all Covenants.  The Credit Facility was filed as exhibit 10.24 in the Company’s 2007 Annual Report filed on Form 10-K.

Short term debt

	September 30, 2008	December 31, 2007
Revolving line of credit	$4,000	$—
Current portion of long term debt	1,000	—
Short term debt	5,000	—

Long term debt

	September 30, 2008	December 31, 2007
Term Loan	$4,333	$—
Less: current portion of long term debt	(1,000)	—
Long term debt	3,333	—
Total debt	$8,333	—

Revolver – The Company has borrowed $4.0 million against the Revolver as of September 30, 2008, with $2.5 million maturing on October 30, 2008 at an interest rate of 5.45% and $1.5 million maturing on November 30, 2008 at an interest rate of 5.47%.   The weighted average interest rate of the Company’s short term borrowings is 5.46%.  The Company must pay a .25% commitment fee for the average unused portion of the Revolver for any given period.  On October 30, 2008, the Company paid the $2.5 million of the Revolver, which matured on such date.   As of November 1, 2008 the Company had a remaining balance of $1.5 million outstanding against the Revolver.

Term Loan – The Company borrowed $5.0 million during the first quarter of 2008 against the Term Loan.  The interest rate of the Term Loan is LIBOR plus 1.75% and adjusts each month.  As of September 30, 2008, the interest rate was 4.33%.  The Company must make monthly payments of $83,333 plus interest.  The Company has paid $667,000 against the Term Loan in 2008.

7.             Stockholders’ Equity

On February 11, 2008, the Company announced a $5.00 special cash dividend payable to shareholders of record on February 25, 2008. The special dividend qualifies as a change in capitalization in accordance with the 1994 Stock Option Plan.  On October 7, 2008, the Compensation Committee of the Company’s Board of Directors modified all outstanding stock options issued prior to May 30, 2008, subject to the Internal Revenue Service Code regulations for the incentive stock options that were modified.

The Company paid $25.8 million for the aforementioned special cash dividend to shareholders during the first quarter period ended March 31, 2008.  The Company also paid two $0.15 quarterly dividends per share during the first half of 2008; however, the Company did not declare any dividends relative to the third quarter.  On August 21, 2008, the Company announced that it was discontinuing its quarterly dividend of $.15 per share.

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

There were no capitalized stock-based compensation costs as of September 30, 2008 and 2007, respectively. The Company granted 10,002 non-qualified stock options on May 30, 2008 to its Board of Directors in accordance with the Company’s stock option plan.  The Company issued 28,980 shares of restricted stock awards to employees during the period ended September 30, 2008.  As noted in Note 7, the Compensation Committee of the Company’s Board of Directors modified all outstanding stock options issued prior to May 30, 2008.  The modification will result in additional compensation expense of approximately $100,000, which the Company will begin recording during the fourth quarter of 2008.  The Company recognizes stock-based compensation expense using the straight line attribution method.  The remaining unrecognized compensation cost related to unvested awards at September 30, 2008 was approximately $681,000; such expense will be recognized over a weighted average period of 1.8 years. This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company’s forfeiture rate.  The Company’s FAS123R expense was $123,000 and $210,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

Stock Option Activity

Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three and nine month periods ended September 30, 2008 and 2007, respectively, are as follows (in thousands):

	Three month periods ended September 30,
	2008	2007
Proceeds from stock options exercised	$—	$99
Tax benefit related to stock options exercised	$—	$40
Intrinsic value of stock options exercised	$—	$95

	Nine month periods ended September 30,
	2008	2007
Proceeds from stock options exercised	$18	$134
Tax benefit related to stock options exercised	$—	$40
Intrinsic value of stock options exercised	$2	$207

The following table summarizes the stock option transactions during the nine month period ended September 30, 2008:

			Weighted
			Average
		Weighted	Remaining
		average	Contractual	Aggregate
		exercise	Life	Intrinsic
	Shares	price	(in years)	Value
Options outstanding 1/1/2008	146,312	$14.27
Options granted	10,002	7.93
Options exercised	(1,112)	15.75
Options terminated	—	—
Options outstanding 09/30/2008	155,202	$13.85	6.4	$6.68
Options exercisable 09/30/2008	129,353	$13.68	5.9	$6.51

The fair value of stock options at date of grant was estimated using the Black-Scholes model.  The Company had utilized the short cut method of determining the expected life of stock options in the past, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”).   SAB 107 allowed the short cut method to be used for stock option grants through December 31, 2007.  As such, the Company has estimated the expected life of its grants in 2008 based upon historical exercise data.  The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option.  Expected volatility is based on the historical volatilities of the Company’s common stock.  The Company determined in August 2008 to suspend dividend payments so going forward expected dividend yield will be nil.  Below is the information for the stock option grants for 2008 and 2007.

	2008	2007
Expected life(years)	3.69	6.00
Risk-free interest rate	2.9%	4.9%
Expected volatility	64.3%	83.0%
Expected dividend yield	7.6%	3.9%
Weighted average fair value of options granted	$2.51	$8.59

Restricted Stock Activity

Restricted stock awards were issued to employees under the Company’s Plan.  Restricted stock awards vest over three years and are subject to the employees’ continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period.    A summary of the status of and changes in restricted stock units granted under the Company’s Plan as of and during the nine month period ended September 30, 2008 is presented below:

	September 30, 2008
		Weighted
		Average
		Fair
	Shares	Value
Restricted stock outstanding 1/1/2008	48,990	$16.43
Restricted stock awarded	28,980	$3.77
Restricted stock vested	(18,836)	$16.31
Restricted stock terminated	(1,483)	$16.41
Restricted stock outstanding 09/30/2008	57,651	$10.10

9.             Segment Reporting

The Company classifies its business into two segments based on products offered; Composite Products and Composite Materials.  The Composite Products segment is primarily comprised of sales of graphite golf shafts for the 2008 period and sales of graphite golf shafts and hockey sticks for the 2007 period.  The Company discontinued its hockey product line during the second quarter of 2007.  The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics, film adhesives and the Company’s formerly 50% interest in Carbon Fiber Technology LLC (“CFT”).  The Company sold its 50% interest in CFT to its joint venture partner during the fourth quarter ended December 31, 2007. As such, the Composite Materials numbers reported for 2008 does not reflect the benefit of owning CFT.  The Company evaluates performance based on profit or loss from operations.  The Company does not evaluate inter-segment sales and historically has not tracked such sales.  The Composite Materials segment produces the majority of its materials for the Composite Products segment.  Certain SG&A costs and other shared support costs are recorded initially in the Composite Products segment and allocated for segment reporting.  Segment long-lived assets are comprised of property, plant and equipment.  The long-lived assets of the Composite Materials segment also support the Composite Products segment as the Composite Materials segment manufactures the majority of the raw material prepreg consumed by the Composite Products segment.

Segment Operating Results

Three Month Periods Ended September 30, 2008 and 2007

	Three month period ended September 30, 2008
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$10,400	$1,364	$11,764
Operating (loss) income	$(1,938)	$166	$(1,772)
(Loss) income before income taxes	$(1,905)	$168	$(1,737)

	Three month period ended September 30, 2007
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$10,991	$2,210	$13,201
Operating income	$39	$657	$696
Income before income taxes	$170	$876	$1,046

Nine Month Periods Ended September 30, 2008 and 2007

	Nine month period ended September 30, 2008
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$35,885	$6,186	$42,071
Operating (loss) income	$(2,793)	$772	$(2,021)
(Loss) income before income taxes	$(2,600)	$804	$(1,796)

	Nine month period ended September 30, 2007
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$43,676	$7,802	$51,478
Operating income	$4,187	$2,603	$6,790
Income before income taxes	$4,631	$3,159	$7,790

Segment Long-Lived Assets

	As of	As of
	September 30,	December 31,
	2008	2007
Composite Products	$7,429	$7,424
Composite Materials	5,720	5,884
Total Long-Lived Assets	$13,149	$13,308

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

 If the Company were to recognize these tax benefits, it would favorably affect the annual effective income tax rate.  Prior to the adoption of FIN 48, the Company had recorded its liability for unrecognized tax benefits in its income taxes payable/receivable line item on the face of the Company’s balance sheet.  In accordance with FIN 48, the unrecognized tax benefits that do not relate to temporary differences should be classified as either a current or non-current liability.  As such, the Company has recorded an other current liability of $137,000 and an other long term liability of $827,000 as of December 31, 2007.  As of September 30, 2008, such amounts were $137,000 and $1.4 million, respectively.  The changes to Company’s unrecognized tax benefits during the third quarter ended September 30, 2008 are as follows:

	Increases	Decreases	Net Change
Beginning period total unrecognized tax benefits			$989
Changes to unrecognized tax positions from a prior period [1]	$242	$—	242
Tax positions taken during the current period	388	—	388
Lapse of statute of limitations	—	(114)	(114)
Additional interest recognized during the quarter	31	—	31
Ending period total unrecognized tax benefits	$661	$(114)	$1,536

Notes

[1] The increase in the reserve is associated with R&D credits taken for California for the tax years 2001-2007.  The Company has been under audit from the California Franchise Tax Board (“FTB”) since 2007 for the 2001-2004 taxable years and received the preliminary results of the audit, disallowing a portion of the credit.  The Company is still appealing the decision as the audit has not been finalized.  However, it appears more than likely than not that some of the credit will be disallowed.  As such, the Company is reserving for it in the current period.

The Company does not anticipate material changes to the Company’s unrecognized tax positions that it has taken during the period.  However, as noted above, the Company is in the appeal process with the FTB.  If the Company has a positive outcome during the appeal process, it may be able to recognize the tax position related to the FTB audit.  The Company’s practice is to recognize interest related to income tax matters in income tax expense.  During the nine month period ended September 30, 2008, the Company recognized approximately $56,000 of additional interest associated with uncertain tax positions.  As of September 30, 2008 and December 31, 2007, the Company had approximately $129,000 and $73,000, respectively, accrued for interest.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable and inventories, which were discussed in the 2007 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult involve making estimates about the effect of matters that are inherently uncertain.  During the nine months ended September 30, 2008, there where not any significant changes related to the aforementioned significant accounting estimates previously made that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.  However, during the three months ended September 30, 2008, The Company increased its liability for uncertain tax positions during the three month period ended September 30, 2008.  The change was attributed to a change in prior year estimates and additional tax positions taken.  The change in prior year estimates is associated with R&D credits taken for California for the tax years 2001-2007.  The Company has been under audit from the California Franchise Tax Board since 2007 for the 2001-2004 taxable years and received the preliminary results of the audit, disallowing a portion of the credit.  The Company is still appealing this decision as the audit has not been finalized.  The Company does not anticipate that these amounts will change materially during the next twelve months, however, should the Company win their appeal the accrual will change in that future period.

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

•                  Used by Aldila advisory staff member, Paula Creamer, for 4 LPGA wins to date in 2008.

•                  VooDoo

•                  Initially introduced on Tour only.

•                  Becoming one of the most popular shafts on the PGA Tour.

•                  Already used to win 8 events since its introduction.

•                  Began shipping to customers in the third quarter of 2008.

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

•                  On the PGA Tour, players using Aldila shafts have won 12 events including the World Golf Championship-CA Championship and the Verizon Heritage by Aldila advisory staff member, Boo Weekley.

•                  Players using Aldila shafts have also won 12 events on the Nationwide Tour and 12 events on the Champions Tour.

•                  On the LPGA Tour we have won 17, and Paula Creamer, an Aldila advisory staff member, has won four events.

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

During the 1990’s, the graphite golf shaft industry became increasingly competitive, placing extraordinary pressure on the selling prices of the Company’s golf shafts and adversely affecting its gross profit margins and level of profitability.  The competition on OEM production stock offerings was very tough, with selling price often times being the most critical factor. This had the effect of reducing the Company’s average selling prices during the 1990s.  Customers shifted away from branded shafts to customized OEM production shafts. As the Company re-emerged in 2003 in the branded shaft segment, the Company was able to achieve higher average selling prices.  In late 2004, the Company began to offer its OEM customers co-branded shafts for their stock offerings.  The introduction of co-branded shafts and the continued success in the branded segment had the effect of increasing the Company’s net sales and average selling prices over prior years.  The competition in the branded segment of the business has increased as there are a lot of good branded shafts in the marketplace, with the Company’s considered amongst the best.  The Company’s average selling price decreased by approximately 10% for the nine month period ended September 30, 2008 as compared to the comparable period for 2007.  The majority of this is attributed to a shift away from branded and co-branded shafts in the Company’s mix of shafts.  As the Company’s branded and co-branded shafts typically sell at higher selling prices than OEM production shafts, a significant change in product mix in any one period will have the effect of increasing or decreasing the average selling price of shafts sold.  In addition, increases and decreases in carbon fiber prices passed on to its customers could also have the effect of increasing or decreasing average selling prices in the future.  If the Company is unable to pass along carbon fiber prices to its customers, it could have an adverse impact on the Company’s gross margin.

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

Composite Materials

The Composite Materials segment is comprised of external sales of prepreg, film adhesives, fabrics and other materials and in 2007 the contribution provided by the Company’s 50% owned interest in CFT.  The Company sold its 50% interest in CFT to its joint venture partner on November 30, 2007.  As such, the Composite Materials segment will not benefit from contributions from CFT after that date.  The Company historically has not tracked inter-segment sales and has always looked at the contribution provided by Composite Materials based upon the external sales of materials.  The Company records all shared costs to Composite Products and allocates certain costs for segment reporting, such as shipping, purchasing and other administrative costs based upon the net revenues of each segment.  Costs that are specific to one segment are charged directly to the respective segment.

The Company began to manufacture composite materials in 1994.  Initially, the prepreg produced was mainly consumed by the Composite Products segment.  Until the current year, 2008, the Company’s external sales of prepreg and other materials had increased over the past several years.  Sales of prepreg as a percentage of net sales were 15% for the nine month period ended September 30, 2008 versus 15% for the nine month period ended September 30, 2007.   The Company has spent a significant amount of money over the past several years to increase the capacity of its prepreg operations in support of its external sales of prepreg and Composite Products operations.  Over the last several years, the Company has put in place two prepreg production lines, a second resin filmer and completed the installation of a wide prepreg tape line during the first quarter of 2008.  The prepreg lines add to the Company’s capacity of prepreg to support both the Composite Materials and Composite Products segments.  The additional resin filmer will support the Company’s wide tape line and provide redundancy as the Company had previously only one resin filmer.  In addition, the wide tape line will allow the Company to enter some markets it has previously not been able to get into.

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

Results of Operations

Third Quarter 2008 Compared to Third Quarter 2007

Net Sales

	For the three month period ended September 30,
	2008	2007	Chg	% Chg
Composite Products	$10,400	$10,991	$(591)	(5)%
Composite Materials	1,364	2,210	(846)	(38)%
Total Net Sales	$11,764	$13,201	$(1,437)	(11)%

Net sales decreased by $1.4 million, or 11%, for the three month period ended September 30, 2008 (“2008 Quarter”) as compared to the three month period ended September 30, 2007 (“2007 Quarter”).  The decrease in sales was attributed to decreases in Composite Products and Composite Materials sales.  The decrease in the Composite Products sales of $591,000 is mainly attributed to a change in product mix in 2008 as compared to 2007 and to a lesser extent a 3% decrease in shaft unit sales.  The Company’s average selling price of golf shaft sales decreased by 2% in the 2008 Quarter as compared to the 2007 Quarter.  There were decreases in sales of branded and OEM products, which were partially offset by an increase in sales of co-branded products.  A weak economy and decreased industry retail sales compared to last year negatively impacted our sales. Our sales continued to be hurt by slowing sales of second selling season OEM shaft programs.  New shaft programs slowly began to ship during the end of the 2008 Quarter.   Branded golf and co-branded shaft sales decreased to 33% of Composite Products sales for the 2008 Quarter as compared to 35% for the 2007 Quarter.  Composite Materials sales decreased by $846,000, or a 38% decrease.  The majority of our Composite Materials business is to customers in the recreational products industry.  Our customers businesses have been impacted by the weak economy similar to what is impacting the Composite Products segment.  We believe this to be temporary and our investments made in terms of capacity and personnel will resume their momentum as economic factors improve for our customer base.  Composite Materials have decreased to approximately 12% of the Company’s consolidated net revenues for the 2008 Quarter as compared to 17% for the 2007 Quarter.

Gross Profit

	For the three month period ended September 30,
	2008	2007	Chg	% Chg
Composite Products	$805	$2,404	$(1,599)	(67)%
Composite Materials	264	1,001	(737)	(74)%
Total Gross Profit	$1,069	$3,405	$(2,336)	(69)%

Total gross profit decreased by approximately $2.3 million, or 69% in the 2008 Quarter as compared to the 2007 Quarter.  The decrease was attributed to a decrease in Composite Products gross profit of $1.6 million and a decrease in Composite Materials gross profit of $737,000.  The decrease in Composite Products gross profit was mainly attributed to increased manufacturing costs attributed to lower volumes of Composite Products and Composite Materials and a change in manufacturing mix, with a larger percentage of shafts manufactured in Mexico in the 2008 Quarter as compared to the 2007 Quarter and to a lesser extent a shift in product mix sold during the quarter.  Branded and co-branded shafts typically sell at higher selling prices and contribute more to gross profit.  Composite Products gross margin decreased to 8% for the 2008 Quarter as compared to 22% for the 2007 Quarter.  The Company’s Vietnam factory continues to ramp up as new shaft programs are being qualified and its production should increase in the fourth quarter of 2008.  As the Company moves more of its manufacturing to Vietnam, it should help to offset the rising costs in China and the higher costs associated with Mexico, which should improve the Company’s gross profit in the future.  The Company recorded $139,000 for inventory reserves in the 2008 Quarter as compared to $77,000 for the 2007 Quarter.  The Composite Materials gross profit decreased by approximately $737,000, or 74%, in the 2008 Quarter as compared to the 2007 Quarter.  The decrease was mainly attributed to a decrease in sales of Composite Materials and to a lesser extent the loss of contribution provided by the operations of CFT in 2008 versus 2007.  The Company sold its remaining 50% interest in CFT to its joint venture partner during the fourth quarter of 2007, as such, the Composite Materials segment will not benefit from CFT during 2008 as compared to 2007.

Operating (Loss)Income

	For the three month period ended September 30,
	2008	2007	Chg	% Chg
Gross profit	$1,069	$3,405	$(2,336)	(69)%

Selling, General & Administrative (“SG&A) Expense
Composite Products	2,743	2,365	378	16%
Composite Materials	98	344	(246)	(72)%
Total SG&A	2,841	2,709	132	5%

Operating (Loss) Income
Composite Products	(1,938)	39	(1,977)	(5,069)%
Composite Materials	166	657	(491)	(75)%
Operating (Loss) Income	$(1,772)	$696	$(2,468)	(355)%
Operating Margin	(15)%	5%	(20)%

Operating income decreased by approximately $2.5 million, or 355%, in the 2008 Quarter as compared to the 2007 Quarter.  The decrease was attributed to a decrease in gross profit of $2.3 million and an increase in SG&A of $132,000.  SG&A increased as a percentage of revenues to 24% in the 2008 Quarter as compared to 21% for the 2007 Quarter.  SG&A expenses increased by $132,000 in the 2008 Quarter as compared to the 2007 Quarter, all of which is attributed to an increase in advertising and promotion in support of the Company’s branded shafts.  SG&A expense, excluding advertising and promotion, decreased by approximately 2% for the 2008 Quarter as compared to the 2007 Quarter.

Other Income (Expense)

	For the three month period ended September 30,
	2008	2007	Chg	% Chg
Operating (Loss) Income	$(1,772)	$696	$(2,468)	(355)%

Interest income	27	267	(240)	(90)%
Interest expense	(71)	—	(71)	100%
Other, net	79	(7)	86	1,229%
Equity in earnings of joint venture	—	90	(90)	(100)%
Total other income	35	350	(315)	(90)%
(Loss) Income before income taxes	$(1,737)	$1,046	$(2,783)	(266)%

Other Income decreased by approximately $315,000, or 90%, for the 2008 Quarter as compared to the 2007 Quarter.  The majority of the decrease was attributed to the decrease in interest income, a decrease in equity in earnings of joint venture and an increase in interest expense.  The decrease in interest income is attributed to having less cash invested during the 2008 Quarter as compared to the 2007 Quarter.  The increase in interest expense is attributed to interest associated with the Company’s credit facility it established during the first quarter of 2008.

Income Taxes

	For the three month period ended September 30,
	2008	2007	Chg	% Chg
(Loss) Income before income taxes	$(1,737)	$1,046	$(2,783)	(266)%
(Benefit) Provision for income taxes	(643)	359	(1,002)	(279)%
Net (Loss) Income	$(1,094)	$687	$(1,781)	(259)%
Effective tax rate	37%	34%	3%
Profit margin	(9)%	5%	(14)%

The Company recorded a benefit for income taxes in the amount of $643,000 in the 2008 Quarter as compared to a provision for income taxes of $359,000 for the 2007 Quarter.  The Company records its provision for income taxes in interim periods based upon its estimated annual effective rate.  The Company also records interest expense for its unrecognized tax benefits in the provision for income taxes.  The amount of expense for the 2008 Quarter and 2007 Quarter was approximately $31,000 and $13,000, respectively.  The Company had an increase in its accrual for unrecognized tax benefits of $630,000 during the 2008 Quarter.  The increase was attributed to a revision of prior year estimates and tax positions taken during the 2008 Quarter.  The revision of prior year estimates is associated with the California R&D credit for the tax years 2001-2007.  The Company has been under audit from the California Franchise Tax Board (“FTB”) since 2007 for the taxable years 2001-2004 and received a preliminary finding during the quarter.  The FTB is disallowing a portion of the Company’s R&D credits taken.  The Company is currently appealing the finding.

Nine Month Period Ended September 30, 2008 compared to the Nine Month Period Ended September 30, 2007

Net Sales

	For the nine month period ended September 30,
	2008	2007	Chg	% Chg
Composite Products	$35,885	$43,676	$(7,791)	(18)%
Composite Materials	6,186	7,802	(1,616)	(21)%
Total Net Sales	$42,071	$51,478	$(9,407)	(18)%

Net sales decreased by $9.4 million, or 18%, for the nine month period ended September 30, 2008 (“2008 Period”) as compared to the nine month period ended September 30, 2007 (“2007 Period”).  The decrease in sales was attributed to decreases in Composite Products and Composite Materials sales.  The decrease in the Composite Products sales of $7.8 million was mainly attributed to decreases in branded and co-branded shaft sales, which were partially offset by an increase in OEM shaft sales.  The Company’s average selling price of golf shaft sales decreased by 10% in the 2008 Period as compared to the 2007 Period on a 5% decline in unit sales.  A weak economy and decreased industry retail sales compared to last year impacted our sales. Our sales continued to be hurt by slowing sales of second selling season OEM shaft programs.  New shaft programs began delivery in the late third quarter of the 2008 Period.  Branded golf and co-branded shaft sales decreased to 33% of Composite Products sales for the 2008 Period as compared to 47% for the 2007 Period.  In addition, the 2007 Period benefited from $1.7 million of hockey stick sales as compared to zero for the 2008 Period.  Composite Materials sales decreased by $1.6 million, or a 21% decrease.  The majority of our Composite Materials business is to customers in the recreational products industry.  Our customers businesses have been impacted by the weak economy similar to what is impacting the Composite Products segment.  We believe this to be temporary and our investments made in terms of capacity and personnel will resume their momentum as economic factors improve for our customer base.  Composite Materials sales was approximately 15% of the Company’s consolidated net revenues for the 2008 Period and the 2007 Period.    The Company completed the installation of a wide prepreg tape line in the first quarter of 2008 and anticipates that this will enable the Company to get into different composite material markets in the future.

Gross Profit

	For the nine month period ended September 30,
	2008	2007	Chg	% Chg
Composite Products	$6,648	$12,871	$(6,223)	(48)%
Composite Materials	1,597	3,656	(2,059)	(56)%
Total Gross Profit	$8,245	$16,527	$(8,282)	(50)%

Total gross profit decreased by approximately $8.3 million, or 50% in 2008 Period as compared to the 2007 Period.  The decrease was attributed to decrease in Composite Products and Composite Materials gross profit.  The decrease in Composite Products gross profit was mainly attributed to the decrease in branded and co-branded sales in the 2008 Period as compared to 2007 Period.  In addition, the Composite Products gross profit in the 2007 Period benefited from approximately $250,000 in gross profit from hockey stick sales in the 2007 Period.  As noted before, the Company discontinued its hockey stick sales during the second quarter of 2007.  In addition, the 2008 Period has been impacted by increased manufacturing costs attributed to lower manufacturing volumes of Composite Products and Composite Materials.  Composite Products gross margin decreased to 19% for the 2008 Period as compared to 29% for the 2007 Period.  The Company’s Vietnam factory is ramping up and many of the Company’s customers have toured this facility and have come away impressed.  The Company plans to continue to move more of its manufacturing to Vietnam, which should help to offset the rising costs in China and improve the Company’s gross profit in the future.  The Company recorded additional inventory reserves of $355,000 in the 2008 Period as compared to $436,000 for the 2007 Period.  The Composite Materials gross profit decreased by approximately $2.1 million, or 56% in the 2008 Period as compared to the 2007 Period.  The decrease was mainly attributed to a decrease in contribution provided by the operations of CFT and to a lesser extent, gross profit provided by composite materials sales.  The Company sold its remaining 50% interest in CFT to its joint venture partner during the fourth quarter of 2007.  As such,  the Composite Materials segment did not benefit from CFT during the 2008 Period.

Operating (Loss) Income

	For the nine month period ended September 30,
	2008	2007	Chg	% Chg
Gross profit	$8,245	$16,527	$(8,282)	(50)%

Selling, General & Administrative (“SG&A) Expense
Composite Products	9,441	8,684	757	9%
Composite Materials	825	1,053	(228)	(22)%
Total SG&A	10,266	9,737	529	5%

Operating (Loss) Income
Composite Products	(2,793)	4,187	(6,980)	(167)%
Composite Materials	772	2,603	(1,831)	(70)%
Operating (Loss) Income	$(2,021)	$6,790	$(8,811)	(130)%
Operating Margin	(5)%	13%	(18)%

Operating income decreased by approximately $8.8 million, or 130%, in the 2008 Period as compared to the 2007 Period.  The decrease was mainly attributed to a decrease in gross profit of $8.3 million and an increase in SG&A of $529,000.  SG&A increased as a percentage of revenues to 24% in the 2008 Period as compared to 19% for the 2007 Period.  SG&A expenses were higher in the current period, which was primarily driven by front-loaded marketing programs, in support of the DVS® shaft and launch of the VooDoo shaft, and increases in selling expenses.  The Company anticipates that its advertising and promotion expenses will be higher for the year ended December 31, 2008 as compared to the same period in 2007.  In the 2008 Period, advertising and promotion expenses were 30% higher than the 2007 Period.  Excluding the increases in advertising and promotion expenses, SG&A decreased by 4% in the 2008 Period as compared to the 2007 Period.  That decrease was attributed to lower incentive expenses in the 2008 Period as compared to the 2007 Period, which was partially offset by an increase in professional fees associated with the Company’s establishment of a credit facility and restatement of its previously issued financial statements during the first quarter of 2008.

Other Income (Expense)

	For the nine month period ended September 30,
	2008	2007	Chg	% Chg
Operating (Loss) Income	$(2,021)	$6,790	$(8,811)	(130)%

Interest income	289	716	(427)	(60)%
Interest expense	(201)	—	(201)	100%
Other, net	137	4	133	3,325%
Equity in earnings of joint venture	—	280	(280)	(100)%
Total other income	225	1,000	(775)	(78)%
(Loss) Income before income taxes	$(1,796)	$7,790	$(9,586)	(123)%

Other Income decreased by approximately $775,000, or 78%, for the 2008 Period as compared to the 2007 Period.  The majority of the decrease was attributed to the decrease in interest income, a decrease in equity in earnings of joint venture and an increase in interest expense.  The decrease in interest income is attributed to having less cash invested during the 2008 Period as compared to the 2007 Period.  The decrease in cash invested was attributed to the special dividend the Company paid out during the first quarter of 2008.  The increase in interest expense is attributed to interest associated with the Company’s credit facility it established during the first quarter of 2008.

Income Taxes

	For the nine month period ended September 30,
	2008	2007	Chg	% Chg
(Loss) Income before income taxes	$(1,796)	$7,790	$(9,586)	(123)%
(Benefit) Provision for income taxes	(637)	2,747	(3,384)	(123)%
Net (Loss) Income	$(1,159)	$5,043	$(6,202)	(123)%
Effective tax rate	36%	35%	1%
Profit margin	(3)%	10%	(13)%

The Company recorded a benefit for income taxes in the amount of $637,000 in the 2008 Period as compared to a provision for income taxes of $2.8 million for the 2007 Period.  The Company’s effective tax rate was 36% for the 2008 Period as compared to 35% for the 2007 Period. The Company records its provision for income taxes in interim periods based upon it estimated annual effective rate.  The Company also records interest expense for its unrecognized tax benefits in the provision for income taxes.  The amount of expense for the 2008 Period and 2007 Period was approximately $56,000 and $39,000, respectively. The Company had an increase in its accrual for unrecognized tax benefits of $630,000 during the 2008 Period.  The increase was attributed to a revision of prior year estimates and tax positions taken during the 2008 Period.  The revision of prior year estimates is associated with the California R&D credit for the tax years 2001-2007.  The Company has been under audit from the California Franchise Tax Board (“FTB”) since 2007 for the taxable years 2001-2004 and received a preliminary finding during the quarter.  The FTB is disallowing a portion of the Company’s R&D credits taken.  The Company is currently appealing the finding.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) decreased by approximately $22.4 million as of September 30, 2008 as compared to December 31, 2007.  The decrease in cash was mainly attributed to dividend payments of $27.3 million, capital spending of approximately $1.2 million and income tax payments of $4.8 million, which was partially offset by net borrowings of $8.3 million under the Company’s credit facility with Key Bank.  The Company entered into the credit facility with Key Bank on February 8, 2008.  (See note 6 to the consolidated financial statements.)

The Company used approximately $1.2 million for capital expenditures during the 2008 Period as compared to $5.1 million during the 2007 Period.  The majority of the capital expenditures in 2008 were attributed to investment in the Composite Products segment.  The Company has spent approximately $900,000 in support of Composite Products and $346,000 for Composite Materials, which was attributed to the aforementioned final installation of the wide tape line.  Management anticipates that capital expenditures will not exceed $1.5 million for 2008.

The Company declared and paid a special $5.00 cash dividend to shareholders during the 2008 Period.  The special dividend payments to shareholders totaled $25.8 million.  In addition to the special dividend, the Company paid two $0.15 per share quarterly dividends during the 2008 Period. The Company’s dividend policy is reviewed quarterly during the Company’s Board of Directors meetings and subject to Board approval.  The Company announced on August 21, 2008 that it was discontinuing its quarterly dividend.  The Company borrowed $12.0 million from Key Bank during the 2008 Period to help support the special dividend paid and paid back $3.7 million during the 2008 Period.  The borrowing is comprised of a term loan and a revolving line of credit.  The Company borrowed $5.0 million against the term loan, which is payable over a five year period.  The Company makes monthly principal payments of $83,333 plus interest to Key Bank against the term loan.  The Company borrowed $7.0 million against the revolving line of credit during the 2008 Period and the Company paid back $3.0 million during the 2008 Period.  The Company made $667,000 in principal payments against its term loan.

We believe that our cash available from future operating and financing activities will be adequate to meet our anticipated requirements for working capital, capital expenditures, debt service and the payment of any future dividends, if granted by the Company’s Board of Directors.  There can be no assurance, however, that our business will continue to generate cash flows at current levels.  If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, reduce capital expenditures or obtain additional financing and there is no assurance we will be able to do so on a timely basis or on satisfactory terms.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”).  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  We have not yet determined the impact that the implementation of FAS 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate adoption to significantly impact our consolidated financial statements.  The adoption of FAS 157 did not have a material effect on the Company’s results of operations.

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

Backlog

As of September 30, 2008, the Company had a sales backlog of approximately $9.7 million compared to approximately $12.2 million as of September 30, 2007.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

The Company’s Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Risk Factors” in Part I, Item 1A of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K.  The forward-looking statements in this 10-Q are particularly subject to the risks that:

•                  our product offerings, including the NV®, VS Proto™, DVS®, VooDoo shaft lines and product offerings outside the golf industry, will not achieve or maintain success with consumers or customers;

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
There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

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

Dated:	ALDILA, INC.

November 7, 2008	/s/ Scott M. Bier
Scott M. Bier
Signing both in his capacity as
Chief Financial Officer and as Chief Accounting
Officer of the Registrant