Form 10-K
period 2008-12-31
ALDILA INC
filed 2009-03-16
CIK 902272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

858-513-1801
Registrant's telephone number, including area code

         Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ—Global Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of voting stock held by non-affiliates as of June 30, 2008 was—$29.0 million.

         Common shares outstanding as of March 12, 2009 was—5,174,183

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated into this report by reference:

         Part III, Items 10, 11, 12, 13 and 14. The Registrant's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year.

ALDILA, INC.

Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

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

Item 1.    Business

General

        Aldila, Inc. ("Aldila" or the "Company") is a leading designer and manufacturer of high-quality innovative graphite (carbon fiber-based composite) golf shafts today. Aldila conducts its operations through its subsidiaries, Aldila Golf Corp. ("Aldila Golf") and Aldila Materials Technology Corp ("AMTC"). Aldila enjoys strong relationships with most major domestic and many foreign golf club manufacturers including Callaway Golf, TaylorMade-adidas Golf, Ping and Acushnet Company. Aldila believes that it is one of the few independent shaft manufacturers with the technical and production expertise required to produce high-quality graphite shafts in quantities sufficient to meet demand. The Company's current golf shaft product lines consist of Aldila branded and co-branded products designed for its major customers and custom club makers, as well as custom shafts developed in conjunction with its major customers. These product lines are designed to improve the performance of any level of golfer from novice to tour professional.

        In 1994, the Company started production of its principal raw material for golf shafts, graphite prepreg, which consists of carbon fibers combined with epoxy resin in sheet form. See "Manufacturing—Composite Materials." The Company now produces substantially all of its graphite prepreg requirements internally and also sells prepreg externally to third parties.

        In 1998, the Company established a manufacturing facility in Evanston, Wyoming for the production of carbon fiber; in an effort to further vertically integrate its manufacturing operations. On October 29, 1999, SGL Carbon Fibers and Composites, Inc. ("SGL") purchased a 50% interest in the Company's carbon fiber manufacturing operation. The Company and SGL entered into an agreement to operate the facility through a limited liability company with equal ownership interests between the joint venture members. The Company and SGL also entered into supply agreements with the new entity, Carbon Fiber Technology LLC ("CFT"), for the purchase of carbon fiber at cost plus an agreed-upon mark-up. Profits and losses of CFT were shared equally by the partners. The Company sold its remaining 50% interest in CFT to SGL on November 30, 2007. The Company secured a five year supply agreement with CFT. The agreement allows, but does not require, the Company to purchase up to 900,000 pounds of carbon fiber during the first year and up to approximately 996,000 pounds of carbon fiber in years two through five.

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

        Unlike steel shafts, the design of graphite shafts is easier to alter with respect to weight, flex, flex location, balance point and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved "feel" to the golfer. The improvements in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics for many golfers compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods. According to the 2008 U.S. National Consumer Survey ("2008 Survey"), conducted by The Darrell Survey Company, graphite continues to dominate the professional and consumer wood club market. The 2008 Survey found that over 99% of new drivers purchased contained graphite shafts. In hybrid clubs, (also known as utility clubs and driving irons), 87% of the new clubs purchased had graphite shafts, up from 80% the previous year. The acceptance of graphite shafts in irons has not achieved the same success as in woods. The 2008 Survey found that irons with graphite shafts accounted for 27% of new club purchases.

Products

Golf Shafts—

        Aldila offers a broad range of innovative and high-quality graphite golf shafts designed to maximize the performance of golfers of every skill level. The Company manufactures hundreds of unique graphite shafts featuring various combinations of performance characteristics such as weight, flex, flex point, balance point and torque. All of the Company's shafts are composite structures consisting principally of carbon fiber and epoxy resins. The Company's shafts may also include boron (added to increase shaft strength) or fiberglass. The Company regularly evaluates new composite materials for inclusion in the Company's golf shafts and new refinements on designs using current materials.

        The Company's shafts, which constituted approximately 86% of net sales in the year ended December 31, 2008, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts and co-branded shafts as well as generate design ideas for customized shafts. The Company's branded and co-branded models are typically sold to golf club manufacturers, distributors and golf pro and repair shops and are used either to assemble a new custom club from selected components or as an after market re-shaft of existing clubs. The Company also helps develop cosmetic designs to give the customer's golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics. The prices of Aldila shafts typically range from $6 to $300.

        The Company introduced the NV Prototype at the 2003 PGA Merchandise Show in January 2003 and subsequently changed it to the NV®. The NV® went on to become the most successful new product launch in the Company's history and returned Aldila to the forefront of the composite shaft industry. The NV® features the Company's exclusive Micro Laminate Technology® ("MLT"). The Company followed up the NV® with the introduction of the NVS™, NV ProtoPype®, NV® Hybrid, NVS™ Hybrid and the Gamer® shafts in 2004. All of these product line extensions and new product lines target specific objectives, whether it is for a higher initial launch angle, more controlled launch angle or reduced torque to target various golf enthusiasts. Hybrid clubs are still currently an important segment of the golf industry for graphite shaft companies, as they are predominantly shafted with graphite shafts. They are designed to replace long irons, usually shafted with steel shafts, by providing a club that is easier to hit and much more forgiving for the average as well as very skilled players. The Company offers a full range of shafts to fit hybrid clubs, including the DVS™ Hybrid, VS Proto™ Hybrid, NV® Hybrid, NVS™ Hybrid and Gamer®. In the spring of 2006, Aldila began shipments of VS Proto™ and the VS Proto™ Hybrid. Both are high-end, high performance shafts featuring carbon nanotubes as well as aerospace carbon fibers and Aldila's exclusive high performance resin system. In 2007, Aldila began shipping the Aldila DVS™ wood and hybrid shaft. The DVS™ features a new responsive tip design combined with very low torque to maximize kick at impact while still maintaining accuracy. The DVS™ is also constructed with Aldila's MLT and features carbon nanotubes for optimal feel and performance. The Company introduced the VooDoo® shaft in June of 2008 featuring our S-core Technology™. We began offering it on Tour with the VooDoo® name and colors in February of 2008. What sets the VooDoo® apart from other shafts is its patent pending S-core, or stabilized core, technology designed to increase distance and provide outstanding accuracy with each swing. The shaft utilizes a high modulus carbon fiber stabilizing rib running the length of the shaft. This internal structure greatly stabilizes the shaft's cross-section. The internal rib system increases hoop strength and cross sectional stiffness to such an extent that it is approximately 80 percent greater than conventional graphite shafts, and up to 60 percent greater than competitors' attempts at cross sectional stabilization. This increased stability allows the VooDoo® to better resist shaft ovaling and deformation during the swing, which maximizes energy transfer to the ball and because the shaft's symmetry is maintained throughout the swing, it loads and unloads more consistently, enabling you to more reliably deliver the club head to the ball every swing. With this shaft more energy is stored in pure bending and released to the ball at impact, which leads to greater ball speed. The VooDoo® was quickly embraced on the PGA, Nationwide and European Tours. The Company believes that it will continue to be successful in the branded segment for the foreseeable future and has focused its engineering, marketing and advertising effort in support of this business.

Composite Materials—

        Since 1994, the Company has manufactured prepreg material for its production of golf shafts. The Company manufactures almost all of the prepreg that it uses in its golf shaft operations. In 1998, the Company began selling prepreg manufactured in its Poway, California manufacturing facility to third parties. Net sales of prepreg represented approximately 14% of the Company's aggregate net sales in 2008. The Company expanded its prepreg operations beginning in 2005 and now has six, twenty-four inch wide tape lines and one, fifty-inch wide tape line. In addition, the Company has two resin filmers which provide film sets for its prepreg operations and accommodates sales of adhesive film to external third parties.

Other Products—

        The Company began the manufacture of composite hockey sticks in 2000. The manufacture of composite hockey sticks is similar to that of graphite golf shafts and uses similar raw materials. Revenues from the sale of hockey sticks were approximately 2% of net sales in 2007. The Company made a decision during the second quarter of 2007 to discontinue the manufacturing efforts of the hockey stick product lines. The Company also manufactures other tube products for various applications, all of which use manufacturing operations similar to graphite shafts. The Company does not expect these applications to have a material affect on its operations.

Product Design and Development

        Aldila is committed to maintaining its reputation as a leader in innovative shaft design and composite materials technology. The Company believes that the enhancement and expansion of its existing product lines and the development of new products are necessary for the Company's growth and success. The Company's research and development efforts are done in-house. The Company spent approximately $2.9 million and $2.4 million for the years ended December 31, 2008 and 2007, respectively, such costs were included in cost of sales.

Graphite Shafts

        Graphite shaft designs and modifications are frequently the direct result of the combined efforts and expertise of the Company and its customers to develop an exclusive shaft for each customer's clubs. New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts as well as to generate design ideas for customized shafts. To improve and advance product designs as they relate to composite technology and the shaft manufacturing process, the Company's engineers utilize existing materials, such as boron, kevlar, fiberglass, ceramic, thermoplastic and carbon fiber. The Company's engineers also look to newer, more advanced materials such as carbon nanotubes. Nanotechnology is a fast growing field of research that has good potential for structures such as composite golf shafts. The Company believes it is one of the first major shaft company to employ carbon nanotubes in shaft design, and is at the forefront of utilizing this emerging technology in golf shaft development. The Company's design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers. The Company's research and development efforts have resulted in the Aldila "One," Aldila NV®, NVS™, NV ProtoPype®, NV® Hybrid, NVS™ Hybrid, Gamer®, VS Proto™, VS Proto™ Hybrid, DVS and VooDoo® shafts. All of the NV® family of shafts feature the Company's exclusive MLT. Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or otherwise respond successfully to emerging market trends.

        The Company has applied its composite materials expertise on a limited basis to other products in recent years, including hockey sticks, graphite tubing and other molded parts on a special order basis.

Composite Materials

        Composite materials are designed to supply specified products to support the Company's golf shaft manufacturing requirements and outside sales demand. The Company is focused on developing and providing world class quality composite materials for a variety of applications other than golf. These products are developed based upon a variety of requests and include variations in thickness, fiber types, combinations of fibers and fabrics, processing cure cycles and alternative resin matrices. The Company provides a wide range of unidirectional prepregs, prepreg fabrics, and film adhesives with high performance resins that can be cured from 180°F to 400°F available in widths from 4 to 50 inches wide. The Company utilizes a flexible manufacturing model that enables it to provide short lead times and accommodate customer change order requests. The Company's focus on continuous process improvement and technological research enables the Company to be competitive in the world market as a materials supplier.

Customers and Customer Relations

        The Company believes that its close customer relationships and responsive service have been significant elements of its success to date, establishing itself as a premier graphite shaft company and expanding composite materials company. The Company has two distinct customer service departments, one for graphite shaft customers and one for composite material customers. Each department is specialized in order to accommodate their specific customer base. The Company's graphite shaft customers often work together with the Company's graphite shaft engineers when developing a new golf club in order to design a club that maximizes the performance features of the principal component parts: the grip, the clubhead and the Aldila shaft. The Company's partnership relationship with its customers continues after the products have been developed. Following the design process, the Company continues to provide high levels of customer support and service in areas such as quality control and assurance, timely and responsive manufacturing, delivery schedules and education. The Company believes the physical proximity of its headquarter facilities to many of its graphite shaft customers has facilitated a high degree of customer interaction and responsiveness to their specific customer needs. While the Company has had long-established relationships with most of its graphite shaft customers, it is not the exclusive supplier of graphite shafts to most of them and generally does not have long-term supply agreements with its customers.

        For fiscal year 2008, the Company had approximately 918 golf shaft customers and approximately 82 composite materials customers. The golf shaft customers included approximately 104 golf club manufacturers and more than 225 distributors, with the balance principally consisting of custom club assemblers, pro shops and repair shops. However, the majority of the Company's sales have been and may continue to be concentrated among a relatively small number of customers. Sales to the Company's top five customers represented approximately 59% and 59% of net sales in 2008 and 2007, respectively.

        Historically, Aldila's principal customers have varied as a result of general market trends in the golf industry, in particular, the prevailing popularity of the various clubs that contain Aldila's shafts. As a result, there typically are changes in the composition of the list of the Company's ten most significant customers from year to year. Due to the substantial marketplace success of their clubs in recent periods, for the last several years the Company's largest customers have been Acushnet Company, Callaway Golf, and Ping. While the Company believes its relationship with each of these major customers is good, the Company is not the exclusive supplier to any of them. The Company's sales to its principal customers have varied substantially from year to year.

Customer	2008	2007
Ping	21%	18%
Acushnet Company	16%	21%
Callaway Golf	15%	13%

        Because of the historic volatility of consumer demand for specific clubs, as well as continued competition from alternative shaft suppliers, sales to a given customer in a prior period may not necessarily be indicative of future sales and it is often difficult to project the Company's sales to a given customer in advance.

Marketing, Advertising and Promotion

        The Company's marketing efforts are geared towards its graphite shaft business. Its strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts and to increase overall market acceptance and use of graphite golf shafts. The Company utilizes a variety of marketing and promotional channels to increase sales of Aldila brand name shafts through its network of distributors and to support Aldila's brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers. Although the Company has very limited sales directly to the end users of its products, the Company believes that its brand name recognition contributes to the marketability of its customers' products. In addition, Nick Price, Boo Weekley and Paula Creamer serve on the Company's advisory staff and assist in its marketing efforts. Aldila's marketing and promotion expenditures were approximately $4.0 million and $3.3 million in 2008 and 2007, respectively. The Company does not currently incur significant marketing expenses for its products other than golf shafts.

Sales and Distribution

        Within the golf club industry, most companies do not manufacture the three principal components of the golf club—the grip, the shaft and the clubhead—but rather source these components from independent suppliers that design and manufacture components to the club manufacturers' specifications. As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and to a lesser extent, distributors, custom club shops, pro shops and repair shops. Distributors typically resell the Company's products to custom club assemblers, pro and custom club shops, and individuals. The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers and distributors. Sales to golf club manufacturers and assemblers accounted for approximately 80% of net sales for the year ended December 31, 2008 as compared to 76% for the previous year.

        Composite materials sales, which represented 14% of the Company's 2008 net sales, are made primarily to manufacturers of composite products. The Company predominantly has utilized its internal sales force in the marketing and sale of these products to its customers in the past and will continue to utilize its internal sales force for the sales of prepreg in the future.

        International sales represented 39% and 34% of net sales for the years ended December 31, 2008 and 2007, respectively. The Company's international sales have increased from 18% in 2004 to 39% in 2008. A significant portion of the increase is attributed to increased sales to customers in China. The majority of these customers are assemblers in China, with the end product usually being shipped back to the United States or Europe. See Note 12 in the Notes to Consolidated Financial Statements for further breakdown of our international sales and long-lived assets.

Manufacturing

        The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to its customers' orders and provide sufficient quantities on a timely basis. The Company today operates three golf shaft manufacturing facilities and one prepreg manufacturing facility. During its 36 years of operation, the Company has improved its manufacturing processes and believes it has established a reputation as the industry's leading volume manufacturer of high performance graphite shafts.

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

Composite Materials (Prepreg) Manufacturing Process.

        The Company now produces substantially all of its prepreg requirements internally and is dependent on its own prepreg production operation to support its shaft manufacturing requirements and for its outside sales of composite materials. The Company is, however, somewhat dependent upon certain prepreg suppliers for types of prepreg that it does not produce and, therefore, the Company expects to occasionally purchase some prepreg products from outside suppliers in the future for its graphite shaft business. The manufacturing of prepreg is usually a three step process: first, resin components are mixed with catalyst to form a resin system, second: the mixed resin is applied to paper utilizing one the Company's state of the art resin filmers, and lastly the completed film set is combined with carbon fiber and heated through various stages at various temperatures to allow the resin to release into carbon fiber and complete a roll of prepreg.

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

Competition

        Aldila operates in a highly competitive environment in both the United States and international markets for the sale of its graphite golf club shafts. The Company believes that it is the largest supplier of graphite shafts to the United States club market, which results from its ability to establish a premium brand image and reputation among golf club companies as a value-added supplier with competitive prices. The Company believes that it competes in the premium branded and co-branded segment of the graphite golf shaft industry with several companies. The Company believes that its major competitors in this segment of the graphite shaft market include but are not limited to, Fujikura, Mitsubishi, UST, GDI and Grafalloy (a True Temper Company). This market is a highly competitive market that requires recognized brand name that has PGA Tour acceptance to compete in this market. The largest segment of the graphite golf shaft market is the OEM shaft market for OEM stock shafts. The competition in this market is the stiffest. In order to compete in this market a Company must meet strict shaft specifications, have a large enough scale to meet the demand of this market, meet tight lead times and deliver quality products. The Company competes with the aforementioned competitors in this market along with golf club assemblers. Golf club assemblers are one stop shops that assemble the clubs and often manufacture golf club heads and shafts. The Company believes it has more shaft capacity, with its multiple manufacturing locations, than its competitors, which allows the Company some flexibility in where it produces shafts and to compete on its ability to meet tough lead times and deliver quality product. Presently, there exists substantial excess graphite shaft manufacturing capacity both in the United States and in other countries.

        The Company also competes for sales of prepreg from its prepreg facility with other producers of prepreg, many of whom have substantially greater research and development, managerial and financial resources than the Company. Some producers have been producing prepreg for substantially longer periods of time than the Company has, and represent significant competition to the Company. The Company's ability to compete in the sale of prepreg is dependent to some extent on the demand from manufacturers and consumers of prepreg products to utilize the types of products the company produces. In addition, the ability to purchase specific fiber when required, could limit the Company's ability to compete in prepreg sales.

Intellectual Property

        Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products. The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company's products and intends to continue to protect them to the fullest extent practicable. As of December 31, 2008, the Company had approximately 21 domestic trademarks.

Employees

        As of December 31, 2008, Aldila employed 1,303 persons on a full-time basis, including 12 in sales and marketing, 24 in research, development and engineering and 1,074 in production. The balance of employees is administrative and support staff. The number of full-time employees includes 182 persons who are employed in the Company's Mexico facility, 592 persons who are employed in the Company's China facility, 354 persons who are employed in the Company's Vietnam facility and 180 persons who are employed in the Company's Poway, California location in prepreg manufacturing and headquarters' facilities. As of December 31, 2008, the Company also employed 5 temporary employees. Aldila considers its employee relations to be good.

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

Backlog

        As of December 31, 2008, the Company had a sales backlog of approximately $8.6 million compared to approximately $10.2 million as of December 31, 2007. Historically, the majority of the dollar volume of the Company's backlog at the end of a quarter has been shipped during the following quarter. However, the backlog as of December 31, 2008 contains a higher percentage of orders that are scheduled for shipment beyond the following three months, particularly in the second quarter of 2008. Orders can typically be cancelled without penalty up to 30 days prior to shipment. Historically, the Company's backlog generally has been highest at the beginning of the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

Item 1A.    Risk Factors

Dependence on Discretionary Consumer Spending

        Sales of golf equipment have historically been dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions. The country is currently in one of the worst recession in years, coupled with the collapse of the world's financial industry and the U.S. housing markets, consumers have drastically reduced their spending in the back half of 2008. With this recent and significant deterioration of economic conditions in the U.S. and elsewhere, there has been considerable pressure on consumer demand, and the resulting impact on consumer spending has had and may continue to have a material adverse effect on the demand for the Company's products as well as its financial condition and results of operations. Consumer demand and the condition of the golf retail industry may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact the Company's business. This has negatively impacted the golf industry, which saw a decrease in equipment sales of 6%-8% in 2008. The golf industry has historically been a recession proof industry, in which equipment sales ranging plus or minus one to two percent. The Company saw a larger decrease in sales as its customers reacted to their decreases by reducing their inventories. A continued decrease in consumer demand and spending on golf equipment or, in particular, a decrease in demand for golf clubs with graphite shafts could have an adverse effect on the Company's business and operating results and its ability to service its credit facility.

Customer Concentration

        The Company's sales have been, and very likely will continue to be, concentrated among a small number of customers. In 2008, sales to the Company's top five customers represented approximately 59% of net sales. Aldila's principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts. In 2008, Ping accounted for 21% of net sales, Acushnet Company accounted for 16% of net sales and Callaway Golf accounted for 15% of net sales. The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of specific clubs manufactured by customers, will have on its future business or operating results.

        While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with the industry practice, generally does not have long-term contracts with its customers. We believe that Ping, Acushnet Company and Callaway Golf, who collectively represent approximately 52% of the Company's net sales in 2008, each purchased from at least two other graphite shaft suppliers. In the event Ping, Acushnet Company and Callaway Golf, or any other significant customer, increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good, the loss of a significant customer, or a substantial decrease in sales to a significant customer, could have a material adverse effect on the Company's business and operating results. In addition, sales by the Company's major customers are likely to vary dramatically from time to time due to fluctuating consumer demand for golf equipment generally and for their specific products.

Competition

        Aldila operates in a highly competitive environment for golf equipment sales. The Company believes that it competes principally on the basis of its ability to provide a broad range of high quality, performance graphite shafts, its ability to deliver customized products in large quantities and on a timely basis, the acceptance of graphite shafts in general, and Aldila branded shafts, in particular, by professionals and other golfers whose preferences are to some extent subjective, and finally, price.

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

        As the Company further enters into the manufacture and sale of prepreg products, it competes with other producers of prepregs, many of whom have substantially greater research and development, managerial and financial resources than the Company and represent significant competition for the Company.

Shaft Manufacturing by Club Companies and One-Stop Shops

        Another factor that could have a negative impact in the future on the Company's sales to golf club manufacturers would be a decision by one of its customers to manufacture all or a portion of their graphite shaft requirements, or to have an increased amount of their requirements filled from one-stop shops (where main components, shaft or head, of the golf club could be produced or purchased and assembled). While the Company has not, to date, experienced any material decline in its sales for these reasons, should any of the Company's major customers decide to meet any significant portion of their shaft needs either internally or through one-stop shops, it could have a material adverse impact on the Company and its financial results.

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

Reliance on Offshore Manufacturing Facilities

        The Company operates manufacturing facilities in Tijuana, Mexico, Zhuhai, People's Republic of China and Ho Chi Minh City, Vietnam. The Company pays certain expenses of these facilities in Mexican pesos, Chinese renminbis and Vietnam dong, respectively, which are subject to fluctuations in currency value and exchange rates. The facility in Tijuana, Mexico operates pursuant to the "maquiladora" duty-free program established by the Mexican and United States governments. Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico. The Company also operates in the People's Republic of China in a special economic zone, which affords special advantages to companies with regards to income taxes. The operation in Vietnam also enjoys advantages in regards to income taxes. There can be no assurance that the governments of Mexico, the People's Republic of China or Vietnam will continue the programs currently in place or that the Company will continue to be able to benefit from these programs. The loss of these benefits could have an adverse effect on the Company's business. The Company is also subject to other customary risks of doing business outside the United States, including political instability, other import/export regulations and cultural differences.

Raw Material Cost/Availability

        The Company's gross profit margin, in part, is dependant on the price paid for carbon fiber purchased from vendors. Historically, the carbon fiber market has been cyclical and experienced periods of excess capacity and low prices followed by periods of little excess capacity and high prices. In the past, when there was excess capacity, carbon fiber suppliers sold carbon fiber at reduced prices, which had the effect of increasing competition, as carbon fiber was less expensive and material was available in the graphite shaft and composite materials businesses. During tight supply times, the Company may have difficulty in obtaining certain types of carbon fibers, which are used in the Company's graphite shafts and composite prepreg materials.

        Since 2003, the trend has been toward less excess capacity and higher prices, although beginning in 2006 prices of carbon fiber leveled somewhat. Management cannot predict the timing or extent of future price changes for carbon fiber, but higher prices may negatively impact the Company if the Company is not able to pass along these increases to its customers.

        The Company has relationships with vendors for its carbon fiber needs through 2009 and beyond. In the world carbon fiber market, there are a limited amount of carbon fiber manufacturers. The Company currently purchases carbon fiber from most of these carbon fiber manufacturers, with a large part of those purchases coming from CFT. Depending on market conditions prevailing at the time and the extent to which production at CFT meets expectations, the Company may face difficulties in obtaining adequate supplies of carbon fiber from the other vendors that the Company currently utilizes. If it appears that CFT is not likely to satisfy a significant portion of the Company's needs or if it appears that there will not be adequate availability in the carbon fiber market, the Company may not have made arrangements in advance for the purchase of material amounts of carbon fiber from its existing alternative sources or identify other sources.

        The Company is dependent on its internal production of graphite prepreg to support its shaft manufacturing operations and composite materials business. If the Company's prepreg production is interrupted for any reason and the Company is unable to secure an alternative supply of prepreg, it could have a material impact to the Company's business. The exposure to the Company resulting from its reliance on its own internal production of the raw materials for its golf shaft business is enhanced because the Company currently operates only one prepreg facility. As noted above, the carbon fiber and composite prepreg industries have encountered various capacity issues in the past, and either situation can have an adverse effect on the Company's business.

Utilization of Certain Hazardous Materials

        In the ordinary course of its manufacturing processes, the Company uses hazardous substances and generates hazardous waste. The Company has not, to date, incurred any material liabilities under environmental laws and regulations and believes that it is in substantial compliance with applicable laws and regulations. Nevertheless, no assurance can be given that the Company will not encounter environmental problems or incur environmental liabilities in the future, which could adversely affect its business.

Reliance on Key Personnel

        The success of the Company is dependent upon its senior management team, as well as its ability to attract and retain qualified personnel. There is competition for qualified personnel in the golf shaft industry as well as the carbon fiber business. Further, in the past, we have used equity incentive programs as part of our overall employee compensation arrangements to both attract and retain qualified personnel. The recent decline in our stock price has negatively impacted, and may continue to negatively impact, the value of these equity incentive and related compensation programs as retention and recruiting tools. We may need to create new or additional equity incentive programs and/or compensation packages to remain competitive, which could be dilutive to our existing stockholders and/or adversely affect our results of operations. There is no assurance that the Company will be able to retain its existing senior management personnel or to attract additional qualified personnel.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK PERFORMANCE

	2008			2007
	Dividends Declared	High	Low	Dividends Declared	High	Low
First Quarter	$5.15	$11.79	$9.49	$0.15	$19.24	$14.58
Second Quarter	$0.15	$11.25	$5.76	$0.15	$16.89	$14.52
Third Quarter	$0.00	$5.58	$3.66	$0.15	$17.00	$14.37
Fourth Quarter	$0.00	$7.99	$2.21	$0.15	$18.12	$15.31

        On March 12, 2009, the closing common stock price was $5.92. There were approximately 144 common stockholders of record. The company believes a significant number of beneficial owners also own Aldila stock in "street name."

        Aldila, Inc. common stock is traded on The NASDAQ—Global Market, symbol: ALDA.

        The Company intends to retain earnings for use in operations and payments of cash dividends on its common stock. Cash dividends are discussed by the Company's Board of Directors and management at each quarterly Board Meeting, and if approved, cash dividends are announced. On February 11, 2008 the Company declared a $5.00 special cash dividend per share to be paid on March 10, 2008 to shareholders of record as of February 25, 2008. The Company announced on August 21, 2008, that its Board of Directors decided to suspend its quarterly cash dividend.

        The Company announced on August 24, 2007 the commencement of a "Dutch auction" Tender Offer ("Offer") to acquire shares of its common stock and the termination of the Company's open stock repurchase plan that the Company had established in July of 2006. The Offer expired at 5:00 p.m. New York Time, September 28, 2007 and was settled on October 4, 2007. Under the Offer, the Company was able to acquire 370,845 shares of its common stock at a price of $16.85, costing the Company approximately $6.2 million. Prior to the termination of the Company's stock buyback plan, the Company purchased 75,596 shares under this plan during 2006 and 32,661 shares in 2007.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information regarding securities authorized for issuance under the Company's equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options(2)	Number of securities to be issued upon vesting of restricted stock	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders—1994 Stock Incentive Plan	155,202	$10.72	57,651	212,853

Equity compensation plans not approved by security holders—1992 Stock Option Plan(1)	—		—	20,167

Total	155,202		57,651	233,020

(1)
In 1992, the Company adopted the 1992 Stock Option Plan to provide equity incentives for the management and directors of the Company. The Company has reserved 175,431 shares for issuance under this Plan. The Company does not expect to issue additional options under the 1992 Plan.

(2)
On October 7, 2008, the Compensation Committee ("Committee") of Aldila Inc.'s Board of Directors modified all outstanding stock options issued prior to May 30, 2008 under the Aldila Inc. 1994 Stock Incentive Plan. The modifications adjusted the exercise price to reflect the aforementioned $5.00 special cash dividend paid during the first quarter of 2008. The modifications were made by the Committee, acting as Administrator of the Plan, pursuant to Section 12 of the Plan which governs "Changes upon Recapitalization." The modifications are intended to comply with applicable IRS regulations regarding modifications to incentive stock options. The weighted average share prices reflect the impact of the modification.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

        The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2008 or 2007. The Company's significant accounting estimates identified are, revenue recognition, accounts receivables, inventory valuation and income taxes. The Company is disclosing segment information for two operating segments, Composite Products and Composite Materials. Composite Products is comprised of sales of golf shafts, hockey sticks and other composite products. Composite Materials is comprised of external sales of prepreg products in the forms of uni-tapes, fabrics and film adhesives along with contributions from its interest in CFT through 2007.

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

Revenue Recognition

        The Company recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return shafts for breakage within a limited time after delivery. We track such shaft breakage returns, and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns at the time sales are made. The Company believes that any shafts returned for breakage will be returned within three years of the initial sale of the shaft. The Company estimates in regards to total actual returns, that 50% will be returned in the first year after sale, 30% in the second year after sale and the remaining 20% in the third year after sale, assuming a mid-year convention. The Company's breakage return rate has been between 0.17% and 0.91% (breakage returns divided by sales dollars) for the past ten years. The Company has historically utilized a four-year moving average of the breakage return rate to record its estimated liability. The four-year average utilized in the accrual estimate as of December 31, 2008 is 0.24%. The Company's breakage return rate has declined over the past years. The highest four-year average over the past ten years has been 0.60%. If the Company were to use 0.60% in estimating its liability as of December 31, 2008, it would have the effect of increasing the liability by approximately $488,000, which would be recorded in cost of goods sold. While breakage returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. In addition, the current economic environment has changed the landscape of credit worthiness worldwide, with more and more companies forced to stretch their resources. The Company believes that its focus in this area should help to identify and prevent problem accounts before they become significant. However, since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. The Company estimates its allowance for doubtful accounts on a monthly basis, by reviewing all amounts owed to the Company and focusing on those amounts that are greater than 60 days past due. The Company reviews the customers that have amounts greater than 60 days past due and where appropriate, establishes a reserve for the receivable amount that Company deems to be at risk in collecting. As of December 31, 2008, the Company estimated this amount to be approximately $63,000. If the Company were to reserve for the total amount greater than 60 days past due, it would increase the allowance by approximately $111,000, which would be recorded in administrative expense.

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

        The Company's reserve methodology consists of the following: reviewing on hand inventories of all of its finished goods shafts and comparing inventories to historical sales trends and anticipated sales forecasts. A 100% reserve is established for all shafts that are deemed to be obsolete. In some cases a reserve of 50% or 25% may be established to discount the product to its estimated realizable value. Raw materials are reviewed based upon estimated future production and when appropriate, reserves are established. Shafts that are designated for rework (parts that need additional work) are reviewed and when appropriate reserves are established. The final analysis is to review inactive inventory, and apply reserves to parts that were not included in the other analyses and have been inactive in the system for a period of twelve months. The Company's average reserve percentage compared to gross inventory has been approximately 9% for the past five years. In the past five years, the highest reserve percentage was approximately 10% and the lowest reserve percentage was approximately 8%. The Company's reserve percentage as of December 31, 2008 is 9%. See the estimated impact below to cost of goods sold, utilizing the different reserve rates above:

(Amounts below in thousands)	Highest	Average	Lowest
Gross inventory as of 12/31/08	$12,750	$12,750	$12,750
Reserve rate	10.4%	8.8%	7.7%

Estimated reserve	1,325	1,127	983
Recorded Reserve as of 12/31/08	1,167	1,167	1,167

Impact to costs of goods sold	$158	$(40)	$(184)

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

Income Taxes

        On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007, and has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As of the date of adoption, the Company had approximately $754,000 of unrecognized tax benefits including interest. For the period ended December 31, 2008, the Company recorded an additional net unrecognized tax benefit of $661,000 including interest. The Company attempts to identify these positions at the end of each year based upon the more than likely or not threshold established in FIN 48. The Company files its income taxes for the previous year in the Fall of the following year. At times the estimates made at the end of the year may change when the Company files its income tax return. The Company attempts to mitigate this; however there can be no certainty that there will not be adjustments to the Company's estimates that have previously been made. The Company had $1.6 million and $964,000 in unrecognized tax benefits and interest as of December 31, 2008 and 2007, respectively.

Overview—Business Conditions

Composite Products

        The Composite Products segment is mainly comprised of graphite golf shafts and, to a lesser extent, hockey sticks, (the Company exited the hockey business in 2007). The graphite shaft market consists of customized OEM production shafts, both premium and value and Aldila branded and co-branded shafts. The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and to distributors. The Company's recent branded shaft offerings are as follows:

  Branded Shaft Offerings

  •
  Aldila NV® and NV® Line extensions.

  •
  Introduced in 2003, featuring the Company's exclusive Micro Laminate Technology®.

  •
  Has had numerous Tour victories.

  •
  The Company introduced NV® line extensions in 2004, including the NVS™, NV ProtoPype®, Pink NV®, NV® Irons and NV® Hybrid shafts.

  •
  The Aldila NV® can be considered one of the most successful shaft introductions ever.

  •
  VS Proto™ and the VS Proto™ Hybrid

  •
  Introduced and began shipping in 2006.

  •
  High performance shaft featuring carbon nanotubes as well as aerospace carbon fibers and the Company's exclusive high performance resin systems.

  •
  Used by the winner of the 2006 U.S. Open.

  •
  DVS® and DVS® Hybrid

  •
  Introduced late in the fourth quarter 2007.

  •
  Features carbon nanotubes and an innovative tip design for extra kick at impact—with optimum launch.

  •
  Used by Aldila advisory staff member, Paula Creamer, for 4 LPGA wins to date in 2008.

  •
  VooDoo®

  •
  Initially introduced on Tour only during the first quarter of 2008.

  •
  Becoming one of the most popular shafts on the PGA Tour.

    •
    Already used to win 8 events in 2008.

    •
    Began shipping to customers in the third quarter of 2008.

        Hybrid shafts are included in branded shafts. The Company's branded hybrid shafts have been the most popular hybrid shafts on Tour for the last several years, often times outpacing the nearest competitor at a two to one margin. The Company's success in Branded Shafts has led to tremendous success on Tour over the past several years.

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

  •
  Aldila shafts were included on the Golf Digest Hot List and won Golf Tips Magazine's Technology Award.

  •
  2008 Tour Play

  •
  Aldila enjoyed a great 2008 Tour season.

  •
  On the PGA Tour, players using Aldila shafts have won 13, events including the World Golf Championship-CA Championship and the Verizon Heritage by Aldila advisory staff member, Boo Weekley.

  •
  Players using Aldila shafts have also won 13 events on the Nationwide Tour and 15 events on the Champions Tour.

  •
  On the LPGA Tour we have won 20 events, and Paula Creamer, an Aldila advisory staff member, won four events.

        Our entire high performance line has done well with Tour players winning using our NV®, VS Proto™, DVS® and VooDoo® shafts.

Competition

        The Company tries to maintain a broad customer base in both the OEM production shaft and branded shaft market segments and competes aggressively with foreign-based shaft manufacturers for

OEM production shafts and branded shafts. However, the Company's sales have tended to be concentrated among a limited number of major club companies, thus making the Company's results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company's shafts to their customers. In 2008, net sales to Ping, Acushnet Company and Callaway Golf, represented 21%, 16% and 15% of the Company's net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2009.

        Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad depth and range of its customer base. Golf club companies regularly introduce new clubs, frequently containing innovations in design. Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies. While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular "hot" club or that sales of a "hot" club that does not include the Company's shafts will not have a negative impact on the sales of those clubs that do. The Company's sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more "hot" clubs, which then tail off in subsequent periods and at the same time, new offerings fail to achieve a high level of new sales sufficient to exceed or replace the previous sales levels of "hot" clubs. This is especially true in the premium branded driver programs. If the Company does not participate in these programs, it could have an adverse effect on the Company's revenues and average selling prices. Average selling prices of the Company's shafts have varied greatly over the years based upon programs it participates in, mix of shafts, wood vs. irons, competition, retail inventory situations or a shortage of raw materials available. The Company's average selling price decreased in 2008 by 7% as compared to 2007. See the graph of the Company's average selling price changes below.

        The Company believes that some of the success it enjoyed in 2005 and 2006 was attributed to a shortage of carbon fiber. The Company believes that some of its competitors are negatively impacted when there is a shortage of carbon fiber, which can create a shortage of prepreg. Although, the Company does not have ownership in a carbon fiber plant any longer, it still produces the majority of its carbon fiber prepreg, which the Company believes is a competitive advantage. In the midst of this pricing pressure that the Company has faced over the years, the Company has attempted to reduce its cost structure in order to be competitive. In order to do so, the Company continues to look at ways to do this, which in the past has prompted the Company to move its shaft manufacturing operations offshore, first to Mexico, then China and more recently, Vietnam in 2006. The Company manufactures the majority of its golf shafts in China followed by Vietnam absorbing the second largest production volume.

Composite Materials

        The Composite Materials segment is comprised of external sales of prepreg, film adhesives, fabrics and other materials and in 2007 the contribution provided by the Company's 50% owned interest in CFT. The Company sold its 50% interest in CFT to its joint venture partner on November 30, 2007. As such, the Composite Materials segment did not benefit from contributions from CFT after that date. The Company historically has not tracked inter-segment sales and has always looked at the contribution provided by Composite Materials based upon the external sales of materials. The Company records all shared costs to Composite Products and allocates certain costs for segment reporting, such as shipping, purchasing and other administrative costs based upon the net revenues of each segment. Costs that are specific to one segment are charged directly to the respective segment.

        The Company began to manufacture composite materials in 1994. Initially, the prepreg produced was mainly consumed by the Composite Products segment. Until the current year, 2008, the Company's external sales of prepreg and other materials had increased over the past several years. Sales of prepreg, as a percentage of net sales, were 14% for the period ended December 31, 2008 versus 15% for the comparable period in 2007. The Company has spent a significant amount of money over the past several years to increase the capacity of its prepreg operations in support of its external sales of prepreg and Composite Products operations. Over the last several years, the Company has put in place two prepreg production lines, a second resin filmer and completed the installation of a wide prepreg tape line during the first quarter of 2008. The prepreg lines add to the Company's capacity of prepreg to support both the Composite Materials and Composite Products segments. The additional resin filmer will support the Company's wide tape line and provide backup film capacity as the Company had previously only one resin filmer. In addition, the wide tape line will allow the Company to enter some markets it has previously not been able to access.

        The Company continues to look for opportunities to sell its prepreg and film adhesive products to other fabricators of products manufactured from composite materials. The Company has achieved some success in these areas and management believes that growth opportunities in these areas will continue to exist. In addition, management believes that vertical integration through its prepreg operation has been successful, to date, and is allowing the Company to maintain, or in some cases enhance, its competitive position with respect to the major United States golf club companies that are its principal customers.

2008 Compared to 2007

Net Sales

	2008	2007	Chg	% Chg
Composite Products	$46,023	$59,097	$(13,074)	(22)%
Composite Materials	7,583	10,049	(2,466)	(25)%

Total Net Sales	$53,606	$69,146	$(15,540)	(22)%

Composite Products—

        Composite Products net sales decreased by $13.1 million for 2008 as compared to 2007. The Company's average selling price of golf shafts decreased by 7% and overall units declined by 14% for 2008 as compared to 2007. The decrease in average selling prices was mainly attributed to mix of shafts sold. The decrease in units is mainly attributed to the overall state of the golf industry, which is suffering through the recession as are other industries. The golf industry was historically thought to be recession proof, with equipment sales that typically did not fluctuate by more than 1%-2% a year. Experts estimate that golf equipment sales were down 6%-8% in 2008. The Company's units were down approximately 5% year over year going into the fourth quarter and suffered a decrease in units of 35% for the fourth quarter 2008 as compared to the fourth quarter of 2007 as the recession worsened along with the continued collapse of the financial industry and housing market. The Company believes that it is positioned well with its customers when the economic conditions improve. The decrease in Composite Products sales were attributed to decreases in sales of branded and co-branded shafts, while OEM shaft sales remained relatively flat for 2008 as compared to 2007. Branded golf shaft sales declined by 37% and co-branded golf shaft sales declined by 58%. Branded and co-branded golf shaft sales decreased to 32% of Composite Products sales in 2008 from 44% in 2007. The decreases in branded shaft sales were attributed to a relatively weak demand of driver club units, which represent the best opportunities for branded shaft products. The Company has seen increased competition in this segment of the golf shaft market. Although, the Company's branded shaft sales have decreased year over year, the Company's branded shafts are still performing well on the professional golf tours. In addition to the decreases in shaft sales, sales of composite hockey sticks decreased by $1.7 million as the Company exited this business in 2007.

Composite Materials—

        Composite Materials net sales decreased by $2.5 million for 2008 as compared to 2007 and represented approximately 14% of the Company's consolidated net revenues for 2008. The majority of our Composite Materials business is to customers in the recreational products industry. Our customers businesses have been impacted by the weak economy similar to what is impacting the Composite Products segment. We believe this to be temporary and our investments made in terms of capacity and personnel will resume their momentum as economic factors improve for our customer base. The Company has added capacity in this segment over the past couple of years to support the Composite Products segment and for outside sales of Composite Materials. The Company continues to attempt to diversify its customer base in this segment so as not be highly concentrated in the recreational products industry.

Gross Profit

	2008	2007	Chg	% Chg
Composite Products	$7,771	$15,528	$(7,757)	(50)%
Composite Materials	1,795	4,437	(2,642)	(60)%

Total Gross Profit	$9,566	$19,965	$(10,399)	(52)%

Composite Products—

        Composite Products gross profit decreased by approximately $7.8 million, or 50% in 2008 as compared to 2007. The decrease in Composite Products gross profit was mainly attributed to the decrease in branded and co-branded golf shaft sales in 2008 as compared to 2007. Composite Products gross profit also suffered from increases in manufacturing costs attributed to lower manufacturing volumes of Composite Products and Composite Materials and increases in research and development spending. Composite Products gross margin decreased to 17% for 2008 as compared to 26% for 2007. The Company believes that its gross margin will improve as it continues to build more shafts in Vietnam as compared to Mexico. The Company is continuing to transfer programs to Vietnam as they become qualified. The Company's gross profit was negatively affected by additional inventory reserves of $619,000 in 2008 as compared to $640,000 in 2007. The increase in reserves in 2008 and 2007 were offset by the sales of product that was fully reserved for of $128,000 in 2008 and $36,000 in 2007. The net effect of the inventory reserve adjustments was a decrease in gross profit of $491,000 in 2008 and a decrease in gross profit of $604,000 in 2007.

Composite Materials—

        The Composite Materials gross profit decreased by approximately $2.7 million, or 60%, in 2008 as compared to 2007. The decrease was mainly attributed to a decrease in contribution provided by the operations of CFT in 2008 versus 2007, as the Company sold its remaining 50% interest in CFT to its joint venture partner during the fourth quarter of 2007, the loss of sales of Composite Materials and higher manufacturing costs based on lower production volumes in 2008 as compared to 2007.

Operating (Loss) Income

	2008	2007	Chg	% Chg
Gross profit	$9,566	$19,965	$(10,399)	(52)%
Selling, General & Administrative ("SG&A) Expense
Composite Products	12,182	11,344	838	7%
Composite Materials	991	912	79	9%

Total SG&A	13,173	12,256	917	7%

Operating (Loss) Income
Composite Products	(4,411)	4,184	(8,595)	(205)%
Composite Materials	804	3,525	(2,721)	(77)%

Operating Income	$(3,607)	$7,709	$(11,316)	(147)%

Operating Margin	(7)%	11%	(18)%

        Operating income decreased by approximately $11.3 million, or 147%, in 2008 as compared to 2007. The decrease was attributed to a decrease in gross profit and an increase in SG&A. The Company's SG&A expenses increased by approximately $917,000 in 2008 as compared to 2007. SG&A increased as a percentage of revenues to 25% in 2008 as compared to 18% for 2007. The increase was primarily attributed to a 22% increase in advertising and promotion expenses in support of the Company's branded and co-branded products and an increase in selling expense of 19% in 2008 as compared to 2007. These increases were partially offset by decreases in professional fees during the year. Although professional fee expense decreased in the year, SG&A was negatively impacted by approximately $337,000 in one-time expenses associated with the establishment of its credit facility, the restatement of its previously issued financial statements in 2006 and the payment of a $5.00 special dividend. The Company does not expect to incur these expenses in 2009. In addition, the Company plans to reduce its advertising and marketing spending in 2009. The Company's stock based compensation expense was $302,000 in 2008 versus $323,000 in 2007. The Company anticipates that stock based compensation expense will increase due to potential future grants of equity awards.

Other Income (Expense)

	2008	2007	Chg	% Chg
Operating income	$(3,607)	$7,709	$(11,316)	(147)%
Interest income	308	910	(602)	(66)%
Interest expense	(284)	—	(284)	(100)%
Gain on sale of joint venture	—	16,334	(16,334)	(100)%
Other, net	179	(22)	201	813%
Equity in earnings of joint venture	—	435	(435)	(100)%

Total other income	203	17,657	(17,454)	(99)%

(Loss) income before income taxes	$(3,404)	$25,366	$(28,770)	(113)%

        Other income decreased by approximately $17.5 million for 2008, or 99%, as compared to 2007. The majority of the decrease was attributed to the $16.3 million gain on the sale of the Company's remaining 50% interest in CFT recorded in 2007 and the decrease in interest income and loss of equity in earnings provided by CFT. In addition, the Company had interest expense on its credit facility in 2008 as compared to nothing in 2007.

(Loss) Income before taxes

	2008	2007	Chg	% Chg
(Loss) income before income taxes	$(3,404)	$25,366	$(28,770)	(113)%
(Benefit) provision for income taxes	(901)	9,413	(10,357)	(110)%

Net income	$(2,503)	$15,953	$(18,413)	(115)%

Effective tax rate	26%	37%	9%
Profit margin	(5)%	23%	(28)%

        The Company recorded a benefit for income taxes in the amount of $901,000 in 2008 as compared to a provision for income taxes of $9.4 million for 2007. The Company also records interest expense for its unrecognized tax benefits in the provision for income taxes. The Company had a net increase in its accrual for unrecognized tax benefits of $661,000 during 2008. The increase was attributed to a revision of prior year estimates and tax positions taken during the 2008 Period, which were partially offset by decreases in positions attributed to a lapse of statute of limitations (see Note 9 in the Notes the Consolidated Financial Statements). The revision of prior year estimates is associated with the California R&D credit for the tax years 2001-2007. The Company has been under audit from the California Franchise Tax Board ("FTB") since 2007 for the taxable years 2001-2004 and received a preliminary finding during the third quarter of 2008. The FTB is disallowing a portion of the Company's R&D credits taken. The Company is currently appealing the finding.

Liquidity and Capital Resources

        Cash and cash equivalents ("cash") decreased by approximately $23.4 million for 2008 as compared to 2007. The decrease in cash was mainly attributed to dividend payments of $27.3 million, capital expenditures of approximately $1.4 million and income tax payments of $4.8 million, which was partially offset by net borrowings of $8.2 million under the Company's credit facility with Key Bank. The Company entered into the credit facility with Key Bank on February 8, 2008 and recently modified the agreement on February 9, 2009. (See Note 6 to the consolidated financial statements).

        The Company used approximately $1.4 million for capital expenditures during 2008 as compared to $6.3 million during 2007. The majority of the capital expenditures in 2008 were attributed to investment in the Composite Products segment. The Company has spent approximately $1.0 million in support of

Composite Products and $351,000 for Composite Materials, which was attributed to the final installation of the wide tape line. Management anticipates that capital expenditures will not exceed $1.0 million for 2009.

        The Company declared and paid a special $5.00 cash dividend to shareholders during the 2008. The special dividend payments to shareholders totaled $25.8 million. In addition to the special dividend, the Company paid two $0.15 per share quarterly dividends during the 2008. The Company's dividend policy is reviewed quarterly during the Company's Board of Directors meetings and subject to Board approval. The Company announced on August 21, 2008 that it was discontinuing its quarterly dividend. The Company borrowed $14.5 million from Key Bank during 2008 to help support the special dividend paid and paid back $6.3 million during 2008. The borrowing is comprised of a term loan and a revolving line of credit. The Company borrowed $5.0 million against the term loan, which is payable over a five year period with final maturity in February 2013. The Company makes monthly principal payments of $83,333, plus interest, to Key Bank against the term loan. The Company borrowed $9.5 million against the revolving line of credit during the 2008 and paid back $5.5 million during 2008. Although the Company did not need that level of borrowing against the revolver for operations, it had to borrow at the end of each quarterly period to meet its minimum cash covenant included in the credit facility. At the end of each quarter, the Company is required to maintain a minimum of $5.0 million in a domestic cash position. The Company made $833,000 in principal payments against its term loan.

        Although the Company has experienced a 22% decrease in sales in 2008 as compared to 2007, the Company believes that it is well positioned with its customers when economic conditions improve. We believe that our cash available from future operating and financing activities will be adequate to meet our anticipated requirements for working capital, capital expenditures, debt service and the payment of any future dividends, if granted by the Company's Board of Directors in the next twelve months. There can be no assurance, however, that our business will generate future positive operating cash flows. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, reduce capital expenditures or obtain additional financing and there is no assurance we will be able to do so on a timely basis or on satisfactory terms.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. Under SFAS No. 157, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also establishes a three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the valuation methodologies in measuring fair value. On February 12, 2008, FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating other long-lived assets for impairment. On October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , (FSP 157-3), which clarifies application of SFAS No. 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Company does not expect that the adoption of SFAS No. 157 or FSP 157-3 to have a material affect to its financial statements.

        In June 2008, FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"), was issued. FSP EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128," and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported earnings per share data must be retroactively adjusted to conform with the requirements of the FSP. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its calculation of earnings per share.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On August 15, 2007 the Company dismissed its accountants Squar, Milner, Miranda, Peterson and Williamson, LLP ("Squar Milner") and on August 20, 2007 appointed Mayer Hoffman McCann P.C. as its independent accountants. The change in independent accountants was approved by the Company's Audit Committee. During the Company's fiscal years ended December 31, 2006 and December 31, 2005 and the subsequent interim periods through August 15, 2007 there were no disagreements with Squar Milner, or their predecessor firm Peterson and Co. LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Squar Milner, would have caused Squar Milner to make reference thereto in their report on the financial statements for such years. See the Company's Current Report filed on Form 8-K on August 17, 2007.

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

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its report entitled Internal Control—Integrated Framework. Based on the assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

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

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        The information required as to this Item is incorporated by reference from the section headed "Election of Directors" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders for the year ended December 31, 2008, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report ("2009 Proxy Statement").

        The Company adopted a Code of Business Conduct and Ethics on December 31, 2002 governing its officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.    Executive Compensation

        The information required as to this Item is incorporated herein by reference from the data under the caption "Executive Compensation" in the 2009 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required as to this Item is incorporated herein by reference from the data under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the 2009 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required as to this Item as it pertains to Director Independence is incorporated by reference from the section headed "Election of Directors" in the 2009 Company's Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required as to this Item is incorporated herein by reference from the data under the caption "Independent Accountant Fees" in the 2009 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents included as part of this report:

1.
The consolidated financial statements for the Registrant are included in this report.
  2.
  Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2007.

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

  See item (a) 3 above.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,157	$29,529
Accounts receivable, net	6,407	8,684
Income taxes receivable	2,272	—
Inventories	11,583	13,861
Deferred tax assets	809	1,521
Prepaid expenses and other current assets	484	578

Total current assets	27,712	54,173
PROPERTY, PLANT AND EQUIPMENT, NET	12,789	13,308
DEFERRED TAXES	1,187	750
OTHER NON-CURRENT ASSETS	244	257

TOTAL ASSETS	$41,932	$68,488

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,420	$4,758
Income taxes payable	—	4,266
Accrued expenses	2,307	2,564
Short term debt	5,000	—
Other current liability	117	137

Total current liabilities	10.844	11,725
LONG-TERM LIABILITIES:
Deferred rent	153	170
Long term debt	3,167	—
Other long-term liabilities	1,508	827

Total liabilities	15,672	12,722

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,174,183 shares as of December 31, 2008 and 5,154,235 shares as of December 31, 2007	52	51
Additional paid-in capital	44,121	43,702
(Accumulated deficit) retained earnings	(17,913)	12,013

Total stockholders' equity	26,260	55,766

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,932	$68,488

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2008	2007
NET SALES	$53,606	$69,146
COST OF SALES	44,040	49,181

Gross profit	9,566	19,965

SELLING, GENERAL AND ADMINISTRATIVE	13,173	12,256

Operating (loss) income	(3,607)	7,709

OTHER INCOME (EXPENSE):
Interest income	308	910
Interest expense	(284)	—
Gain on sale of joint venture	—	16,334
Other, net	179	(22)
Equity in earnings of joint venture	—	435

(LOSS) INCOME BEFORE INCOME TAXES	(3,404)	25,366
(BENEFIT) PROVISION FOR INCOME TAXES	(901)	9,413

NET (LOSS) INCOME	$(2,503)	$15,953

NET (LOSS) INCOME PER COMMON SHARE—BASIC	$(0.48)	$2.94

NET (LOSS) INCOME PER COMMON SHARE, ASSUMING DILUTION	$(0.48)	$2.91

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,162	5,433

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,162	5,485

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
Balance at January 1, 2007	5,524	$55	$49,903	$(632)	$49,326
Repurchases of common stock	(404)	(4)	(6,731)	—	(6,735)
Stock-based compensation	10	—	323	—	323
Common stock issued upon stock option exercises, including income tax benefits of $73	24	—	207	—	207
Adoption of FIN 48	—	—	—	(50)	(50)
Dividend payments	—	—	—	(3,258)	(3,258)
Net income	—	—	—	15,953	15,953

Balance at December 31, 2007	5,154	51	43,702	12,013	55,766
Stock-based compensation	19	—	402	(100)	302
Common stock issued upon stock option exercises	1	1	17	—	18
Dividend payments	—	—	—	(27,323)	(27,323)
Net loss	—	—	—	(2,503)	(2,503)

Balance at December 31, 2008	5,174	$52	$44,121	$(17,913)	$26,260

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,503)	$15,953
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,866	1,587
Stock-based compensation	302	323
Loss on disposal of fixed assets	9	106
Undistributed income of joint venture, net	—	(382)
Gain on sale of joint venture	—	(16,334)
Changes in assets and liabilities:
Restricted cash	—	1,444
Accounts receivable, net	2,277	178
Inventories	2,278	(170)
Deferred tax assets	275	233
Prepaid expenses and other assets	89	235
Accounts payable	(1,338)	279
Accrued expenses	(257)	522
Income taxes payable/receivable	(6,537)	5,503
Other current liability	(20)	87
Deferred rent and other long-term liabilities	663	948

Net cash (used for) provided by operating activities	(2,896)	10,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,357)	(6,253)
Proceeds from sales of property, plant and equipment	19	67
Purchases of marketable securities	—	(14,200)
Proceeds from sales of marketable securities	—	25,500
Distributions from joint venture	—	286
Proceeds from sale of joint venture	—	19,521

Net cash (used for) provided by investing activities	(1,338)	24,921

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against term loan	5,000	—
Payments for term loan	(833)	—
Borrowings against line of credit	9,500	—
Payments for line of credit	(5,500)	—
Repurchases of common stock	—	(6,735)
Benefit from exercise of stock options	—	73
Proceeds from issuance of common stock	18	134
Dividend payments	(27,323)	(3,258)

Net cash used for financing activities	(19,138)	(9,786)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,372)	25,647
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,529	3,882

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,157	$29,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$4,805	$2,870

Interest	$273	$—

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

        Principles of Consolidation—The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Aldila Materials Technology Corporation ("AMTC"), Aldila Golf Corp. ("Aldila Golf"), and Aldila Golf's subsidiaries, Aldila de Mexico, Aldila Carbon Fiber Products (Zhuhai) Company Ltd and Aldila Composite Products Company Ltd. All intercompany transactions and balances have been eliminated in consolidation. The Company accounts for its previously owned joint venture investment in Carbon Fiber Technology LLC ("CFT") under the equity method of accounting. The Company sold its remaining 50% investment in CFT during the fourth quarter of 2007.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingencies affected by such estimates including but limited to: returns for breakage, allowance for doubtful accounts, inventory obsolescence and provision for income taxes, and assumptions. Actual results could differ from these estimates.

        Revenue Recognition—The Company recognizes revenues from product sales upon transfer of title to the customer at the time of shipment. The Company offers discounts to certain customers based on early payment. Sales to these customers are recognized on a gross basis, and sales discounts are recorded at the time the discount is taken by the customer. Recording revenue net of discounts would not have a significant effect on net sales or on the net realizable value of accounts receivable. Sales discounts for the years ended December 31, 2008 and 2007 were $174,000 and $232,000, respectively, representing less than 1% of gross revenues. The Company also offers certain of our customers the right to return shafts for breakage within a limited time after delivery. We track such shaft breakage returns, and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns at the time sales are made. The amount recorded as of December 31, 2008 and 2007 was $110,000 and $135,000, respectively.

        Cash Equivalents and Marketable Securities—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All short-term, highly liquid investments having original maturities greater than ninety days are considered to be marketable securities. Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's cash was not invested in any such highly liquid investments, including money market mutual funds as of December 31, 2008.

        Fair Value of Financial Instruments—The Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, as of January 1, 2008, which did not have a material impact on the consolidated financial statements. Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expense and other short-term liabilities. Because the Company's outstanding long-term debt was

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

modified on December 31, 2008, the Company believes that the carrying amount of such debt would approximate its fair value.

        Accounts Receivable—The Company sells graphite golf club shafts primarily to golf club manufacturers and distributors on credit terms. The Company also sells composite materials to manufacturers of other composite based products on credit terms. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a monthly review of the current status of outstanding customer balances. Historically, credit losses have been minimal in relation to the credit extended.

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

        Warranty Reserve—The Company provides a warranty to its customers for shaft breakage in the normal course of business. The Company accrues for the estimated warranty based on historical experience at time of sale. The estimated warranty is calculated based upon a rolling four-year ratio of breakage returns to sales applied to current year sales. (See Note 5).

        Advertising—The Company advertises primarily through print media. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2008 and 2007 were $1.6 million, and $1.6 million, respectively.

        Shipping and Handling Costs—Shipping and handling costs are classified as cost of sales.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Research & Development ("R&D")—The Company performs internal research and development efforts. Research and development expenses were approximately $2.9 million and $2.4 million for 2008 and 2007, respectively; such expenses are recorded in cost of sales.

        Foreign Currency Translation—The Company's foreign subsidiaries are a direct and integral component or extension of the parent company's operation. The daily operations of foreign subsidiaries are dependent on the economic environment of the parent's currency. In addition, the changes in the foreign subsidiary's individual assets and liabilities directly affect the cash flow of the parent company. The functional currency of foreign subsidiaries is the US dollar. During the years ended December 31, 2008, 2007 and 2006, net foreign currency translation gains and losses included in the Company's Statements of Operations were insignificant.

        (Loss) Earnings Per Share ("EPS")—Earnings per share—basic is calculated based upon the weighted average number of shares outstanding during the year, while diluted also gives effect to all potential dilutive common shares outstanding during each year such as options, restricted stock, warrants and other contingently issuable shares. Options to purchase 155,202 and 66,737 shares of common stock as of December 31, 2008 and 2007, respectively, at prices ranging from $1.12 to $27.01 per share, were not included in the computation of diluted EPS because the effect of such options would be anti-dilutive. Such options expire at various dates through 2016.

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

        Accounting for Stock Based Compensation—At December 31, 2008, the Company has two stock-based compensation plans, which are described more fully in Note 8. Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of SFAS No. 123R ("SFAS 123R") "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option pricing model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected option life and the expected forfeiture rate. In accordance with SFAS 123R, the Company records compensation expense for Restricted Stock Awards based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company's Common Stock on the award date multiplied by the number of awards expected to vest. The number of awards expected to vest is based on the number of awards granted adjusted by estimated forfeiture rates. The total compensation cost is then recognized ratably over the vesting period.

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

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Supplier Concentration Risk—The Company has relationships with vendors for its carbon fiber needs through 2009 and beyond. In the world carbon fiber market, there are a limited amount of carbon fiber manufacturers. The Company currently purchases carbon fiber from most of these carbon fiber manufacturers. Depending on market conditions prevailing at the time, the Company may face difficulties in obtaining adequate supplies of carbon fiber from vendors other than those that the Company currently utilizes.

        Recently Issued Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. Under SFAS No. 157, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also establishes a three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the valuation methodologies in measuring fair value. On February 12, 2008, FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating other long-lived assets for impairment. On October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , (FSP 157-3), which clarifies application of SFAS No. 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

        In June 2008, FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"), was issued. FSP EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128," and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported earnings per share data must be retroactively adjusted to conform with the requirements of the FSP. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its calculation of earnings per share.

2. ACCOUNTS RECEIVABLE

        Accounts receivable at December 31 consist of the following (in thousands):

	2008	2007
Trade accounts receivable	$6,470	$8,725
Less: allowance for doubtful accounts	(63)	(41)

	$6,407	$8,684

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORIES

        Inventories at December 31 consist of the following (in thousands):

	2008	2007
Raw materials	$7,970	$9,429
Work-in-process	424	918
Finished goods	3,189	3,514

Net inventories	$11,583	$13,861

Inventory reserves included in net inventories	$1,167	$1,182

4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31 consist of the following (in thousands):

	2008	2007
Machinery and equipment	$20,233	$17,632
Office furniture and equipment	1,938	1,924
Leasehold improvements	10,692	9,902
Building and land	2,870	2,837
Property and equipment not yet in service	487	3,130

Total gross fixed assets	36,220	35,425
Less: accumulated depreciation and amortization	(23,431)	(22,117)

Fixed assets	$12,789	$13,308

        Depreciation and amortization expense were $1.9 million and $1.6 million for the years ended December 31, 2008, and 2007, respectively.

5. ACCRUED EXPENSES

        Accrued expenses at December 31 consist of the following (in thousands):

	2008	2007
Payroll and employee benefits	$1,811	$1,778
Warranty reserve(1)	110	135
Legal and professional fees	—	12
Due to SGL	—	327
Other	386	312

Accrued expenses	$2,307	$2,564

    (1)
    Warranty Reserve

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACCRUED EXPENSES (Continued)

	2008	2007
Beginning Balance	$135	$157
Settlement of Warranty	(105)	(151)
Adjustments to Warranty	80	129

Ending Balance	$110	$135

6. DEBT

        The Company entered into a Credit and Security Agreement ("Credit Facility") with KeyBank National Association ("Key Bank") effective February 8, 2008. The Credit Facility was comprised of a Term Loan Commitment ("Term Loan") of $5.0 million and a Maximum Revolving Amount ("Revolver") of $10.0 million, for a total Credit Facility of $15.0 million. The Credit Facility is for a term of 5 years, terminating on February 8, 2013. The Company's assets serve as collateral for the Credit Facility. The interest rate of borrowing against the Credit Facility can be either at a Base Rate or Eurodollar Rate. Base Rate is defined as a rate per annum equal to the greater of (a) the Prime Rate or (b) one-half of one percent (.50%) in excess of the Federal Funds Effective Rate. Eurodollar Rate is a LIBOR rate plus 1.75%. The Company must maintain certain Financial Covenants ("Covenants") in accordance with the Credit Facility, which are as follows: a Leverage Ratio which cannot exceed 2.0 to 1.0, a Fixed Charge Coverage Ratio not to be less than 1.2 to 1.0 and the Company must maintain a Minimum Cash Balance equal to or greater than $5.0 million. The Credit Facility was filed as exhibit 10.24 in the Company's 2007 Annual Report filed on Form 10-K.

        On February 9, 2009 the Company entered into a Loan Modification Agreement ("Agreement") with an effective date of December 31, 2008. The Agreement modifies the Credit Facility as follows:

  •
  Amount available to borrow against the Revolver is reduced to $5.0 million;

  •
  The Revolver will become due February 8, 2011;

  •
  The interest rates were modified from the Base Rate to the Derived Base Rate, which is the Base Rate plus 2.75%; and the Eurodollar Rate is modified to be LIBOR rate plus 4.50%;

  •
  The Fixed Charge Coverage Ratio covenant is suspended from December 31, 2008 through and including December 31, 2009 and the Leverage ratio covenant is suspended from December 31, 2008 through and including September 30, 2009.

        The Company incurred a loan modification fee of $90,000 concurrently with entering the Agreement. As the modification was not deemed to be significant enough to warrant treatment as a debt extinguishment, pursuant to the guidance provided by FASB Emerging Issues Task Force ("EITF") 96-19,"Debtor's Accounting for a Substantive Modification and Exchange of Debt Instruments." The loan modification fee will be capitalized and amortized over the remaining life of the Agreement. As of December 31, 2008, the Company was in compliance with the Minimum Cash Balance covenant.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

  Short term debt

	December 31, 2008	December 31, 2007
Revolving line of credit	$4,000	$—
Current portion of long term debt	1,000	—

Short term debt	$5,000	$—

  Long term debt

	December 31, 2008	December 31, 2007
Term Loan	$4,167	$—
Less: current portion of long term debt	(1,000)	—

Long term debt	3,167	—

Total debt	$8,167	$—

        Short term debt—Short term debt is comprised of its revolving line of credit and the current portion of long term debt. The Company has borrowed $4.0 million against the Revolver as of December 31, 2008, with $2.5 million maturing on January 6, 2009 at an interest rate of 3.25% and $1.5 million maturing on February 28, 2009 at an interest rate of 3.93%. The weighted average interest rate of the Company's short term borrowings is 3.51%. The Company must pay a .25% commitment fee for the average unused portion of the Revolver for any given period. On January 6, 2009, the Company paid the $2.5 million against the Revolver, which matured on such date and on February 27, 2009 the Company paid $1.5 million against the Revolver.

        Long term debt—The Company borrowed $5.0 million during the first quarter of 2008 against the Term Loan. The interest rate of the Term Loan is LIBOR plus 1.75% and adjusts each month. As of December 31, 2008, the interest rate was 3.62%. The Company must make monthly payments of $83,333 plus interest. The Company has paid $833,000 against the Term Loan in 2008.

  Debt Principal Payment Schedule

	Amount	Year
Term Loan	$1,000	2009
Revolver borrowing $2.5 million at 3.25%	2,500	2009
Revolver borrowing $1.5 million at 3.93%	1,500	2009
Term Loan	1,000	2010
Term Loan	1,000	2011
Term Loan	1,000	2012
Term Loan	167	2013

Total debt	$8,167

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY

        The Company declared and paid a $5.00 per share special dividend and two $0.15 per share quarterly dividends to holders of its common stock in 2008. The $5.00 special dividend was paid March 6, 2008. The Company paid $27.3 million in dividends during the year. The Company announced on August 21, 2008, that its Board of Directors decided to suspend its quarterly cash dividend. The Company declared and paid four quarterly dividends in the amount of $0.15 per share to holders of its common stock during 2007, which resulted in dividend payments totaling $3.3 million.

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

        In May of 1994, the stockholders adopted the 1994 Stock Incentive Plan ("Plan") for employees, directors and consultants of the Company. The Company has reserved 1,366,667 shares for issuance under this Plan. Equity incentive programs covered under the Plan include incentive stock options, non-qualified stock options and restricted stock awards. Stock options and restricted stock awards are granted at the fair market value of the shares at the date of grant, generally become fully vested over three years after grant, and expire ten years from the date of grant.

Stock Based Compensation Expense—

        There were no capitalized stock-based compensation costs at December 31, 2008. The Company granted 10,002 non-qualified stock options on May 30, 2008 to its Board of Directors in accordance with the Company's stock option plan. The Company issued 28,980 shares of restricted stock awards to employees during the period ending December 31, 2008. On October 7, 2008, the Compensation Committee of the Company's Board of Directors modified all outstanding stock options issued prior to May 30, 2008, subject to the Internal Revenue Service Code regulations for the incentive stock options that were modified. The modification resulted in additional compensation expense of approximately $100,000, which the Company recorded during the fourth quarter of 2008. The Company recognizes stock-based compensation expense using the straight line attribution method. The remaining unrecognized compensation cost related to unvested awards at December 31, 2008 is approximately $577,000; such expense will be recognized over a weighted average period of 1.6 years. This amount

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company's forfeiture rate.

        The following table summarizes compensation costs related to the Company's stock-based compensation plans for the twelve month periods ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Cost of sales	$—	$—
Selling, general and administrative	302	323

Pre-tax stock-based compensation expense	302	323
Income tax benefit	109	120

Net stock-based compensation expense	$193	$203

        SFAS No.123R requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flow rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the twelve month periods ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Proceeds from stock options exercised	$18	$134
Tax benefit related to stock options exercised	$—	$73
Intrinsic value of stock options exercised	$2	$206

Stock Option Activity—

        The fair value of stock options at date of grant was estimated using the Black-Scholes model. The Company had utilized the short cut method of determining the expected life of stock options in the past, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 only allowed the short cut method to be used for stock option grants through December 31, 2007. As such, in 2008 the Company has estimated the expected life of its grants in 2008 based upon historical exercise data. The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option. Expected volatility is based on the historical volatilities of the Company's common stock. The Company determined in August 2008 to suspend dividend payments so going forward expected dividend yield will be nil, however the 2008 grants were granted before the Company suspended its dividend payments. Below is the information for the grants issued for 2008 and 2007.

	2008	2007
Expected life (years)	3.7	6
Risk-free interest rate	2.9%	4.9%
Expected volatility	64.3%	83.0%
Expected dividend yield	7.6%	3.9%
Weighted average fair value of options granted	$2.51	$8.59

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

        The following table summarizes the stock option transactions during the twelve month period ended December 31, 2008:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Options outstanding 1/1/2008	146,312	$14.27
Options granted	10,002	7.93
Options exercised	(1,112)	15.75
Options terminated	—	—
Options outstanding 12/31/2008	155,202	$10.72	6.2	$6.68

Options exercisable 12/31/2008	129,353	$10.54	5.6	$6.51

        The weighted average exercise price of options outstanding and exercisable as of 12/31/2008 reflect the option modification that was done during the fourth quarter of 2008 as noted above. The total intrinsic value of options exercised during the twelve month periods ended December 31, 2008 and 2007 was approximately $2,000 and $206,000, respectively. The total fair value of shares vested during the period ended December 31, 2008 was approximately $152,000. A summary of the status of the Company's nonvested shares as of December 31, 2008 and changes during the twelve month period ended December 31, 2008 are presented below.

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at 1/1/2008	28,779	$11.19
Granted	10,002	$2.51
Vested	(12,932)	$11.74
Forfeited	—	—

Nonvested Options at 12/31/2008	25,849	$7.56

Restricted Stock Activity—

        Restricted stock awards were issued to employees under the Company's Plan. Restricted stock awards vest over three years and are subject to the employees' continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company's common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period. A

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

summary of the status of and changes in restricted stock units granted under the Company's Plan as of and during the twelve months ended December 31, 2008 is presented below:

	December 31, 2008
	Shares	Weighted average exercise price
Restricted stock outstanding 1/1/2008	48,990	$16.43
Restricted stock awarded	28,980	$3.77
Restricted stock vested	(18,836)	$16.31
Restricted stock terminated	(1,483)	$16.41

Restricted stock outstanding 12/31/2008	57,651	$10.10

9. INCOME TAXES

        On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007, and has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As of the date of adoption, the Company had approximately $754,000 of unrecognized tax benefits including interest. For the period ended December 31, 2008, the Company recorded an additional net unrecognized tax benefit of $661,000 including interest. If the Company were to recognize these tax benefits, it would favorably affect the annual effective income tax rate. As such, the Company has recorded an other current liability of $117,000 and an other long term liability of $1.5 million as of December 31, 2008. As of December 31,

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

2007, such amounts were $137,000 and $827,000, respectively. The changes to Company's unrecognized tax benefits during the periods ended December 31, 2008 and 2007 are as follows:

	December 31, 2008
	Increases	Decreases	Net Change
Beginning period total unrecognized tax benefits			$964
Changes to unrecognized tax positions from a prior period(1)	$242	$(153)	89
Tax positions taken during the current period(2)	634		634
Lapse of statute of limitations		(114)	(114)
Additional interest recognized	87	(35)	52

Ending period total unrecognized tax benefits	$963	$(302)	$1,625

	December 31, 2007
	Increases	Decreases	Net Change
Beginning period total unrecognized tax benefits			$754
Changes to unrecognized tax positions from a prior period	$—	$—	—
Tax positions taken during the current period	167	—	167
Lapse of statute of limitations	—	—	—
Additional interest recognized	43	—	43

Ending period total unrecognized tax benefits	$210	$—	$964

Notes

(1)
The increase in the reserve is associated with R&D credits taken for California for the tax years 2001-2007. The Company has been under audit from the California Franchise Tax Board ("FTB") since 2007 for the 2001-2004 taxable years and received the preliminary results of the audit, disallowing a portion of the credit. The Company is still appealing the decision; however, it appears more than likely than not that some of the credit will be disallowed. As such, the Company is reserving for it in the current period.

(2)
The tax positions taken during the current period is attributed to finished goods that were scrapped on one of the Company's subsidiaries' books in which the Company had risk of ownership, a change in estimate of foreign tax for one of the Companies subsidiaries and a change in estimate for the California R&D reserve for the current year and a reserve related to interest accrued on loans to the Company's China subsidiary.

        The Company does not anticipate material changes to the Company's unrecognized tax positions that it has taken during the period. However, as noted above, the Company is in the appeal process with the FTB. If the Company has a positive outcome during the appeal process, it may be able to recognize the tax position related to the FTB audit. The Company's practice is to recognize interest related to income tax matters in income tax expense. During the twelve month period ended December 31, 2008, the Company recognized approximately $87,000 of additional interest, which was offset by a decrease of interest expense associated with the decreases in unrecognized tax positions during the period, which resulted in a net increase of interest expense of $52,000. As of December 31,

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

2008 and December 31, 2007, the Company had approximately $113,000 and $73,000, respectively, accrued for interest.

        The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2004 and before
California	2003 and before
Texas	2005 and before
Tennessee	2004 and before
Utah	2004 and before
Mexico	2003 and before
China	2003 and before

        The Company's tax years for 2001 and forward are subject to examination by the U.S. and California tax authorities due to the carry-forward of unutilized research and development credits.

        Income tax provision for the years ended Decembers 31, is as follows (in thousands):

	2008	2007
Current:
Federal	$(1,048)	$7,512
State	(275)	1,621
Foreign	147	48

Total	(1,176)	9,181

Deferred:
Federal	$(593)	$(277)
State	318	45

Total	(275)	(232)

Provision for income taxes	$(901)	$9,413

        Rate reconciliations for the years ended December 31, are as follows:

	2008	2007
Statutory rate	(34.0)%	35.0%
State income taxes, net of Federal tax benefit	(11.5)%	4.0%
R&D tax credits	(1.1)%	(0.1)%
Foreign earnings taxed at different rates	(11.1)%	(3.4)%
FIN 48	19.4%	—
Repatriation of Foreign earnings	14.8%	—
Other items	(3.0)%	1.4%

Effective rate	(26.5)%	36.9%

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        Net deferred income taxes included in current and long-term assets in the balance sheet at December 31 2008 and 2007, consist of the tax effects of temporary differences related to the following:

Deferred tax assets—net, current	2008	2007
Inventories	$679	$728
Accrued expenses	376	405
Allowance for doubtful accounts	27	18
Deferred expenses (capital losses)	64	73
State income taxes	(265)	370
Other	(72)	(73)

Deferred tax assets—current	$809	$1,521

Deferred tax assets—net, long-term	2008	2007
Property and equipment	$343	$510
FAS 123R Expense	350	217
Tax Credits	141	—
State NOL	334	—
Other	19	23

Deferred tax assets—long term	$1,187	$750

Reconciliation of deferred tax assets	2008	2007
Deferred tax assets—current	$809	$1,521
Deferred tax assets—long term	$1,187	750

Total deferred tax asset	$1,996	$2,271

        The Company has adopted the position under APB 23 that earnings of its foreign subsidiaries will be permanently reinvested outside of the United States. Although, the Company repatriated funds in 2008 to assist with working capital needs, it does not routinely do so nor does it intend to do so in the future. As such, United States deferred taxes have not been provided for on these earnings.

10. EMPLOYEE BENEFIT PLAN

        In 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the "Plan") for employees of the Company and its subsidiaries. This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to 19% of pre-tax wages, limited to the maximum amount permitted under federal law. The Company matches the first 4% of wages contributed by employees at a rate of $0.50 for every $1.00. The Company's matching contributions vest over four years based on years of service. The Company's contributions amounted to approximately $157,000 and $152,000 in 2008 and 2007, respectively.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES

        The Company leases building space and certain equipment under operating leases. The Company's leases for office and manufacturing space contain rental escalation clauses and renewal options. Rental expense for the Company was $1.5 million and $1.5 million for 2008 and 2007, respectively. As of December 31, 2008, future minimum lease payments for all operating leases are as follows (in thousands):

2009	$1,458
2010	1,283
2011	1,276
2012	825
2013	612
Thereafter	576

$6,030

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

Segment Operating Results

	Twelve months ended December 31, 2008
	Composite Products	Composite Materials	Total
Revenues from external customers	$46,023	$7,583	$53,606
Operating (loss) income	$(4,411)	804	$(3,607)
(Loss) income before income taxes	$(4,163)	759	$(3,404)

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION (Continued)

	Twelve months ended December 31, 2007
	Composite Products	Composite Materials	Total
Revenues from external customers	$59,097	$10,049	$69,146
Operating income	$4,184	$3,525	$7,709
Income before income taxes	$4,666	$20,700	$25,366

Segment Long-Lived Assets

	As of December 31,
	2008	2007
Property, Plant and Equipment
Composite Products	$7,276	$7,424
Composite Materials(1)	$5,513	$5,884

Total Property, Plant and Equipment	$12,789	$13,308

Note
(1)	These assets also support the Composite Products segment as the Composite Materials segment manufactures the majority of the materials consumed by the Composite Products segment.

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

(in thousands) 2008	Sales	Long-Lived Assets
United States	$32,858	$7,367
England	5,502	—
China	13,089	1,278
Canada	173	—
Australia	438	—
Mexico	0	466
Vietnam	830	3,678
Other Foreign Countries	716	—

Total	$53,606	$12,789

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION (Continued)

2007	Sales	Long-Lived Assets
United States	$45,739	$8,000
England	7,809	—
China	11,626	1,396
Canada	2,065	—
Australia	798	—
Mexico	1	387
Vietnam	354	3,525
Other Foreign Countries	754	—

Total	$69,146	$13,308

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

Major Customers	2008	2007	2006
Ping	21%	18%	18%
Acushnet Company	16%	21%	17%
Callaway Golf	15%	13%	15%

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

        The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 2008 (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2008:
Net sales	$16,663	$13,644	$11,764	$11,559
Gross profit	4,559	2,617	1,069	1,321
Net income	458	(523)	(1,094)	(1,132)
Net income per common share—basic	$0.09	$(0.10)	$(0.21)	$(0.22)
Net income per common share—diluted	$0.09	$(0.10)	$(0.21)	$(0.22)
2007:
Net sales	$20,662	$17,615	$13,201	$17,668
Gross profit	7,190	5,932	3,405	3,438
Net income	2,695	1,661	687	10,910
Net income per common share—basic	$0.49	$0.30	$0.12	$2.11
Net income per common share—diluted	$0.48	$0.30	$0.12	$2.09

        Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year. The Company benefited from a $16.3 million gain on the sale of its 50% owned joint venture, CFT, during the fourth quarter of 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Aldila, Inc.

        We have audited the accompanying consolidated balance sheets of Aldila, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the schedule II valuation and qualifying accounts for the years ended December 31, 2008 and 2007, included at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. For the year ended December 31, 2008, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit for the year ended December 31, 2008, included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aldila, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule II valuation and qualifying accounts for the years ended December 31, 2008 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ MAYER HOFFMAN MCCANN P.C.

San Diego, California
March 16, 2009

ALDILA INC. AND SUBSIDIARIES (NEED TO UPDATE)

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2008 and 2007

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2007
Allowance for uncollectible accounts	$36,000	$32,000	$(27,000)	$41,000
Inventory Reserves	$1,370,000	$640,000	$(828,000)	$1,182,000
Warranty reserve	$157,000	$129,000	$(151,000)	$135,000
Year ended December 31, 2008
Allowance for uncollectible accounts	$41,000	$112,000	$(90,000)	$63,000
Inventory Reserves	$1,182,000	$619,000	$(634,000)	$1,167,000
Warranty reserve	$135,000	$80,000	$(105,000)	$110,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALDILA, INC.
By:	/s/ PETER R. MATHEWSON Peter R. Mathewson Chairman of the Board, Chief Executive Officer

Signature	Title	Date
/s/ PETER R. MATHEWSON Peter R. Mathewson	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009
/s/ SCOTT M. BIER Scott M. Bier	Vice President, Chief Financial Officer and Principal Accounting Officer)	March 16, 2009
/s/ MICHAEL J. SHELDON Michael J. Sheldon	Director	March 16, 2009
/s/ THOMAS A. BRAND Thomas A. Brand	Director	March 16, 2009
/s/ ANDREW M. LEITCH Andrew M. Leitch	Director	March 16, 2009
/s/ BRYANT R. RILEY Bryant R. Riley	Director	March 16, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Agreement of Purchase and Sale, dated as of December 14, 1991, by and among Aldila Acquisition Corp., Aldila, Inc. and all of the Shareholders of Aldila, Inc., as amended by the First Amendment dated January 9, 1992 by and among Aldila Acquisition Corp., Aldila, Inc. and all the Shareholders of Aldila, Inc. (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
3.1	Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-70010) and incorporated herein by reference).
3.2	Restated By-Laws of the Company. (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
4.1	Specimen form of Company's Common Stock Certificate. (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
* 10.1	1992 Stock Option Plan of the Company, as amended. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
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
10.10
Lease Agreement dated May 15, 1995 between the Company and Desarrollo Industrial de Tijuana, S.A. de C.V. (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference).

Exhibit Number	Exhibit
10.11	Member Interest Purchase Agreement dated as of October 20, 1999 among SGL Carbon Fibers and Composites, Inc., SGL Technik GmbH, Aldila Materials Technology Corp. and the Company, including as Exhibit B the Amended and Restated Limited Liability Company Agreement of Carbon Fiber Technology LLC, dated October 29, 1999. (Filed as Exhibit 10.17 to the Company's Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.12
1994 Stock Incentive Plan of the Company, as amended. (Filed as attachment A-1 in the Company's 2000 Proxy Statement and registered on the Company's Form S-8 (Registration No. 333-57754) and incorporated herein by reference).
10.13	Aldila, Inc. Audit Committee Charter included as Exhibit A in the Company's 2001 Proxy dated April 4, 2001 and incorporated herein by reference.
10.14	Aldila, Inc.'s Code of Business Conduct and Ethics adopted on December 31, 2002 (Filed as Exhibit 14.0 in the Company's Report on Form 10-K for the year ended December 31, 2003)
10.15
Lease Agreement dated October 19, 2006 between the Company and The Auerbach Family Trust of 1987 (filed as Exhibit 10.0 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference)
10.16
Membership Interest Purchase Agreement by and among SGL Carbon Fibers and Composites, Inc. a Nevada corporation, Aldila Material Technology Corp., a Delaware corporation, and Carbon Fiber Technology LLC, a Delaware limited liability company, dated as of November 27, 2007 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 6, 2007 and incorporated herein by reference)
10.17
Release by and among SGL Carbon Fibers and Composites, Inc., a Nevada corporation, Carbon Fiber Technology LLC, a Delaware limited liability company, Peter Mathewson, Robert Cierzan and Scott Bier, made and entered into as of November 30, 2007 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed December 6, 2007 and incorporated herein by reference)
10.18
Supply Agreement by and between Aldila Golf Company, a Delaware corporation, and Carbon Fiber Technology LLC, a Delaware limited liability company (certain confidential information has been removed pursuant to the Company's request for confidential treatment under SEC Rules 405 and 24b-2)
10.19
Form of Restricted Stock Award Agreement under the 1994 Stock Incentive Plan (as amended) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2006 and incorporated herein by reference).
**10.20
Credit and Security Agreement between Company and Keybank National Association, dated February 8, 2008, including as Exhibit A the form of Revolving Credit Note from Company to Keybank National Association, and as Exhibit B the form of Term Note from Company to Keybank National Association
**10.21	Guaranty of Payment by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008
**10.22	Security Agreement by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008
**10.23	Pledge Agreement by Company to Keybank National Association, dated February 8, 2008
**10.24	Pledge Agreement by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008
**10.25	Intellectual Property Security Agreement by Company to Keybank National Association, dated February 8, 2008

Exhibit Number	Exhibit
**10.26	Intellectual Property Security Agreement by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008
10.27
Carbon Fiber Technology LLC audited balance sheet as of November 30, 2007 and the related statements of income, member's equity and cash flow for the period ended November 30, 2007 (Filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)
*10.28	2009 Aldila Inc. Executive Bonus Plan (Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 11, 2009 and incorporated herein by reference)
*10.29	2009 Aldila Inc. Equity Incentive Plan (Filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 11, 2009 and incorporated herein by reference)
*10.30
Form of Restricted Stock Award Agreement under 2009 Aldila Inc. Equity Incentive Plan (Filed as Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 11, 2009 and incorporated herein by reference)
*10.31	2009 Aldila Inc. Outside Director Equity Plan (Filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 11, 2009 and incorporated herein by reference)
*10.32
Form of Restricted Stock Award Agreement under 2009 Aldila Inc. Outside Director Equity Plan (Filed as Exhibit 99.6 to the Company's Current Report on Form 8-K dated March 11, 2009 and incorporated herein by reference)
*10.33
2009 Change of Control Retention Agreement by and between the Company and Peter Mathewson (Filed as Exhibit 99.7 to the Company's Current Report on Form 8-K dated March 11, 2009 and incorporated herein by reference)
*10.34
Form of 2009 Officer Change of Control Retention Agreement by and between the Company and non-CEO executive officers. (Filed as Exhibit 99.8 to the Company's Current Report on Form 8-K dated March 11, 2009 and incorporated herein by reference)
*10.35
Form of Director and Officer Indemnification Agreement by and between the Company and its directors and officers (Filed as Exhibit 99.9 to the Company's Current Report on Form 8-K dated March 11, 2009 and incorporated herein by reference)
10.36
Loan Modification Agreement by and between the Company and Key Bank of Ohio, effective as of December 31, 2008 entered into on February 9, 2009 (Filed as Exhibit 99.10 to the Company's Current Report on Form 8-K dated March 11, 2009 and incorporated herein by reference)
11.1	Statement re: Computation of Net Income (Loss) per Common Share.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Mayer, Hoffman, McCann P.C.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits

**
Previously filed as an Exhibit to the Company's Annual Report filed on Form 10-K for the year ended December 31, 2007.