Form 10-Q
period 2009-03-31
ALDILA INC
filed 2009-05-14
CIK 902272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Registrant’s telephone number, including area code — 858-513-1801

Registrant’s website — www.aldila.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Common shares outstanding as of May 11, 2009 was —  5,174,183

A LDILA, INC.

Form 10-Q for the Quarterly Period

Ended March 31, 2009

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,090	$6,157
Accounts receivable	6,116	6,407
Income tax receivable	1,606	2,272
Inventories	10,091	11,583
Deferred taxes	850	809
Prepaid expenses and other current assets	541	484
Total current assets	25,294	27,712

PROPERTY, PLANT AND EQUIPMENT	12,490	12,789

DEFERRED TAXES	1,187	1,187

OTHER NON-CURRENT ASSETS	240	244

TOTAL ASSETS	$39,211	$41,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,714	$3,420
Accrued expenses	2,066	2,307
Short term debt	2,400	5,000
Other current liability	134	117
Total current liabilities	8,314	10,844

LONG-TERM LIABILITIES:
Deferred rent	144	153
Long term debt	2,917	3,167
Other long-term liabilities	1,508	1,508
Total liabilities	12,883	15,672

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,174,183 shares as of March 31, 2009 and as of December 31, 2008	52	52
Additional paid-in capital	44,237	44,121
Accumulated deficit	(17,961)	(17,913)
Total stockholders’ equity	26,328	26,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,211	$41,932

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended
	March 31,
	2009	2008
NET SALES	$13,803	$16,663
COST OF SALES	10,941	12,104
Gross profit	2,862	4,559

SELLING, GENERAL AND ADMINISTRATIVE	2,830	4,033
Operating income	32	526

OTHER INCOME (EXPENSE):
Interest income	2	220
Interest expense	(58)	(39)
Other, net	(16)	40
(LOSS) INCOME BEFORE INCOME TAXES	(40)	747
PROVISION FOR INCOME TAXES	8	289

NET (LOSS) INCOME	$(48)	$458

NET (LOSS) INCOME PER COMMON SHARE	$(0.01)	$0.09

NET (LOSS) INCOME PER COMMON SHARE, ASSUMING DILUTION	$(0.01)	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,174	5,155

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,174	5,194

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three months ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(48)	$458
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	456	452
Stock-based compensation	116	55
Loss on disposal of fixed assets	7	4
Changes in assets and liabilities:
Accounts receivable	291	403
Inventories	1,492	497
Deferred tax assets	(41)	(21)
Prepaid expenses and other assets	(57)	103
Accounts payable	294	(535)
Accrued expenses	(241)	(516)
Income taxes payable/receivable	666	(4,135)
Other current liabilities	17	—
Deferred rent and other long-term liability	(9)	11
Net cash provided by (used for) operating activities	2,943	(3,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(165)	(594)
Proceeds from sales of property, plant and equipment	5	16
Net cash used for investing activities	(160)	(578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against term loan	—	5,000
Payments for the term loan	(250)	(167)
Borrowings against line of credit	1,400	3,000
Payments for line of credit	(4,000)	—
Proceeds from issuance of common stock	—	18
Dividend payments	—	(25,777)
Net cash used for financing activities	(2,850)	(17,926)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(67)	(21,728)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,157	29,529
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,090	$7,801

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes	$12	$4,432
Interest	$55	$44
NONCASH INVESTING AND FINANCING ACTIVITY:
Dividends declared	$—	$773

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.             Basis of Presentation

The consolidated balance sheet as of March 31, 2009 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2009 and 2008, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2008 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements and notes thereto included in the Company’s Annual Report and filed on Form 10-K with the Securities and Exchange Commission.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis were subject to SFAS No. 157. Nonfinancial nonrecurring assets and liabilities included on our consolidated balance sheets include long lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such nonfinancial assets or liabilities were subject to SFAS No. 157 for the three months ended March 31, 2009.

On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” (“SFAS No. 141R”) to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact that the adoption of this FSP will have on its financial statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the financial statements of the Company.

2.             Inventories

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$7,672	$7,970
Work in process	296	424
Finished goods	2,123	3,189
Net inventories	$10,091	$11,583

Inventory reserves included in net inventories	$1,049	$1,167

3.             Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Machinery and equipment	$20,327	$20,233
Office furniture and equipment	1,941	1,938
Leasehold improvements	10,692	10,692
Building and land	2,870	2,870
Property and equipment not yet in service	481	487
Total gross fixed assets	36,311	36,220
Less: accumulated depreciation and amortization	(23,821)	(23,431)
Net property, plant and equipment	$12,490	$12,789

4.             Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Payroll and employee benefits	$1,643	$1,811
Warranty reserve (1)	155	110
Legal and professional fees	5	—
Other	263	386
	$2,066	$2,307

(1) Warranty reserve rollforward

	January 1, 2009	January 1, 2008
	through March 31,	through December 31,
	2009	2008
Beginning Balance	$110	$135
Settlement of Warranty	(27)	(105)
Adjustments to Warranty	72	80
Ending Balance	$155	$110

5.                   Debt

The Company entered into a Credit and Security Agreement (“Credit Facility”) with KeyBank National Association (“Key Bank”) on February 8, 2008 and subsequently amended the agreement on February 9, 2009, with an effective date of December 31, 2008.  The amended Credit Facility is comprised of a Term Loan Commitment (“Term Loan”) of $5.0 million and a Maximum Revolving Amount (“Revolver”) of $5.0 million, for a total Credit Facility of $10.0 million.  The Credit Facility terminates on February 8, 2013.  The Company’s assets serve as collateral for the Credit Facility.  The interest rate of borrowing against the Credit Facility can be either at a Derived Base Rate or Eurodollar Rate.  The Derived Base Rate is the Base Rate plus 2.75%.  The Base Rate is defined as a rate per annum equal to the greater of (a) the Prime Rate or (b) one-half of one percent (.50%) in excess of the Federal Funds Effective Rate.  Eurodollar Rate is a LIBOR rate plus 4.50%.  The Company must maintain certain Financial Covenants (“Covenants”) in accordance with the amended Credit Facility effective December 31, 2009, which are as follows: a Leverage Ratio which cannot exceed 2.0 to 1.0, a Fixed Charge Coverage Ratio not to be less than 1.2 to 1.0.  The Company must also maintain a Minimum Cash Balance equal to or greater than $5.0 million effective December 31, 2008.

Short term debt

	March 31, 2009	December 31, 2008
Revolving line of credit	$1,400	$4,000
Current portion of long term debt	1,000	1,000
Short term debt	2,400	5,000

Long term debt

	March 31, 2009	December 31, 2008
Term Loan	$3,917	$4,167
Less: current portion of long term debt	(1,000)	(1,000)
Long term debt	2,917	3,167
Total debt	$5,317	$8,167

Short term debt — The Company has borrowed $1.4 million against the Revolver as of March 31, 2009 at an interest rate of 6.00%.  The Company must pay a 0.25% commitment fee for the average unused portion of the Revolver for any given period.  On April 1, 2009, the Company paid off the $1.4 million of the Revolver with one day interest.

Long term debt — The Company borrowed $5.0 million during the first quarter of 2008 against the Term Loan.  The interest rate of the Term Loan is LIBOR plus 4.50% and adjusts each month.  As of March 31, 2009, the interest rate was 5.03%.  The Company must make monthly payments of $83,333 plus interest.  The Company has paid $250,000 against the Term Loan in 2009.

6.             Stockholders’ Equity

On February 11, 2008, the Company announced a $5.00 special cash dividend payable to shareholders of record on February 25, 2008. The special dividend qualifies as a change in capitalization in accordance with the 1994 Stock Option Plan.  On October 7, 2008, the Compensation Committee of the Company’s Board of Directors approved the modification to the exercise price of all outstanding stock options issued prior to May 30, 2008, subject to and in compliance with the Internal Revenue Service Code regulations, to appropriately reflect the impact of the above developments.

The Company paid $25.8 million for the aforementioned special cash dividend to shareholders during the first quarter period ended March 31, 2008.  The Company also paid two $0.15 quarterly dividends per share during the first half of 2008.  On August 21, 2008, the Company announced that it was discontinuing its quarterly dividend of $0.15 per share.

7.             Accounting for Share-Based Compensation

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

There were no capitalized stock-based compensation costs as of March 31, 2009 and 2008, respectively.  During the three month periods ended March 31, 2009 and 2008, the Company did not grant any stock options or restricted stock awards.  The Company recognizes share-based compensation expense using the straight line attribution method.  The remaining unrecognized compensation cost related to unvested awards at March 31, 2009, was approximately $461,000; such expense will be recognized over a weighted average period of 1.7 years. This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company’s forfeiture rate.  The Company’s FAS 123R expense was $116,000 and $55,000 for the three month periods ended March 31, 2009 and 2008, respectively.

Stock Option Activity

Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three month periods ended March 31, 2009 and 2008, respectively, are as follows (in thousands):

	Three month periods ended March 31,
	2009	2008
Proceeds from stock options exercised	$—	$18
Tax benefit related to stock options exercised	$—	$—
Intrinsic value of stock options exercised	$—	$2

The following table summarizes the stock option transactions during the three month period ended March 31, 2009:

Weighted
Average
		Weighted	Remaining
		average	Contractual	Aggregate
		exercise	Life	Intrinsic
	Shares	price	(in years)	Value
Options outstanding 1/1/2009	155,202	$10.72
Options granted	—	—
Options exercised	—	—
Options terminated	—	—
Options outstanding 03/31/2009	155,202	$10.72	5.9	$6.68
Options exercisable 03/31/2009	129,353	$10.54	5.4	$6.51

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes model.  The Company estimates the expected life of its grants based upon historical exercise data.  The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option.  Expected volatility is based on the historical volatilities of the Company’s common stock.  The Company determined in August 2008 to suspend dividend payments and as a consequence expected dividend yield will be nil in the above application of the Black-Scholes model.

Restricted Stock Activity

Restricted stock awards were issued to employees under the Company’s Plan.  Restricted stock awards vest over three years and are subject to the employees’ continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period.    A summary of the status of and changes in restricted stock units granted under the Company’s Plan as of and during the three month period ended March 31, 2009 is presented below:

	March 31, 2009
		Weighted
		Average
		Fair
	Shares	Value
Restricted stock outstanding 1/1/2009	57,651	$10.10
Restricted stock awarded	—	$—
Restricted stock vested	—	$—
Restricted stock terminated	—	$—
Restricted stock outstanding 03/31/2009	57,651	$10.10

8.             Segment Reporting

The Company classifies its business into two segments based on products offered; Composite Products and Composite Materials.  The Composite Products segment is mainly comprised of sales of graphite golf shafts.  The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics, film adhesives.   The Company evaluates performance based on profit or loss from operations.  The Company does not evaluate inter-segment sales and historically has not tracked such sales.  The Composite Materials segment produces the majority of its materials for the Composite Products segment.  Certain SG&A costs and other shared support costs are recorded initially in the Composite Products segment and allocated for segment reporting.  Segment long-lived assets are comprised of property, plant and equipment.  The long-lived assets of the Composite Materials segment also support the Composite Products segment, as the Composite Materials segment manufactures the majority of the raw material prepreg consumed by the Composite Products segment.

Segment Operating Results

	Three month period ended March 31, 2009
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$12,317	$1,486	$13,803
Operating (loss) income	$(159)	$191	$32
(Loss) income before income taxes	$(223)	$183	$(40)

	Three month period ended March 31, 2008
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$14,117	$2,546	$16,663
Operating income	$140	$386	$526
Income before income taxes	$200	$547	$747

 Segment Long-Lived Assets

	As of	As of
	March 31,	December 31,
	2009	2008
Composite Products	$6,973	$7,276
Composite Materials	5,517	5,513
Total Long-Lived Assets	$12,490	$12,789

9.       Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007, and has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As such, the Company has recorded an other current liability of $117,000 and an other long term liability of $1.5 million as of December 31, 2008. There have been no material changes to these amounts during the first quarter ended March 31, 2009.  As of March 31, 2009, such amounts were $134,000 and $1.5 million, respectively.

 The Company does not anticipate material changes to the Company’s unrecognized tax positions that it has taken.  The Company’s practice is to recognize interest related to income tax matters in income tax expense. During the three month periods ended March 31, 2009 and 2008, the Company recorded interest expense of $17,000 and $13,000, respectively.   As of March 31, 2009 and December 31, 2008, the Company had approximately $142,000 and $125,000, respectively, accrued for interest.

10.     Subsequent Events

On May 13, 2009, the 2009 Equity Incentive Plan and the 2009 Outside Director Equity Plan (“Director Plan”) were approved at the 2009 Annual Meeting of Shareholders.  Pursuant to the adoption of the Director Plan, each outside Director of the Company was granted 3,334 options to purchase common stock of the Company with an exercise price of $3.79.

Item 2.                          Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations and liquidity.  The Company is disclosing segment information for two segments.    Composite Products is comprised of sales of golf shafts and other composite products.  Composite Materials is comprised of external sales of prepreg products in the forms of uni-tapes, fabrics and film adhesives.

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

We have several significant accounting estimates, such as; revenue recognition, accounts receivable, inventories and income taxes which were discussed in the 2008 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the three months ended March 31, 2009, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates previously made that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Overview - Business Conditions

 Composite Products

The Composite Products segment is mainly comprised of graphite golf shafts.  The graphite shaft market consists of customized OEM production shafts, both premium and value and Aldila branded and co-branded shafts. The Company sells customized OEM production and co-branded shafts directly to its OEM customers and sells Aldila branded shafts through the OEM custom stock and custom fit programs and to distributors. The Company’s recent branded shaft offerings are as follows:

Branded Shaft Offerings

•                  Aldila NV® and NV® Line extensions.

•                  Introduced in 2003, featuring the Company’s exclusive Micro Laminate Technology®.

•                  Enjoyed numerous Tour victories and industry-wide recognition.

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

•                  Used by Aldila advisory staff member, Paula Creamer, for 4 LPGA wins in 2008.

•                  VooDoo®

•                  Initially introduced on Tour during the first quarter of 2008.

•                  One of the most popular shafts on the PGA Tour.

•                  Used to win 8 events in 2008 and 6 events so far in 2009.

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

•                  Aldila shafts were included on the Golf Digest Hot List and won the Golf Tips Magazine’s Technology Award.

•                  2008 Tour Play

•                  Aldila enjoyed a great 2008 Tour season.

•                  On the PGA Tour, players using Aldila shafts won 13 events, including the World Golf Championship-CA Championship and the Verizon Heritage by Aldila advisory staff member, Boo Weekley.

•                  Players using Aldila shafts won 13 events on the Nationwide Tour and 15 events on the Champions Tour.

•                  On the LPGA Tour, players using Aldila shafts won 20 events, and Paula Creamer, an Aldila advisory staff member, won four events.

•                  2009 Tour Play

•                  Aldila has also enjoyed a great start to the 2009 Tour season.

•                  On the PGA Tour, players using Aldila shafts have won 6 events, including the Mercedes-Benz Championship, WGC-Accenture Match Play Championship and the Masters.

•                  Players using Aldila shafts have also won 6 of 8 events on the Nationwide Tour.

Competition

The Company tries to maintain a broad customer base in both the OEM production shaft and branded shaft market segments and competes aggressively with foreign-based shaft manufacturers for OEM production shafts and branded shafts. However, the Company’s sales have tended to be concentrated among a limited number of major club companies, thus making the Company’s results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company’s shafts to their customers. In 2008, net sales to Ping, Acushnet Company and Callaway Golf, represented 21%, 16% and 15% of the Company’s net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2009.

Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad depth and range of its customer base. Golf club companies regularly introduce new clubs, frequently containing innovations in design. Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies. While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do. The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods and at the same time, new offerings fail to achieve a high level of new sales sufficient to exceed or replace the previous sales levels of “hot” clubs. This is especially true in the premium branded driver programs. If the Company does not participate in these programs, it could have an adverse effect on the Company’s revenues and average selling prices. Average selling prices of the Company’s shafts have varied greatly over the years based upon programs it participates in, mix of shafts, wood vs. irons, competition, retail inventory situations or a shortage of raw materials available. The Company’s average selling price remained relatively flat for the three month period ended March 31, 2009 (“2009 Period”) as compared to the three month period ended March 31, 2008 (“2008 Period”).

In the midst of this pricing pressure that the Company has faced over the years, the Company has attempted to reduce its cost structure in order to be competitive. In order to do so, the Company continues to look at ways to accomplish this, which in the past has prompted the Company to move its shaft manufacturing operations offshore, first to Mexico, then China and in 2006 to Vietnam.  The Company manufactures the majority of its golf shafts in China followed by Vietnam absorbing the second largest production volume.

Composite Materials

The Composite Materials segment is comprised of external sales of prepreg, film adhesives, fabrics and other materials.  The Company historically has not tracked inter-segment sales and has always looked at the contribution provided by Composite Materials based upon the external sales of materials. The Company records all shared costs to Composite Products and allocates certain costs for segment reporting, such as shipping, purchasing and other administrative costs based upon the net revenues of each segment. Costs that are specific to one segment are charged directly to the respective segment.

The Company began to manufacture composite materials in 1994. Initially, the prepreg produced was mainly consumed by the Composite Products segment. Until recently, the Company’s external sales of prepreg and other materials had increased over the past several years. Sales of prepreg, as a percentage of net sales, were 11% for the 2009 Period as compared to 15% for the 2008 Period.  The Company has spent a significant amount of money over the past several years to increase the capacity of its prepreg operations in support of its external sales of prepreg and Composite Products operations. Over the last several years, the Company has put in place two prepreg production lines, a second resin filmer and completed the installation of a wide prepreg tape line during the first quarter of 2008. The prepreg lines add to the Company’s capacity of prepreg to support both the Composite Materials and Composite Products segments. The additional resin filmer supports the Company’s wide tape line and provide backup film capacity as the Company had previously only one resin filmer. In addition, the wide tape line allows the Company to enter some markets it has previously not been able to access.

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

Results of Operations

First Quarter 2009 Compared to First Quarter 2008

Net Sales

	As of March 31,
	2009	2008	Chg	% Chg
Composite Products	$12,317	$14,117	$(1,800)	(13)%
Composite Materials	1,486	2,546	(1,060)	(42)%
Total Net Sales	$13,803	$16,663	$(2,860)	(17)%

Net sales decreased by $2.9 million, or 17%, for the 2009 Period as compared to the 2008 Period.  The decrease in sales was attributed to decreases in Composite Product and Composite Materials sales.  The decrease in the Composite Product sales of $1.8 million is mainly attributed to a decrease in OEM production shafts, which was partially offset by an increase in the sales of co-branded shafts.  The golf industry continues to be impacted by the worldwide recession.  The National Golf Foundation club build report, which is comprised of information provided by golf club manufactures, showed a 22% decline in metal woods and a 18% decline in irons produced through March 31, 2009 as compared to the same period last year.  The Company anticipates that this trend will continue through the second quarter as club companies aggressively manage their inventories and begin to shift their focus to their 2010 product lines scheduled to ramp up in the second half of the year.  The Company’s average selling price of golf shaft sales remained relatively flat on a 13% decrease in the units shipped in the 2009 Period as compared to the 2008 Period.  Composite Materials sales decreased by $1.1 million, or a 42% decrease.  Composite Materials have decreased to approximately 11% of the Company’s consolidated net revenues.  The Composite Materials segment also continues to be impacted by the worldwide recession.  The majority of our Composite Materials business is to customers in the recreational products industry.  Our customers’ businesses have been impacted by the weak economy similar to what is impacting the Composite Products segment.  The Company continues to attempt to diversify its customer base in this segment so as not to be highly concentrated in the recreational products industry.

Gross Profit

	As of March 31,
	2009	2008	Chg	% Chg
Composite Products	$2,450	$3,849	$(1,399)	(36)%
Composite Materials	412	710	(298)	(42)%
Total Gross Profit	$2,862	$4,559	$(1,697)	(37)%

Total gross profit decreased by approximately $1.7 million, or 37%, in the 2009 Period as compared to the 2008 Period.  The decrease in Composite Products gross profit was mainly attributed to the decrease in net sales in the 2009 Period as compared to 2008 Period.  The Company has attempted to mitigate this decrease by actively managing its expenses and shifting more of manufacturing to Asia from Mexico.  The Company continues to analyze its operations in Mexico for further potential cost cutting efforts.  Composite Products gross margin decreased to 20% for the 2009 Period as compared to 27% for the 2008 Period, which is mainly attributed to lower volumes to spread our manufacturing costs.  The Composite Materials gross profit decreased by approximately $298,000, or 42%, in the 2009 Period as compared to the 2008 Period.  The decrease was mainly attributed to a decrease in the quantity of Composite Materials shipped in the 2009 Period as compared to the 2008 Period.  Composite Materials gross margin was 28% for the 2009 Period and 2008 Period.

Operating (Loss) Income

	As of March 31,
	2009	2008	Chg	% Chg
Gross profit	$2,862	$4,559	$(1,697)	(37)%
Selling, General & Administrative (“SG&A) Expense
Composite Products	2,609	3,709	(1,100)	(30)%
Composite Materials	221	324	(103)	(32)%
Total SG&A	2,830	4,033	(1,203)	(30)%

Operating (Loss) Income
Composite Products	(159)	140	(299)	(214)%
Composite Materials	191	386	(195)	(51)%
Operating Income	$32	$526	$(494)	(94)%
Operating Margin	0%	3%	(3)%

Operating income decreased by $494,000, or 94%, in the 2009 Period as compared to the 2008 Period.  The decrease was attributed to a decrease in gross profit of $1.7 million, which was partially offset by a decrease in SG&A expenses of $1.2 million.  The Company is aggressively managing its expenses, which resulted in the decreases in SG&A expenses.  SG&A expenses decreased as a percentage of revenues to 21% in the 2009 Period as compared to 24% for the 2008 Period.  The majority of the decrease in SG&A expenses was attributed to a decrease in advertising and promotional expenses of approximately $900,000 in the 2009 Period as compared to the 2008 Period.  In addition, the 2008 Period was negatively impacted by increased legal costs of approximately $81,000 related to the establishment of a credit facility with KeyBank National Association (“Key Bank”) and professional fees of approximately $104,000 in relation to the restatement of the Company’s previously issued financial statements.

Other Income (Expense)

	As of March 31,
	2009	2008	Chg	% Chg

Operating income	$32	$526	$(494)	(94)%

Interest income	2	220	(218)	(99)%
Interest expense	(58)	(39)	19	49%
Other, net	(16)	40	(56)	(140)%
Total other income (expense)	(72)	221	(293)	(133)%
(Loss) income before income taxes	$(40)	$747	$(787)	(105)%

Other Income decreased by approximately $293,000, or 133%, for the 2009 Period as compared to the 2008 Period.  The majority of the decrease was attributed to a decrease in interest income of $218,000 and an increase in interest expense of $19,000.

Income Taxes

	As of March 31,
	2009	2008	Chg	% Chg
(Loss) income before income taxes	$(40)	$747	$(787)	(105)%
Provision for income taxes	8	289	(281)	(97)%
Net (loss) income	$(48)	$458	$(506)	(110)%
Effective tax rate	(20)%	39%	(59)%
Profit margin	(0)%	3%	(3)%

The Company recorded a provision for income taxes in the amount of $8,000 in the 2009 Period as compared to $289,000 for the 2008 Period.  The Company’s effective tax rate was 20% for the 2009 Period as compared to 39% for the 2008 Period. The Company records its provision for income taxes in interim periods based upon its estimated annual effective rate.  The Company also records interest expense for its unrecognized tax benefits in the provision for income taxes.  The amount of expense for the 2009 Period and 2008 Period was approximately $17,000 and $13,000, respectively.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) decreased by approximately $67,000 as of March 31, 2009 as compared to December 31, 2008.  The decrease in cash was mainly attributed to payments against its credit facility, which was partially offset by cash provided by working capital.  Cash provided by operations was $2.9 million for the 2009 Period as compared to cash used of $3.2 million for the 2008 Period.  The Company is actively managing its working capital and placing continued emphasis on its inventory and accounts receivable.  The Company was able to reduce its inventory by approximately $1.5 million during the 2009 Period.

The Company used approximately $165,000 for capital expenditures during the 2009 Period as compared to $594,000 during the 2008 Period.  The Company has spent approximately $162,000 in support of its Composite Product segment and approximately $3,000 in support of its Composite Materials segment.  Management anticipates capital expenditures will approximate between $0.5 and $1.0 million for the year ended December 31, 2009.

The Company did not pay any dividends during the 2009 Period.  The Company declared and paid a special $5.00 cash dividend to shareholders during the 2008 Period.  The dividend payments to shareholders in support of the special dividend totaled $25.8 million.  In addition to the special dividend, the Company declared a $0.15 per share quarterly dividend during the 2008 Period and subsequently paid the dividend in April of 2008.  The Company terminated its quarterly dividend in August of 2008.  The Company’s dividend policy is reviewed quarterly during the Company’s Board of Directors meetings and subject to Board approval.

The Company borrowed $8.0 million from Key Bank during the 2008 Period to help support the payment of the special dividend.  The borrowing is comprised of a term loan and a revolving line of credit.  The Company borrowed $5.0 million against the term loan, which is payable over a five year period.  The Company makes monthly principal payments of $83,333 plus interest to Key Bank against the term loan.  The Company paid $250,000 against the term loan in the 2009 Period as compared to $167,000 for the 2008 Period.  The Company borrowed $1.4 million against the revolving line of credit and made payments against it of $4.0 million during the 2009 Period as compared to borrowings of $3.0 million during the 2008 Period.  The Company was able to reduce its total debt by $2.9 million during the quarter ended March 31, 2009.

We believe that our cash from operating activities will be adequate to meet our anticipated requirements for working capital, capital expenditures and debt service for the next twelve months.  There can be no assurance, however, that our business will continue to generate cash flows at current levels.  If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, reduce capital expenditures or obtain additional financing and there is no assurance we will be able to do so on a timely basis or on satisfactory terms.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis were subject to SFAS No. 157. Nonfinancial nonrecurring assets and liabilities included on our consolidated balance sheets include long lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such nonfinancial assets or liabilities were subject to SFAS No. 157 for the three months ended March 31, 2009.

On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” (“SFAS No. 141R”) to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact that the adoption of this FSP will have on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact that the adoption of this FSP will have on its financial statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the financial statements of the Company.

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

Backlog

As of March 31, 2009, the Company had a sales backlog of approximately $5.0 million compared to approximately $9.9 million as of March 31, 2008.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

The Company’s Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) presents a more detailed discussion of these and other risks related to the forward-looking statements in this 10-Q, in particular under “Risk Factors” in Part I, Item 1A of the Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of the Form 10-K.  The forward-looking statements in this 10-Q are particularly subject to the risks that:

•                  consumer discretionary spending will continue to be impacted by the world recession, which could have a material impact on our business;

•                  our product offerings, including the NV®, VS Proto™, DVS®, VooDoo® shaft lines and product offerings outside the golf industry, will not achieve or maintain success with consumers or customers;

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

•                  our international operations will be adversely affected by political instability, currency fluctuations, export/import regulations or other risks typical of multi-national operations, particularly those in less-developed countries;

•                  the Company will not be able to acquire adequate supplies of carbon fiber at reasonable market prices;

•                  acts of terrorism, natural disasters, or disease pandemics interfere with our manufacturing operations or our ability to ship our finished products.

Item 4T.       Controls and Procedures

(a)   As of the end of the period covered by this report, Aldila management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2009 such disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Aldila required to be included in Aldila’s periodic filings under the Exchange Act.

(b )   There have been no material changes in the Company’s internal controls over financial reporting, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Dated:	ALDILA, INC.

May 14, 2009	/s/ Scott M. Bier
Scott M. Bier
Signing both in his capacity as
Chief Financial Officer and as Chief Accounting
Officer of the Registrant