Form 10-Q
period 2009-06-30
ALDILA INC
filed 2009-08-13
CIK 902272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Registrant’s website — www.aldila.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Common shares outstanding as of August 7, 2009 was —  5,174,183

A LDILA, INC.

Form 10-Q for the Quarterly Period

Ended June 30, 2009

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,837	$6,157
Accounts receivable	4,934	6,407
Income tax receivable	2,161	2,272
Inventories	9,656	11,583
Deferred taxes	701	809
Prepaid expenses and other current assets	715	484
Total current assets	25,004	27,712

PROPERTY, PLANT AND EQUIPMENT	12,259	12,789

DEFERRED TAXES	1,453	1,187

OTHER NON-CURRENT ASSETS	236	244

TOTAL ASSETS	$38,952	$41,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,018	$3,420
Accrued expenses	2,264	2,307
Short term debt	2,400	5,000
Other current liability	149	117
Total current liabilities	8,831	10,844

LONG-TERM LIABILITIES:
Deferred rent	132	153
Longterm debt	2,667	3,167
Other long-term liabilities	1,508	1,508
Total liabilities	13,138	15,672

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,174,183 shares as of June 30, 2009 and as of December 31, 2008	52	52
Additional paid-in capital	44,350	44,121
Accumulated deficit	(18,588)	(17,913)
Total stockholders’ equity	25,814	26,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,952	$41,932

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
NET SALES	$10,574	$13,644	$24,377	$30,307
COST OF SALES	9,191	11,027	20,132	23,131
Gross profit	1,383	2,617	4,245	7,176

SELLING, GENERAL AND ADMINISTRATIVE	2,558	3,392	5,388	7,425
Operating loss	(1,175)	(775)	(1,143)	(249)

OTHER INCOME (EXPENSE):
Interest income	7	42	9	262
Interest expense	(44)	(91)	(102)	(130)
Other, net	(64)	18	(80)	58
LOSS BEFORE INCOME TAXES	(1,276)	(806)	(1,316)	(59)
(BENEFIT) PROVISION FOR INCOME TAXES	(649)	(283)	(641)	6
NET LOSS	$(627)	$(523)	$(675)	$(65)

NET LOSS PER COMMON SHARE	$(0.12)	$(0.10)	$(0.13)	$(0.01)

NET LOSS PER COMMON SHARE, ASSUMING DILUTION	$(0.12)	$(0.10)	$(0.13)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,174	5,155	5,174	5,155

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,174	5,155	5,174	5,155

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six months ended
	June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(675)	$(65)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	892	918
Stock-based compensation	229	104
Loss on disposal of fixed assets	76	8
Changes in assets and liabilities:
Accounts receivable	1,473	2,951
Inventories	1,927	93
Deferred tax assets	(158)	(39)
Prepaid expenses and other assets	(231)	(72)
Accounts payable	598	786
Accrued expenses	(43)	(379)
Income taxes payable/receivable	111	(4,755)
Other current liabilities	32	—
Deferred rent and other long-term liability	(21)	19
Net cash provided by (used for) operating activities	4,210	(431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(441)	(995)
Proceeds from sales of property, plant and equipment	11	17
Net cash used for investing activities	(430)	(978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against term loan	—	5,000
Payments for term loan	(500)	(417)
Borrowings against line of credit	2,800	3,000
Payments for line of credit	(5,400)	—
Proceeds from issuance of common stock	—	18
Dividend payments	—	(27,323)
Net cash used for financing activities	(3,100)	(19,722)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	680	(21,131)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,157	29,529
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,837	$8,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes	$20	$4,775
Interest	$101	$116

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.              Basis of Presentation

The consolidated balance sheet as of June 30, 2009 and the consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 and the consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2008 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis were subject to SFAS No. 157. Nonfinancial nonrecurring assets and liabilities included on our consolidated balance sheets include long lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such nonfinancial assets or liabilities were subject to SFAS No. 157 for the six months ended June 30, 2009.

On April 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” (“SFAS No. 141R”) to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.    The adoption of this FSP did not have a material impact on the Company’s financial statements.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2. The adoption of this FSP did not have a material impact on the Company’s financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.  The adoption of this FSP did not have a material impact on the Company’s financial statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2.  The adoption of SAB 111 did not have a material impact on the Company’s financial statements.

Effective April 1, 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 through August 13, 2009, the date these consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

2.                                       Inventories

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$7,436	$7,970
Work in process	217	424
Finished goods	2,003	3,189
Net inventories	$9,656	$11,583

Inventory reserves included in net inventories	$1,083	$1,167

3.              Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Machinery and equipment	$20,488	$20,233
Office furniture and equipment	1,926	1,938
Leasehold improvements	10,692	10,692
Building and land	2,875	2,870
Property and equipment not yet in service	498	487
Total gross fixed assets	36,479	36,220
Less: accumulated depreciation and amortization	(24,220)	(23,431)
Net property, plant and equipment	$12,259	$12,789

4.              Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Payroll and employee benefits	$1,911	$1,811
Warranty reserve (1)	150	110
Other	203	386
	$2,264	$2,307

(1) Warranty reserve rollforward

	January 1, 2009	January 1, 2008
	through June 30,	through December 31,
	2009	2008
Beginning Balance	$110	$135
Settlement of Warranty	(43)	(105)
Adjustments to Warranty	83	80
Ending Balance	$150	$110

5.              Debt

The Company entered into a Credit and Security Agreement (“Credit Facility”) with KeyBank National Association (“Key Bank”) on February 8, 2008 and subsequently amended the agreement on February 9, 2009, with an effective date of December 31, 2008.  The amended Credit Facility is comprised of a Term Loan Commitment (“Term Loan”) of $5.0 million and a Maximum Revolving Amount (“Revolver”) of $5.0 million, for a total Credit Facility of $10.0 million.  The Credit Facility terminates on February 8, 2013.  The Company’s assets serve as collateral for the Credit Facility.  The interest rate of borrowing against the Credit Facility can be either at a Derived Base Rate or Eurodollar Rate.  The Derived Base Rate is the Base Rate plus 2.75%.  The Base Rate is defined as a rate per annum equal to the greater of (a) the Prime Rate or (b) one-half of one percent (.50%) in excess of the Federal Funds Effective Rate.  Eurodollar Rate is a LIBOR rate plus 4.50%.  The Company must maintain certain Financial Covenants (“Covenants”) in accordance with the amended Credit Facility effective December 31, 2009, which are as follows: a Leverage Ratio which cannot exceed 2.0 to 1.0, a Fixed Charge Coverage Ratio not to be less than 1.2 to 1.0.  The Company must also maintain a minimum domestic cash balance equal to or greater than $5.0 million each quarter effective December 31, 2008.

Short term debt

	June 30, 2009	December 31, 2008
Revolving line of credit	$1,400	$4,000
Current portion of long term debt	1,000	1,000
Short term debt	2,400	5,000

Long term debt

	June 30, 2009	December 31, 2008
Term Loan	$3,667	$4,167
Less: current portion of long term debt	(1,000)	(1,000)
Long term debt	2,667	3,167
Total debt	$5,067	$8,167

Short term debt — The Company has borrowed $1.4 million against the Revolver as of June 30, 2009 at an interest rate of 6.00%.  The Company must pay a 0.25% commitment fee for the average unused portion of the Revolver for any given period.  On July 1, 2009, the Company paid off the $1.4 million of the Revolver with one day interest.

Long term debt — The Company borrowed $5.0 million during the first quarter of 2008 against the Term Loan.  The interest rate of the Term Loan is LIBOR plus 4.50% and adjusts each month.  As of June 30, 2009, the interest rate was 4.875%.  The Company must make monthly payments of $83,333 plus interest.  The Company has paid $500,000 against the Term Loan in 2009.

6.                                            Fair Value of Financial Instruments

In April 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, FSP No. FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim as well as in annual financial statements.  The Company’s financial instruments include cash and equivalents, investments, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.   The carrying fair value of the Company’s long-term debt, including the current portion approximates fair value as of June 30, 2009. The estimated fair value has been determined based on rates for the same or similar instruments.

7.              Stockholders’ Equity

On February 11, 2008, the Company announced a $5.00 special cash dividend payable to shareholders of record on February 25, 2008. The special dividend qualified as a change in capitalization in accordance with the 1994 Stock Option Plan.  On October 7, 2008, the Compensation Committee of the Company’s Board of Directors approved the modification to the exercise price of all outstanding stock options issued prior to May 30, 2008, subject to and in compliance with the Internal Revenue Service Code regulations, to appropriately reflect the impact of the above developments.

The Company paid $25.8 million for the aforementioned special cash dividend to shareholders during the first quarter period ended March 31, 2008.  The Company also paid two $0.15 quarterly dividends per share during the first half of 2008.  On August 21, 2008, the Company announced that it was discontinuing its quarterly dividend of $0.15 per share.

8.              Accounting for Share-Based Compensation

On January 1, 2006 the Company adopted FAS No.123R (Revised 2004), “Share Based Payment,” (“FAS No. 123R”), using the modified prospective method.  In accordance with FAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period.  The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

On May 13, 2009 at the Company’s Annual Meeting, the Company’s shareholders ratified the 2009 Aldila, Inc. Equity Plan (“Equity Plan”) and the 2009 Aldila, Inc. Outside Director Equity Plan (“Director Plan”).  There are 860,000 shares available for grant against the Equity Plan plus any outstanding options or restricted stock awards under the Company’s 1994 Stock Incentive Plan (“1994 Plan”) that terminate prior to being exercised or vesting, respectively, not to exceed 212,853.  There are 100,000 shares available for grant against the Director Plan.  In accordance with the Director Plan, the Company granted 13,336 non-qualified stock options to its Board of Directors on May 13, 2009.  During the six month periods ended June 30, 2009 and 2008, the Company did not grant any restricted stock awards.  The Company recognizes share-based compensation expense using the straight line attribution method.  The remaining unrecognized compensation cost related to unvested awards at June 30, 2009, was approximately $375,000; such expense will be recognized over a weighted average period of 1.4 years. This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company’s forfeiture rate.  The Company’s FAS 123R expense was $229,000 and $104,000 for the six month periods ended June 30, 2009 and 2008, respectively.  There were no capitalized stock-based compensation costs as of June 30, 2009 and 2008, respectively.

Stock Option Activity

Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three month periods ended June 30, 2009 and 2008, respectively, are as follows (in thousands):

	Three month periods ended June 30,
	2009	2008
Proceeds from stock options exercised	$—	$18
Tax benefit related to stock options exercised	$—	$—
Intrinsic value of stock options exercised	$—	$2

	Six month periods ended June 30,
	2009	2008
Proceeds from stock options exercised	$—	$18
Tax benefit related to stock options exercised	$—	$—
Intrinsic value of stock options exercised	$—	$2

The following table summarizes the stock option transactions during the six month period ended June 30, 2009:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding 1/1/2009	155,202	$10.72
Options granted	13,336	3.79
Options exercised	—	—
Options terminated	—	—
Options outstanding 06/30/2009	168,538	$10.17	5.75	$6.31
Options exercisable 06/30/2009	142,279	$10.87	5.40	$6.79

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes model.  The Company estimates the expected life of its grants based upon historical exercise data.  The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option.  Expected volatility is based on the historical volatilities of the Company’s common stock.  The Company determined in August 2008 to suspend dividend payments and as a consequence expected dividend yield will be nil in the application of the Black-Scholes model.  Expected volatility is based on the historical volatilities of the Company’s common stock.  Below is the information for the stock option grants for 2009 and 2008.

	2009	2008
Expected life (years)	3.71	3.69
Risk-free interest rate	1.65%	2.9%
Expected volatility	74.1%	64.3%
Expected dividend yield	0.0%	7.6%
Weighted average fair value of options granted	$2.04	$2.51

Restricted Stock Activity

Restricted stock awards vest over three years and are subject to the employees’ continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period.    A summary of the status of and changes in restricted stock awards granted under the Company’s Plans as of and during the six month period ended June 30, 2009 is presented below:

	June 30, 2009
		Weighted
		Average
		Fair
	Shares	Value
Restricted stock outstanding 1/1/2009	57,651	$10.10
Restricted stock awarded	—	$—
Restricted stock vested	—	$—
Restricted stock terminated	—	$—
Restricted stock outstanding 06/30/2009	57,651	$10.10

9.                                     Segment Reporting

The Company classifies its business into two segments based on products offered: Composite Products and Composite Materials.  The Composite Products segment is mainly comprised of sales of graphite golf shafts.  The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics, film adhesives.   The Company evaluates performance based on profit or loss from operations.  The Company does not evaluate inter-segment sales and historically has not tracked such sales.  The Composite Materials segment produces the majority of its materials for the Composite Products segment.  Certain selling, general and administrative costs and other shared support costs are recorded initially in the Composite Products segment and allocated for segment reporting.  Segment long-lived assets are comprised of property, plant and equipment.  The long-lived assets of the Composite Materials segment also support the Composite Products segment, as the Composite Materials segment manufactures the majority of the raw material prepreg consumed by the Composite Products segment.

Segment Operating Results

Three Month Periods Ended June 30, 2009 and 2008

	Three month period ended June 30, 2009
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$9,030	$1,544	$10,574
Operating (loss) income	$(1,400)	$225	$(1,175)
(Loss) income before income taxes	$(1,487)	$211	$(1,276)

	Three month period ended June 30, 2008
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$11,368	$2,276	$13,644
Operating (loss) income	$(995)	$220	$(775)
(Loss) income before income taxes	$(1,022)	$216	$(806)

Six Month Periods Ended June 30, 2009 and 2008

	Six month period ended June 30, 2009
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$21,347	$3,030	$24,377
Operating (loss) income	$(1,559)	$416	$(1,143)
(Loss) income before income taxes	$(1,710)	$394	$(1,316)

	Six month period ended June 30, 2008
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$25,485	$4,822	$30,307
Operating (loss) income	$(855)	$606	$(249)
(Loss) income before income taxes	$(695)	$636	$(59)

Segment Long-Lived Assets

	As of	As of
	June 30,	December 31,
	2009	2008
Composite Products	$7,143	$7,276
Composite Materials	5,116	5,513
Total Long-Lived Assets	$12,259	$12,789

10.                                Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007, and has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As such, the Company has recorded an other current liability of $117,000 and an other long term liability of $1.5 million as of December 31, 2008. There have been no material changes to these amounts during the six month ended June 30, 2009.  As of June 30, 2009, such amounts were $149,000 and $1.5 million, respectively.

The Company does not anticipate material changes to the Company’s unrecognized tax positions that it has taken.  The Company’s practice is to recognize interest related to income tax matters in income tax expense. During the six month periods ended June 30, 2009 and 2008, the Company recorded interest expense of $32,000 and $25,000, respectively.   As of June 30, 2009 and December 31, 2008, the Company had approximately $157,000 and $125,000, respectively, accrued for interest.

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

We have several significant accounting estimates, such as: revenue recognition, accounts receivable, inventories and income taxes which were discussed in the 2008 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the six months ended June 30, 2009, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates previously made that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

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

•                  Introduced  in 2007.

•                  Features carbon nanotubes and an innovative tip design for extra kick at impact—with optimum launch.

•                  Used by Aldila advisory staff member, Paula Creamer, for 4 LPGA wins in 2008.

•                  VooDoo®

•                  Initially introduced on Tour during the first quarter of 2008.

•                  One of the most popular shafts on the PGA Tour.

•                  Used to win 8 events in 2008 and 9 events so far in 2009.

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

•                  2009 Tour Play

•      Aldila is having one of the best years ever on Tour in 2009.

•                  On the PGA Tour, players using Aldila shafts have won 10 events, including the Mercedes-Benz Championship, WGC-Accenture Match Play Championship and The Masters.

•                  Players using Aldila shafts have also won 10 events on the Nationwide Tour.

•                  Aldila was the most popular wood and hybrid shaft at The Masters, U.S. Open, The Open Championship and every World Golf Championship to date.

•                  Aldila has also been the most popular wood and hybrid shaft at the majority of all other PGA and Nationwide Tour events.

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

Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad depth and range of its customer base. Golf club companies regularly introduce new clubs, frequently containing innovations in design. Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies. While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do. The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods and at the same time, new offerings fail to achieve a high level of new sales sufficient to exceed or replace the previous sales levels of “hot” clubs. This is especially true in the premium branded driver programs. If the Company does not participate in these programs, it could have an adverse effect on the Company’s revenues and average selling prices. Average selling prices of the Company’s shafts have varied greatly over the years based upon programs it participates in, mix of shafts, wood vs. irons, competition, retail inventory situations or a shortage of raw materials available. The Company’s average selling price decreased by approximately 6% for the three month period ended June 30, 2009 (“2009 Quarter”) as compared to the three month period ended June 30, 2008 (“2008 Quarter”) and has decreased 3% for the six month period ended June 30, 2009 (“2009 Period”) as compared to the six month period ended June 30, 2008 (“2008 Period”).

In the midst of this pricing pressure that the Company has faced over the years, the Company has attempted to reduce its cost structure in order to be competitive. In order to do so, the Company continues to look at ways to accomplish this, which in the past has prompted the Company to move its shaft manufacturing operations offshore, first to Mexico, then China and in 2006 to Vietnam.  The Company manufactures the majority of its golf shafts in China followed by Vietnam absorbing the second largest production volume.  The Company has continued to shift its production from North America to Asia and is currently reviewing its Mexico operations for potential  further reductions.

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

The Company began to manufacture composite materials in 1994. Initially, the prepreg produced was mainly consumed by the Composite Products segment. Until recently, the Company’s external sales of prepreg and other materials had increased over the past several years. Sales of prepreg, as a percentage of net sales, were approximately 12% for the 2009 Period as compared to approximately 16% for the 2008 Period.  The Company has spent a significant amount of money over the past several years to increase the capacity of its prepreg operations in support of its external sales of prepreg and Composite Products operations. Over the last several years, the Company has put in place two prepreg production lines, a second resin filmer and completed the installation of a wide prepreg tape line during the first quarter of 2008. The prepreg lines add to the Company’s capacity of prepreg to support both the Composite Materials and Composite Products segments. The additional resin filmer supports the Company’s wide tape line and provides backup film capacity as the Company had previously only one resin filmer. In addition, the wide tape line allows the Company to enter some markets it has previously not been able to access.

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

Results of Operations

Second Quarter 2009 Compared to Second Quarter 2008

Net Sales

	For the three month periods ended June 30,
	2009	2008	Chg	% Chg
Composite Products	$9,030	$11,368	$(2,338)	(21)%
Composite Materials	1,544	2,276	(732)	(32)%
Total Net Sales	$10,574	$13,644	$(3,070)	(23)%

Net sales decreased by $3.1 million, or 23%, for the 2009 Quarter as  compared to the 2008 Quarter.  The decrease in sales was attributed to decreases in Composite Product and Composite Materials sales.  The decrease in the Composite Product sales of $2.3 million is mainly attributed to a decrease in OEM production shafts and branded shafts, which was partially offset by an increase in the sales of co-branded shafts.  The golf industry continues to be impacted by the worldwide recession with an estimated contraction of the golf market between twenty and thirty percent.  Club companies continue to actively manage their inventories as they prepare to launch their 2010 product lines.  We believe our market share remains strong based upon our share of the upcoming 2010 product lines, which will begin to get under way in the third quarter.  The Company’s average selling price of golf shafts decreased by approximately 6% for the 2009 Quarter as compared to the 2008 Quarter.  Composite Materials sales decreased by $732,000, or a 32% decrease.  Composite Materials have decreased to approximately 15% of the Company’s consolidated net revenues for the 2009 Quarter as compared to 17% for the 2008 Quarter.  The Composite Materials segment also continues to be impacted by the worldwide recession.  The majority of our Composite Materials business is to customers in the recreational products industry.  Our customers’ businesses have been impacted by the weak economy similar to what is impacting the Composite Products segment.  The Company continues to attempt to diversify its customer base in this segment so as not to be highly concentrated in the recreational products industry.  We have made two key hires to strengthen our sales and factory operations.

Gross Profit

	For the three month periods ended June 30,
	2009	2008	Chg	% Chg
Composite Products	$948	$1,994	$(1,046)	(52)%
Composite Materials	435	623	(188)	(30)%
Total Gross Profit	$1,383	$2,617	$(1,234)	(47)%

Total gross profit decreased by approximately $1.2 million, or 47%, in the 2009 Quarter as compared to the 2008 Quarter.  The decrease in Composite Products gross profit was mainly attributed to the decrease in net sales in the 2009 Quarter as compared to 2008 Quarter.  The Company has attempted to mitigate this decrease by actively managing its expenses and shifting more of manufacturing to Asia from Mexico.  The Company continues to analyze its operations in Mexico for further potential cost cutting efforts.  Composite Products gross margin decreased to 10% for the 2009 Quarter as compared to 18% for the 2008 Quarter, which is mainly attributed to lower volumes for the Company to spread its manufacturing costs across.  The Composite Materials gross profit decreased by approximately $188,000, or 30%, in the 2009 Quarter as compared to the 2008 Quarter.  The decrease was mainly attributed to a decrease in the quantity of Composite Materials shipped in the 2009 Quarter as compared to the 2008 Quarter.  Composite Materials gross margin was 28% for the 2009 Quarter as compared to 27% for the 2008 Quarter.

Operating (Loss) Income

	For the three month periods ended June 30,
	2009	2008	Chg	% Chg
Gross profit	$1,383	$2,617	$(1,234)	(47)%
Selling, General & Administrative (“SG&A) Expense
Composite Products	2,348	2,989	(641)	(21)%
Composite Materials	210	403	(193)	(48)%
Total SG&A	2,558	3,392	(834)	(25)%

Operating (Loss) Income
Composite Products	(1,400)	(995)	(405)	(41)%
Composite Materials	225	220	5	2%
Operating Loss	$(1,175)	$(775)	$(400)	(52)%
Operating Margin	(11)%	(6)%	(5)%

Operating loss increased by $400,000, or 52%, in the 2009 Quarter as compared to the 2008 Quarter.  The increase in operating loss was attributed to a decrease in gross profit of $1.2 million, which was partially offset by a decrease in SG&A expenses of $834,000.  The Company is aggressively managing its expenses, which resulted in the decreases in SG&A expenses.  SG&A expenses decreased as a percentage of revenues to 24% in the 2009 Quarter as compared to 25% for the 2008 Quarter.  The majority of the decrease in SG&A expenses was attributed to a decrease in advertising and promotional expenses of approximately $900,000 in the 2009 Quarter as compared to the 2008 Quarter.

Other Income (Expense)

	For the three month periods ended June 30,
	2009	2008	Chg	% Chg

Operating loss	$(1,175)	$(775)	$(400)	(52)%

Interest income	7	42	(35)	(83)%
Interest expense	(44)	(91)	47	52%
Other, net	(64)	18	(82)	(456)%
Total other expense	(101)	(31)	(70)	(226)%
Loss before income taxes	$(1,276)	$(806)	$(470)	(58)%

Other income (expense) decreased by approximately $70,000, or 226%, for the 2009 Quarter as compared to the 2008 Quarter.  The majority of the decrease was attributed to a loss on scrapped machinery and a reduction in interest income, which was partially offset by a decrease in interest expense associated with the Company’s credit facility.

Income Taxes

	For the three month periods ended June 30,
	2009	2008	Chg	% Chg
Loss before income taxes	$(1,276)	$(806)	$(470)	(58)%
Benefit for income taxes	(649)	(283)	(366)	129%
Net loss	$(627)	$(523)	$(104)	(20)%
Effective tax rate	51%	35%

The Company recorded a benefit for income taxes in the amount of $649,000 in the 2009 Quarter as compared to $283,000 for the 2008 Quarter.  The Company’s effective tax rate was 51% for the 2009 Quarter as compared to 35% for the 2008 Quarter.  The Company’s 51% effective rate is driven by foreign taxable income at statutory rates which are less than the statutory rates in the United States.  The foreign taxable income created a larger taxable loss in the United States.  The current effective tax rate may not be indicative of the Company’s effective rate in the future.

Six Month Period Ended June 30, 2009 Compared to the Six Month Period Ended June 30, 2008

Net Sales

	For the six month periods ended June 30,
	2009	2008	Chg	% Chg
Composite Products	$21,347	$25,485	$(4,138)	(16)%
Composite Materials	3,030	4,822	(1,792)	(37)%
Total Net Sales	$24,377	$30,307	$(5,930)	(20)%

Net sales decreased by $5.9 million, or 20%, for the 2009 Period as compared to the 2008 Period.  The decrease in sales was attributed to decreases in Composite Product and Composite Materials sales.  The decrease in the Composite Product sales of $4.1 million is mainly attributed to a decrease in OEM production shafts and branded shafts, which was partially offset by an increase in the sales of co-branded shafts.  The golf industry continues to be impacted by the worldwide recession with an estimated contraction of the golf market between twenty and thirty percent.  Club companies continue to actively manage their inventories as they prepare to launch their 2010 product lines.  We believe our market share remains strong based upon our share of the upcoming 2010 product lines, which will begin to get under way in the third quarter.  The Company’s average selling price of golf shafts decreased by approximately 3% for the 2009 Period as compared to the 2008 Period.  Composite Materials sales decreased by $1.8 million, or a 37% decrease.  Composite Materials have decreased to approximately 12% of the Company’s consolidated net revenues for the 2009 Period as compared to 16% for the 2008 Period.  The Composite Materials segment also continues to be impacted by the worldwide recession.  The majority of our Composite Materials business is to customers in the recreational products industry.  Our customers’ businesses have been impacted by the weak economy similar to what is impacting the Composite Products segment.  The Company continues to attempt to diversify its customer base in this segment so as not to be highly concentrated in the recreational products industry.  We have made two key hires to strengthen our sales and factory operations.

Gross Profit

	For the six month periods ended June 30,
	2009	2008	Chg	% Chg
Composite Products	$3,398	$5,843	$(2,445)	(42)%
Composite Materials	847	1,333	(486)	(36)%
Total Gross Profit	$4,245	$7,176	$(2,931)	(41)%

Total gross profit decreased by approximately $2.9 million, or 41%, in the 2009 Period as compared to the 2008 Period.  The decrease in Composite Products gross profit was mainly attributed to the decrease in net sales in the 2009 Period as compared to 2008 Period.  The Company has attempted to mitigate this decrease by actively managing its expenses and shifting more of manufacturing to Asia from Mexico.  The Company continues to analyze its operations in Mexico for further potential cost cutting efforts.  Composite Products gross margin decreased to 16% for the 2009 Period as compared to 23% for the 2008 Period, which is mainly attributed to lower volumes to spread our manufacturing costs.  The Composite Materials gross profit decreased by approximately $486,000, or 36%, in the 2009 Period as compared to the 2008 Period.  The decrease was mainly attributed to a decrease in the quantity of Composite Materials shipped in the 2009 Period as compared to the 2008 Period.  Composite Materials gross margin was 28% for the 2009 Period as compared to 28% for the 2008 Period.

Operating (Loss) Income

	For the six month periods ended June 30,
	2009	2008	Chg	% Chg
Gross profit	$4,245	$7,176	$(2,931)	(41)%
Selling, General & Administrative (“SG&A) Expense
Composite Products	4,957	6,698	(1,741)	(26)%
Composite Materials	431	727	(296)	(41)%
Total SG&A	5,388	7,425	(2,037)	(27)%

Operating (Loss) Income
Composite Products	(1,559)	(855)	(704)	(82)%
Composite Materials	416	606	(190)	(31)%
Operating Loss	$(1,143)	$(249)	$(894)	(359)%
Operating Margin	(5)%	(1)%	(4)%

Operating loss increased by $894,000, or 359%, in the 2009 Period as compared to the 2008 Period.  The increase in operating loss was attributed to a decrease in gross profit of $2.9 million, which was partially offset by a decrease in SG&A expenses of $2.0 million.  The Company is aggressively managing its expenses, which resulted in the decreases in SG&A expenses.  SG&A expenses decreased as a percentage of revenues to 22% in the 2009 Periods as compared to 24% for the 2008 Period.  The majority of the decrease in SG&A expenses was attributed to a decrease in advertising and promotional expenses of approximately $1.8 million in the 2009 Period as compared to the 2008 Period.

Other Income (Expense)

	For the six month periods ended June 30,
	2009	2008	Chg	% Chg

Operating loss	$(1,143)	$(249)	$(894)	(359)%

Interest income	9	262	(253)	(97)%
Interest expense	(102)	(130)	28	(22)%
Other, net	(80)	58	(138)	(238)%
Total other income (expense)	(173)	190	(363)	(191)%
Lossi before income taxes	$(1,316)	$(59)	$(1,257)	(2,131)%

Other income (expense) decreased by approximately $363,000, or 191%, for the 2009 Period as compared to the 2008 Period.  The majority of the decrease was attributed to a loss of interest income and a decrease in other attributed to scrapped machinery in the 2009 Period.

Income Taxes

	For the six month periods ended June 30,
	2009	2008	Chg	% Chg
Loss before income taxes	$(1,316)	$(59)	$(1,257)	(2,131)%
(Benefit) provision for income taxes	(641)	6	(647)	(10,783)%
Net loss	$(675)	$(65)	$(610)	(938)%
Effective tax rate	49%	(10)%

The Company recorded a benefit for income taxes in the amount of $641,000 in the 2009 Period as compared to a provision of $6,000 for the 2008 Period.  The Company’s effective tax rate was 49% for the 2009 Period as compared to (10)% for the 2008 Period.  The Company’s 49% effective rate is driven by foreign taxable income at statutory rates which are less than the statutory rates in the United States.  The foreign taxable income created a larger taxable loss in the United States.  The current effective tax rate may not be indicative of the Company’s effective rate in the future.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) increased by approximately $680,000 as of June 30, 2009 as compared to December 31, 2008.  The increase in cash was mainly attributed to the Company actively managing its working capital, which allowed the Company to increase its cash during the 2009 Period while paying down its Credit Facility in the amount of $3.1 million and supporting capital expenditures of $441,000.  Cash provided by operations was $4.2 million for the 2009 Period as compared to cash used of $431,000 for the 2008 Period.  The Company is actively managing its working capital and placing continued emphasis on its inventory and accounts receivable.

The Company used approximately $441,000 for capital expenditures during the 2009 Period as compared to $995,000 during the 2008 Period.  The Company has spent approximately $438,000 in support of its Composite Product segment and approximately $3,000 in support of its Composite Materials segment.  Management anticipates capital expenditures will  be between $500,000 and $1.0 million for the year ended December 31, 2009.

The Company did not pay any dividends during the 2009 Period.  The Company declared and paid a special $5.00 cash dividend to shareholders during the 2008 Period.  The dividend payments to shareholders in support of the special dividend totaled $25.8 million.  In addition to the special dividend, the Company declared two $0.15 per share quarterly dividends during the 2008 Period.   The Company terminated its quarterly dividend in August of 2008.  The Company’s dividend policy is reviewed quarterly during the Company’s Board of Directors meetings and subject to Board approval.

The Company borrowed $8.0 million from Key Bank during the 2008 Period to help support the payment of the special dividend.  The borrowing is comprised of a term loan and a revolving line of credit.  The Company borrowed $5.0 million against the term loan, which is payable over a five year period.  The Company makes monthly principal payments of $83,333 plus interest to Key Bank against the term loan.  The Company paid $500,000 against the term loan in the 2009 Period as compared to $417,000 for the 2008 Period.  The Company borrowed $2.8 million against the revolving line of credit and made payments against it of $5.4 million during the 2009 Period as compared to borrowings of $3.0 million during the 2008 Period.  The Company was able to reduce its total debt by $3.1 million during the 2009 Period.

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

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis were subject to SFAS No. 157. Nonfinancial, nonrecurring assets and liabilities included on our consolidated balance sheets include long lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such nonfinancial assets or liabilities were subject to SFAS No. 157 for the six months ended June 30, 2009.

Effective April 1, 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 through August 13, 2009, the date these consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Backlog

As of June 30, 2009, the Company had a sales backlog of approximately $6.8 million compared to approximately $7.7 million as of June 30, 2008.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the first and second quarters, due in large part to seasonal factors.  Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

Item 4T.                                         Controls and Procedures

(a)   As of the end of the period covered by this report, Aldila management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2009 such disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Aldila required to be included in Aldila’s periodic filings under the Exchange Act.

(b )   There have been no material changes in the Company’s internal controls over financial reporting, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 13, 2009. The following were voted on:

Election of Directors:

Nominee	For	Withheld	% of Votes For
Thomas A. Brand	4,474,033	170,062	96.34
Peter R. Mathewson	4,545,084	99,011	97.87
Bryant R. Riley	4,478,888	165,207	96.45
Andrew M. Leitch	4,476,881	167,215	96.40
Michael J. Sheldon	4,496,387	147,708	96.82

Approval of the 2009 Aldila, Inc. Equity Incentive Plan

Number of	Number of	Number of	Number of
Votes For	Votes Against	Votes Abstain	Broker Non-Votes
2,014,388	719,356	2,988	1,907,363

Approval of the 2009 Aldila, Inc. Outside Director Equity Plan

Number of	Number of	Number of	Number of
Votes For	Votes Against	Votes Abstain	Broker Non-Votes
2,466,770	265,767	4,195	1,907,363

Vote upon other Business as may come before the Meeting

Number of	Number of	Number of	Number of
Votes For	Votes Against	Votes Abstain	Broker Non-Votes
2,816,434	1,808,162	19,498	—

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
	11.1	Statement re: Computation of Net Income (Loss) per Common Share

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ALDILA, INC.

August 13, 2009	/s/ Scott M. Bier
Scott M. Bier
Signing both in his capacity as
Chief Financial Officer and as Chief Accounting
Officer of the Registrant