Form 10-Q
period 2009-09-30
ALDILA INC
filed 2009-11-16
CIK 902272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Common shares outstanding as of November 11, 2009 was — 5,202,156

A LDILA, INC.

Form 10-Q for the Quarterly Period

Ended September 30, 2009

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,218	$6,157
Accounts receivable	4,421	6,407
Income tax receivable	1,496	2,272
Inventories	10,367	11,583
Deferred taxes	839	809
Prepaid expenses and other current assets	531	484
Total current assets	24,872	27,712

PROPERTY, PLANT AND EQUIPMENT	12,030	12,789

DEFERRED TAXES	1,378	1,187

OTHER NON-CURRENT ASSETS	232	244

TOTAL ASSETS	$38,512	$41,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,963	$3,420
Accrued expenses	2,209	2,307
Short term debt	3,000	5,000
Other current liability	160	117
Total current liabilities	9,332	10,844

LONG-TERM LIABILITIES:
Deferred rent	118	153
Long term debt	2,417	3,167
Other long-term liabilities	1,339	1,508
Total liabilities	13,206	15,672

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,202,156 shares as of September 30, 2009 and 5,174,183 shares as of December 31, 2008	52	52
Additional paid-in capital	44,511	44,121
Accumulated deficit	(19,257)	(17,913)
Total stockholders’ equity	25,306	26,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,512	$41,932

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
NET SALES	$10,671	$11,764	$35,048	$42,071
COST OF SALES	8,153	10,695	28,285	33,826
Gross profit	2,518	1,069	6,763	8,245

SELLING, GENERAL AND ADMINISTRATIVE	2,367	2,841	7,755	10,266
PLANT CONSOLIDATION	212	—	212	—
Operating loss	(61)	(1,772)	(1,204)	(2,021)

OTHER INCOME (EXPENSE):
Interest income	3	27	12	289
Interest expense	(46)	(71)	(148)	(201)
Other, net	4	79	(76)	137
LOSS BEFORE INCOME TAXES	(100)	(1,737)	(1,416)	(1,796)
PROVISION BENEFIT FOR INCOME TAXES	471	(643)	(170)	(637)
NET LOSS	$(571)	$(1,094)	$(1,246)	$(1,159)

NET LOSS PER COMMON SHARE	$(0.11)	$(0.21)	$(0.24)	$(0.22)

NET LOSS PER COMMON SHARE, ASSUMING DILUTION	$(0.11)	$(0.21)	$(0.24)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,186	5,164	5,178	5,158

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,186	5,164	5,178	5,158

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine months ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,246)	$(1,159)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,340	1,392
Stock-based compensation	292	123
Loss on disposal of fixed assets	102	10
Changes in assets and liabilities:
Accounts receivable	1,986	1,862
Inventories	1,216	1,072
Deferred tax assets	(221)	400
Prepaid expenses and other assets	(47)	171
Accounts payable	543	195
Accrued expenses	(98)	(407)
Income taxes payable/receivable	776	(6,398)
Other current liabilities	43	—
Deferred rent and other long-term liability	(204)	560
Net cash provided by (used for) operating activities	4,482	(2,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(707)	(1,246)
Proceeds from sales of property, plant and equipment	36	17
Net cash used for investing activities	(671)	(1,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against term loan	—	5,000
Payments for term loan	(750)	(667)
Borrowings against line of credit	4,800	7,000
Payments for line of credit	(6,800)	(3,000)
Proceeds from issuance of common stock	—	18
Dividend payments	—	(27,323)
Net cash used for financing activities	(2,750)	(18,972)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,061	(22,380)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,157	29,529
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,218	$7,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes	$47	$4,789
Interest	$148	$187

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.             Basis of Presentation

The consolidated balance sheet as of September 30, 2009 and the consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and the consolidated statements of cash flows for the nine month periods ended September 30, 2009 and 2008, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  The consolidated balance sheet as of December 31, 2008 was derived from the Aldila, Inc. and subsidiaries’ (the “Company’s”) audited financial statements.  Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted new authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to Fair Value Measurements for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, all other non-financial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis were subject to the new guidance.   Non-financial nonrecurring assets and liabilities included on our consolidated balance sheets include long lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such non-financial assets or liabilities were subject to the new fair value guidance for the nine months ended September 30, 2009.

On April 1, 2009, the FASB issued new guidance related to Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The new guidance requires:  (i) that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated and (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by other authoritative guidance and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. This new guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.    The adoption of this did not have a material impact on the Company’s financial statements.

On April 9, 2009, the FASB issued guidance related to Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidelines for making fair value measurements more consistent with the principles presented in Fair Value Measurements. This new guidance must be applied prospectively and retrospective application is not permitted and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this did not have a material impact on the Company’s financial statements.

On April 9, 2009, the FASB issued guidance related to Recognition and Presentation of Other-Than-Temporary Impairments which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. This new guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this did not have a material impact on the Company’s financial statements.

Effective April 1, 2009, the FASB issued guidance related to Subsequent Events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The new subsequent events guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2009 and November 16, 2009, the date these consolidated financial statements were issued.

In June 2009, the FASB issued new guidance related to The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces previously issued guidance related to The Hierarchy of Generally Accepted

Accounting Principles and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. The new guidance is effective for interim and annual periods ending after September 15, 2009 and did not have a material impact on the Company’s consolidated financial statements.

2.             Inventories

Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$7,687	$7,970
Work in process	477	424
Finished goods	2,203	3,189
Net inventories	$10,367	$11,583

Inventory reserves included in net inventories	$1,274	$1,167

3.             Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Machinery and equipment	$19,907	$20,233
Office furniture and equipment	1,896	1,938
Leasehold improvements	10,879	10,692
Building and land	2,875	2,870
Property and equipment not in service	644	487
Total gross fixed assets	36,201	36,220
Less: accumulated depreciation and amortization	(24,171)	(23,431)
Net property, plant and equipment	$12,030	$12,789

4.             Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Payroll and employee benefits	$1,659	$1,811
Warranty reserve (1)	144	110
Other	406	386
	$2,209	$2,307

(1) Warranty reserve rollforward

	January 1, 2009	January 1, 2008
	through September 30,	through December 31,
	2009	2008
Beginning Balance	$110	$135
Settlement of Warranty	(59)	(105)
Adjustments to Warranty	93	80
Ending Balance	$144	$110

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

Short term debt

	September 30, 2009	December 31, 2008
Revolving line of credit	$2,000	$4,000
Current portion of long term debt	1,000	1,000
Short term debt	3,000	5,000

Long term debt

	September 30, 2009	December 31, 2008
Term Loan	$3,417	$4,167
Less: current portion of long term debt	(1,000)	(1,000)
Long term debt	2,417	3,167
Total debt	$5,417	$8,167

Short term debt — The Company has borrowed $2.0 million against the Revolver as of September 30, 2009 at an interest rate of 6.00%.  The Company must pay a 0.25% commitment fee for the average unused portion of the Revolver for any given period.  On October 1, 2009, the Company paid off the $2.0 million of the Revolver with one day interest.

Long term debt — The Company borrowed $5.0 million during the first quarter of 2008 against the Term Loan.  The interest rate of the Term Loan is LIBOR plus 4.50% and adjusts each month.  As of September 30, 2009, the interest rate was 4.753%.  The Company must make monthly payments of $83,333 plus interest.  The Company has paid $750,000 against the Term Loan in 2009.

6.                                           Fair Value of Financial Instruments

The Company’s financial instruments include cash and equivalents, investments, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.   The carrying fair value of the Company’s long-term debt, including the current portion approximates fair value as of September 30, 2009. The estimated fair value has been determined based on rates for the same or similar instruments.

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

On May 13, 2009 at the Company’s Annual Meeting, the Company’s shareholders ratified the 2009 Aldila, Inc. Equity Plan (“Equity Plan”) and the 2009 Aldila, Inc. Outside Director Equity Plan (“Director Plan”).  There are 860,000 shares available for grant against the Equity Plan plus any outstanding options or restricted stock awards under the Company’s 1994 Stock Incentive Plan (“1994 Plan”) that terminate prior to being exercised or vesting, respectively, not to exceed 212,853.  The Company’s Board of Directors granted 43,030 shares of restricted stock to employees on August 25, 2009.  There are 100,000 shares available for grant against the Director Plan.  In accordance with the Director Plan, the Company granted 13,336 non-qualified stock options to its Board of Directors on May 13, 2009.  The Company recognizes share-based compensation expense using the straight line attribution method.  The remaining unrecognized compensation cost related to unvested awards at September 30, 2009, was approximately $462,000; such expense will be recognized over a weighted average period of 1.7 years. This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company’s forfeiture rate.  The Company’s share based expense was $292,000 and $123,000 for the nine month periods ended September 30, 2009 and 2008, respectively and is included in SG&A.

Stock Option Activity

Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three and nine month periods ended September 30, 2009 and 2008, respectively, are as follows (in thousands):

Three month periods ended September 30,
	2009	2008
Proceeds from stock options exercised	$—	$—
Tax benefit related to stock options exercised	$—	$—
Intrinsic value of stock options exercised	$—	$—

	Nine month periods ended September 30,
	2009	2008
Proceeds from stock options exercised	$—	$18
Tax benefit related to stock options exercised	$—	$—
Intrinsic value of stock options exercised	$—	$2

The following table summarizes the stock option transactions during the nine month period ended September 30, 2009:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding 1/1/2009	155,202	$10.72
Options granted	13,336	3.79
Options exercised	—	—
Options terminated	—	—
Options outstanding 09/30/2009	168,538	$10.17	5.50	$6.31
Options exercisable 09/30/2009	142,279	$10.87	5.10	$6.79

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

Restricted Stock Activity

Restricted stock awards vest over three years and are subject to the employees’ continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period.  A summary of the status of and changes in restricted stock awards granted under the Company’s Plans as of and during the nine month period ended September 30, 2009 is presented below:

	September 30, 2009
		Weighted
		Average
		Fair
	Shares	Value
Restricted stock outstanding 1/1/2009	57,651	$10.10
Restricted stock awarded	43,030	$3.64
Restricted stock vested	27,973	$12.09
Restricted stock terminated	1,865	$7.53
Restricted stock outstanding 09/30/2009	70,843	$5.46

9.            Segment Reporting

The Company classifies its business into two segments based on products offered: Composite Products and Composite Materials.  The Composite Products segment is mainly comprised of sales of graphite golf shafts.  The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics and film adhesives.   The Company evaluates performance based on profit or loss from operations.  The Company does not evaluate inter-segment sales and historically has not tracked such sales.  The Composite Materials segment produces the majority of its materials for the Composite Products segment.  Certain selling, general and administrative costs and other shared support costs are recorded initially in the Composite Products segment and allocated for segment reporting.  Segment long-lived assets are comprised of property, plant and equipment.  The long-lived assets of the Composite Materials segment also support the Composite Products segment, as the Composite Materials segment manufactures the majority of the raw material prepreg consumed by the Composite Products segment.

Segment Operating Results

Three Month Periods Ended September 30, 2009 and 2008

	Three month period ended September 30, 2009
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$9,002	$1,669	$10,671
Operating (loss) income	$(241)	$180	$(61)
(Loss) income before income taxes	$(273)	$173	$(100)

	Three month period ended September 30, 2008
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$10,400	$1,364	$11,764
Operating (loss) income	$(1,938)	$166	$(1,772)
(Loss) income before income taxes	$(1,905)	$168	$(1,737)

Nine Month Periods Ended September 30, 2009 and 2008

	Nine month period ended September 30, 2009
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$30,349	$4,699	$35,048
Operating (loss) income	$(1,800)	$596	$(1,204)
(Loss) income before income taxes	$(1,984)	$568	$(1,416)

	Nine month period ended September 30, 2008
	Composite	Composite
	Products	Materials	Total
Revenues from external customers	$35,885	$6,186	$42,071
Operating (loss) income	$(2,793)	$772	$(2,021)
(Loss) income before income taxes	$(2,600)	$804	$(1,796)

Segment Long-Lived Assets

	As of	As of
	September 30,	December 31,
	2009	2008
Composite Products	$7,082	$7,276
Composite Materials	4,948	5,513
Total Long-Lived Assets	$12,030	$12,789

10.                               Income Taxes

The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  During the quarter ended September 30, 2009, the Company recorded an income tax charge in the amount of $744,000 related to the closure of its Mexico facility.  The amount is attributed to the earnings which will be repatriated from Mexico, which the Company had not paid U.S. income tax on and will be partially offset by foreign tax credits on the income taxes paid in Mexico.  The Company has unrecognized tax positions of $1.5 million as of September 30, 2009 and $1.6 million as of December 31, 2008.  The Company had an other current liability of $117,000 and an other long term liability of $1.5 million as of December 31, 2008. As of September 30, 2009, such amounts were $160,000 and $1.3 million, respectively.  The only significant change to these amounts during the nine months ended September 30, 2009, was the expiration of statute of limitations on 2005 unrecognized tax positions totaling approximately $168,000.

The Company does not anticipate material changes to the Company’s unrecognized tax positions that it has taken.  The Company’s practice is to recognize interest related to income tax matters in income tax expense. During the nine month periods ended September 30, 2009 and 2008, the Company recorded interest expense of $42,000 and $56,000, respectively.   As of September 30, 2009 and December 31, 2008, the Company had approximately $167,000 and $125,000, respectively, accrued for interest.

11.                               Subsequent Events

The Company was notified on October 28, 2009 from the Internal Revenue Service (“IRS”) that its income tax return for 2007 has been selected for a random audit.  The Company has not yet met with representatives from the IRS and anticipates doing so during the fourth quarter of 2009.

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

We have several significant accounting estimates, such as: revenue recognition, accounts receivable, inventories and income taxes which were discussed in the 2008 Annual Report filed on Form 10-K, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.  Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.  During the nine months ended September 30, 2009, we did not make any new accounting estimates that are considered significant accounting estimates nor were there any significant changes related to our significant accounting estimates previously made that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

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

•                  Used to win 8 events in 2008 and 10 events so far in 2009.

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

•                  On the PGA Tour, players using Aldila shafts have won 15 events, including the Mercedes-Benz Championship, WGC-Accenture Match Play Championship and The Masters.

•                  Players using Aldila shafts have also won 16 events on the Nationwide Tour.

•                  Aldila was the most popular wood and hybrid shaft at The Masters, U.S. Open, The PGA Championship, The Open Championship and every World Golf Championship to date.

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

Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad depth and range of its customer base. Golf club companies regularly introduce new clubs, frequently containing innovations in design. Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies. While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular “hot” club or that sales of a “hot” club that does not include the Company’s shafts will not have a negative impact on the sales of those clubs that do. The Company’s sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more “hot” clubs, which then tail off in subsequent periods and at the same time, new offerings fail to achieve a high level of new sales sufficient to exceed or replace the previous sales levels of “hot” clubs. This is especially true in the premium branded driver programs. If the Company does not participate in these programs, it could have an adverse effect on the Company’s revenues and average selling prices. Average selling prices of the Company’s shafts have varied greatly over the years based upon programs it participates in, mix of shafts, wood versus. irons, competition, retail inventory situations or a shortage of raw materials available. The Company’s average selling price increased by approximately 1% for the three month period ended September 30, 2009 (“2009 Quarter”) as compared to the three month period ended September 30, 2008 (“2008 Quarter”) and has decreased 2% for the nine month period ended September 30, 2009 (“2009 Period”) as compared to the nine month period ended September 30, 2008 (“2008 Period”).

In the midst of this pricing pressure that the Company has faced over the years, the Company has attempted to reduce its cost structure in order to stay competitive. In order to do so, the Company continues to look at ways to accomplish this, which in the past has prompted the Company to move its shaft manufacturing operations offshore, first to Mexico, then China and in 2006 to Vietnam.  The Company manufactures the majority of its golf shafts in China followed by Vietnam absorbing the second largest production volume.  The Company has continued to shift its production from North America to Asia and announced during the 2009 Quarter that it is closing down its facility in Mexico.  The Company has incurred $212,000 during the 2009 Quarter in association with the Plant Consolidation.  The Company anticipates that the Plant Consolidation will be completed during the fourth quarter of 2009.  While there will be some ongoing administrative costs as the Company completes the liquidation process in Mexico, the Company does not anticipate material costs in the future.

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

The Company began to manufacture composite materials in 1994. Initially, the prepreg produced was mainly consumed by the Composite Products segment. Until recently, the Company’s external sales of prepreg and other materials had increased over the past several years. Sales of prepreg, as a percentage of net sales, were approximately 14% for the 2009 Period as compared to approximately 15% for the 2008 Period.  The Company has spent a significant amount of money over the past several years to increase the capacity of its prepreg operations in support of its external sales of prepreg and Composite Products operations. Over the last several years, the Company has put in place two prepreg production lines, a second resin filmer and completed the installation of a wide prepreg tape line during the first quarter of 2008. The prepreg lines add to the Company’s capacity of prepreg to support both the Composite Materials and Composite Products segments. The additional resin filmer supports the Company’s wide tape line and provides backup film capacity as the Company had previously only one resin filmer. In addition, the wide tape line allows the Company to enter some markets it has previously not been able to access.

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

Results of Operations

Third Quarter 2009 Compared to Third Quarter 2008

Net Sales

	For the three month periods ended September 30,
	2009	2008	Chg	% Chg
Composite Products	$9,002	$10,400	$(1,398)	(13)%
Composite Materials	1,669	1,364	305	22%
Total Net Sales	$10,671	$11,764	$(1,093)	(9)%

Net sales decreased by $1.1 million, or 9%, for the 2009 Quarter as compared to the 2008 Quarter.  The decrease in sales was attributed to decreases in Composite Products sales, which was partially offset by an increase in Composite Materials sales.  The decrease in the Composite Product sales of $1.4 million is mainly attributed to a decrease in OEM production shafts.  The golf industry continues to be impacted by the worldwide recession with an estimated contraction of the golf market between twenty and thirty percent.  Club companies continue to actively manage their inventories as they prepare to launch their 2010 product lines.  We believe our market share remains strong based upon our share of the upcoming 2010 product lines, which began during the 2009 Quarter.  The Company’s average selling price of golf shafts increased by approximately 1% for the 2009 Quarter as compared to the 2008 Quarter.  The Company’s unit sales decreased by 14% in the 2009 Quarter as compared to the 2008 Quarter.  Composite Materials sales increased by $305,000, or a 22% increase.  Composite Materials sales were approximately 16% of the Company’s consolidated net revenues for the 2009 Quarter as compared to 12% for the 2008 Quarter.  Although the Composite Materials sales increased quarter versus quarter, the segment also continues to be impacted by the worldwide recession.  The majority of our Composite Materials business is to customers in the recreational products industry.  Our customers’ businesses have been impacted by the weak economy similar to what is impacting the Composite Products segment.  The Company continues to attempt to diversify its customer base in this segment so as not to be highly concentrated in the recreational products industry.

Gross Profit

	For the three month periods ended September 30,
	2009	2008	Chg	% Chg
Composite Products	$2,084	$805	$1,279	159%
Composite Materials	434	264	170	64%
Total Gross Profit	$2,518	$1,069	$1,449	136%

Total gross profit increased by approximately $1.4 million, or 136%, in the 2009 Quarter as compared to the 2008 Quarter.  The increase in Composite Products gross profit was attributed to a more profitable mix of shafts during the 2009 Quarter as compared to the 2008 Quarter.  The Company’s branded and co-branded shafts sales, which sell at better margins, were 37% of sales for the 2009 Quarter as compared to 33% for the 2008 Quarter.  In addition, the decrease in units shipped during the 2009 Quarter was attributed to a 29% decrease in sales of iron shafts, which typically sell at lower margins than the Company’s wood shafts.  In addition to the favorable mix in shafts sold during the 2009 Quarter, the Company benefited from lower manufacturing costs, including material, labor and overhead, during the 2009 Quarter as compared to the 2008 Quarter.  The majority of the units produced and shipped during the 2009 Quarter were manufactured in Asia, as the Company has announced the closure of its manufacturing facility in Mexico.  Composite Products gross margin increased to 23% for the 2009 Quarter as compared to 8% for the 2008 Quarter.  The Composite Materials gross profit increased by approximately $170,000, or 64%, in the 2009 Quarter as compared to the 2008 Quarter.  Composite Materials gross margin was 26% for the 2009 Quarter as compared to 19% for the 2008 Quarter.

Operating (Loss) Income

	For the three month periods ended September 30,
	2009	2008	Chg	% Chg
Gross profit	$2,518	$1,069	$1,449	136%
Selling, General & Administrative Expense (“SG&A”)
Composite Products	2,325	2,743	(418)	(15)%
Composite Materials	254	98	156	159%
Total SG&A	2,579	2,841	(262)	(9)%

Operating (Loss) Income
Composite Products	(241)	(1,938)	1,697	88%
Composite Materials	180	166	14	8%
Operating Loss	$(61)	$(1,772)	$1,711	97%
Operating Margin	(1)%	(15)%	14%

Operating loss decreased by $1.7 million, or 97%, in the 2009 Quarter as compared to the 2008 Quarter.  The decrease in operating loss was attributed to an increase in gross profit of $1.4 million and a decrease in SG&A of $262,000.  Included in the Composite Products SG&A is $212,000 of Plant Consolidation costs.  Without such costs, the Company’s SG&A would have decreased by $474,000 in the 2009 Quarter as compared to the 2008 Quarter.  The decrease in SG&A is mainly attributed to decreases in advertising and marketing spending.  SG&A expenses, excluding the aforementioned Plant Consolidation costs, as a percentage of revenues is 22% for the 2009 Quarter as compared to 24% for the 2008 Quarter.

Other Income (Expense)

	For the three month periods ended September 30,
	2009	2008	Chg	% Chg

Operating loss	$(61)	$(1,772)	$1,711	97%

Interest income	3	27	(24)	(89)%
Interest expense	(46)	(71)	25	(35)%
Other, net	4	79	(75)	(95)%
Total other expense	(39)	35	(74)	(211)%
Loss before income taxes	$(100)	$(1,737)	$1,637	94%

Other income (expense) decreased by approximately $74,000, or 211%, for the 2009 Quarter as compared to the 2008 Quarter.  The majority of the decrease was attributed to a decrease in other income and a reduction in interest income, which was partially offset by a decrease in interest expense associated with the Company’s credit facility.

Income Taxes

	For the three month periods ended September 30,
	2009	2008	Chg	% Chg
Loss before income taxes	$(100)	$(1,737)	$1,637	94%
Provision (benefit) for income taxes	471	(643)	1,114	173%
Net loss	$(571)	$(1,094)	$523	48%
Effective tax rate	(471)%	37%	(508)%

The Company recorded a provision for income taxes in the amount of $471,000 in the 2009 Quarter as compared to a benefit of $643,000 for the 2008 Quarter.  Included in the provision for the 2009 Quarter was an income tax charge of $744,000 associated with the closure of the Company’s Mexico facility.  The income tax charge is attributed to the repatriation of earnings from Mexico that the Company had not previously paid income taxes on, which was slightly offset by the foreign tax credit received on income taxes paid in Mexico. Also included in the provision was a benefit from the expiration of the statute of limitations of approximately $168,000 attributed to the Company’s unrecognized tax positions for positions taken in 2005.  The Company’s effective tax rate was (471)% for the 2009 Quarter as compared to 37% for the 2008 Quarter.  The Company’s effective rate is also driven by foreign taxable income at statutory rates which are less than the statutory rates in the United States.  The foreign taxable income created a larger taxable loss in the United States.  The current effective tax rate may not be indicative of the Company’s effective rate in the future.

Nine Month Period Ended September 30, 2009 Compared to the Nine Month Period Ended September 30, 2008

Net Sales

	For the nine month periods ended September 30,
	2009	2008	Chg	% Chg
Composite Products	$30,349	$35,885	$(5,536)	(15)%
Composite Materials	4,699	6,186	(1,487)	(24)%
Total Net Sales	$35,048	$42,071	$(7,023)	(17)%

Net sales decreased by $7.0 million, or 17%, for the 2009 Period as compared to the 2008 Period.  The decrease in sales was attributed to decreases in Composite Products and Composite Materials sales.  The decrease in the Composite Product sales of $5.5 million is mainly attributed to a decrease in OEM production shafts and branded shafts, which was partially offset by an increase in the sales of co-branded shafts.  The golf industry continues to be impacted by the worldwide recession with an estimated contraction of the golf market between twenty and thirty percent.  Club companies continue to actively manage their inventories as they prepare to launch their 2010 product lines.  We believe our market share remains strong based upon our share of the upcoming 2010 product lines, which have begun to get under way in the third quarter.  The Company’s average selling price of golf shafts decreased by approximately 2% for the 2009 Period as compared to the 2008 Period.  Composite Materials sales decreased by $1.5 million, or a 24% decrease.  Composite Materials have decreased to approximately 13% of the Company’s consolidated net revenues for the 2009 Period as compared to 15% for the 2008 Period.  The Composite Materials segment also continues to be impacted by the worldwide recession, however, it has shown signs of recovery during the 2009 Quarter, where sales were up 22% versus the 2008 Quarter and an 8% increase sequentially over the second quarter of 2009.  The majority of our Composite Materials business is to customers in the recreational products industry.  Our customers’ businesses have been impacted by the weak economy similar to what is impacting the Composite Products segment.  The Company continues to attempt to diversify its customer base in this segment and is involved in numerous qualification efforts in non-recreational markets.   Additionally, we have made two key hires to strengthen our sales and factory operations.

Gross Profit

	For the nine month periods ended September 30,
	2009	2008	Chg	% Chg
Composite Products	$5,482	$6,648	$(1,166)	(18)%
Composite Materials	1,281	1,597	(316)	(20)%
Total Gross Profit	$6,763	$8,245	$(1,482)	(18)%

Total gross profit decreased by approximately $1.5 million, or 18%, in the 2009 Period as compared to the 2008 Period.  The decrease in Composite Products gross profit was mainly attributed to the decrease in net sales in the 2009 Period as compared to 2008 Period.  The Company has attempted to mitigate this decrease by actively managing its expenses and shifting its manufacturing to Asia. The Company announced during the 2009 Quarter that it is closing its manufacturing facility in Mexico and anticipates that this will be completed during the fourth quarter of 2009.  The Company has seen improved manufacturing costs associated with the change during the 2009 Quarter and anticipates that it should continue.   Composite Products gross margin decreased to 18% for the 2009 Period as compared to 19% for the 2008 Period, which is mainly attributed to lower volumes over which to spread our manufacturing costs.  The Composite Materials gross profit decreased by approximately $316,000, or 20%, in the 2009 Period as compared to the 2008 Period.  The decrease was mainly attributed to a decrease in the quantity of Composite Materials shipped in the 2009 Period as compared to the 2008 Period.  Composite Materials gross margin was 27% for the 2009 Period as compared to 26% for the 2008 Period.

Operating (Loss) Income

	For the nine month periods ended September 30,
	2009	2008	Chg	% Chg
Gross profit	$6,763	$8,245	$(1,482)	(18)%
Selling, General & Administrative Expense
Composite Products	7,282	9,441	(2,159)	(23)%
Composite Materials	685	825	(140)	(17)%
Total SG&A	7,967	10,266	(2,299)	(22)%

Operating (Loss) Income
Composite Products	(1,800)	(2,793)	993	36%
Composite Materials	596	772	(176)	(23)%
Operating Loss	$(1,204)	$(2,021)	$817	40%
Operating Margin	(3)%	(5)%	2%

Operating loss decreased by $817,000, or 40%, in the 2009 Period as compared to the 2008 Period.  The decrease in operating loss was attributed to a decrease in SG&A of $2.3 million.  Included in the SG&A is Plant Consolidation costs of $212,000.  The Company is aggressively managing its expenses, which resulted in the decreases in SG&A expenses.  SG&A expenses decreased as a percentage of revenues to 23% in the 2009 Periods as compared to 24% for the 2008 Period.  The majority of the decrease in SG&A was attributed to a decrease in advertising and promotional expenses of approximately $2.1 million in the 2009 Period as compared to the 2008 Period.

Other Income (Expense)

	For the nine month periods ended September 30,
	2009	2008	Chg	% Chg

Operating loss	$(1,204)	$(2,021)	$817	40%

Interest income	12	289	(277)	(96)%
Interest expense	(148)	(201)	53	26%
Other, net	(76)	137	(213)	(155)%
Total other income (expense)	(212)	225	(437)	(194)%
Loss before income taxes	$(1,416)	$(1,796)	$380	21%

Other income (expense) decreased by approximately $437,000, or 194%, for the 2009 Period as compared to the 2008 Period.  The majority of the decrease was attributed to a loss of interest income and to a decrease in other income attributed to the disposal of machinery and equipment in the 2009 Period.

Income Taxes

	For the nine month periods ended September 30,
	2009	2008	Chg	% Chg
Loss before income taxes	$(1,416)	$(1,796)	$380	21%
Benefit for income taxes	(170)	(637)	467	73%
Net loss	$(1,246)	$(1,159)	$(87)	(8)%
Effective tax rate	12%	36%	(24)%

The Company recorded a benefit for income taxes in the amount of $170,000 in the 2009 Period as compared to a benefit of $637,000 for the 2008 Period.  Included in the benefit for income taxes for the 2009 Period was an income tax charge of $744,000 associated with the closure of the Company’s Mexico facility.  The income tax charge is attributed to the repatriation of earnings from Mexico that the Company had not previously paid income taxes on, which was slightly offset by the foreign tax credit received on income taxes paid in Mexico. Also included in the benefit for income taxes was a benefit from the expiration of the statute of limitations of approximately $168,000 attributed to the Company’s unrecognized tax positions for positions taken in 2005.  The Company’s effective tax rate was 12% for the 2009 Period as compared to 36% for the 2008 Period.  The Company’s effective rate is driven by foreign taxable income at statutory rates which are less than the statutory rates in the United States.  The foreign taxable income created a larger taxable loss in the United States.  The current effective tax rate may not be indicative of the Company’s effective rate in the future.

Liquidity and Capital Resources

Cash and cash equivalents (“cash”) increased by approximately $1.1 million as of September 30, 2009 as compared to December 31, 2008.  The increase in cash was mainly attributed to the Company actively managing its working capital, which allowed the Company to increase its cash during the 2009 Period while paying down its Credit Facility in the amount of $2.8 million and supporting capital expenditures of $707,000.  Cash provided by operations was $4.5 million for the 2009 Period as compared to cash used of $2.2 million for the 2008 Period.  The Company is actively managing its working capital and placing continued emphasis on its inventory and accounts receivable.

The Company used approximately $707,000 for capital expenditures during the 2009 Period as compared to $1.2 million during the 2008 Period.  The Company has spent approximately $680,000 in support of its Composite Products segment and approximately $27,000 in support of its Composite Materials segment.  Management anticipates capital expenditures will be less than $1.0 million for the year ended December 31, 2009.

The Company did not pay any dividends during the 2009 Period.  The Company declared and paid a special $5.00 cash dividend to shareholders during the 2008 Period.  The dividend payments to shareholders in support of the special dividend totaled $25.8 million.  In addition to the special dividend, the Company declared two $0.15 per share quarterly dividends during the 2008 Period.   The Company terminated its quarterly dividend in August of 2008.  The Company’s dividend policy is reviewed quarterly during the Company’s Board of Directors’ meetings and subject to Board approval.

The Company borrowed $8.0 million from Key Bank during the 2008 Period to help support the payment of the special dividend.  The borrowing is comprised of a term loan and a revolving line of credit.  The Company borrowed $5.0 million against the term loan, which is payable over a five year period.  The Company makes monthly principal payments of $83,333 plus interest to Key Bank against the term loan.  The Company paid $750,000 against the term loan in the 2009 Period as compared to $667,000 for the 2008 Period.  The Company borrowed $4.8 million against the revolving line of credit and made payments against it of $6.8 million during the 2009 Period as compared to borrowings of $7.0 million and payments of $3.0 million during the 2008 Period.  The Company was able to reduce its total debt by $2.8 million during the 2009 Period.

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

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”)  for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, all other non-financial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis were subject to the authoritative guidance. Non-financial, nonrecurring assets and liabilities included on our consolidated balance sheets include long lived assets that are measured at fair value to test for and measure an impairment charge, when necessary.  No such non-financial assets or liabilities were subject to the impairment test for the nine months ended September 30, 2009.

Effective April 1, 2009, the FASB issued authoritative guidance which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2009 through November 16, 2009, the date these consolidated financial statements were issued.

In June 2009, the FASB issued new guidance related to The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted

Accounting Principles. The new guidance is effective for interim and annual periods ending after September 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

Seasonality

Because the Company’s customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal retail selling season for golf equipment, the Company’s operating results have been affected by seasonal demand for golf clubs, which has generally resulted in the Company’s highest sales occurring in the first and second quarters. The timing of customers’ new product introductions has frequently mitigated the impact of seasonality in recent years.

Backlog

As of September 30, 2009, the Company had a sales backlog of approximately $10.1 million compared to approximately $9.7 million as of September 30, 2008.  The Company believes that the dollar volume of its current backlog will be shipped over the next three months.  Orders can typically be cancelled without penalty up to 30 days prior to shipment.  Historically, the Company’s backlog generally has been highest in the beginning of the first and second quarters, due in large part to seasonal factors, however, that has been mitigated over the past several years and it is now more dependent on the timing and launch of our customers’ programs.   Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

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

Item 4T.                                         Controls and Procedures

(a)   As of the end of the period covered by this report, Aldila management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2009 such disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Aldila required to be included in Aldila’s periodic filings under the Exchange Act.

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

Dated:	ALDILA, INC.

November 16, 2009	/s/ Scott M. Bier
Scott M. Bier
Signing both in his capacity as
Chief Financial Officer and as Chief Accounting
Officer of the Registrant