Form 10-K
period 2009-12-31
ALDILA INC
filed 2010-03-29
CIK 902272

Use these links to rapidly review the document
ALDILA, INC. Report on Form 10-K For the Fiscal Year Ended December 31, 2009 INDEX
FINANCIAL TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21872

ALDILA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3645590 (I.R.S. Employer Identification Number)

14145 Danielson Street, Suite B, Poway, CA, 92064
(Address of principal executive offices)

858-513-1801
Registrant's telephone number, including area code

         Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
None	None

         Securities registered pursuant to section 12(g) of the Act:

(Title of Class)
Common Stock, par value $0.01 per share

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of voting stock held by non-affiliates as of June 30, 2009 was—$14.1 million.

         Common shares outstanding as of March 26, 2010 was—5,202,156

ALDILA, INC.

Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

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

        Unlike steel shafts, the design of graphite shafts is easier to alter with respect to weight, flex, flex location, balance point and torque to produce greater distance, increased accuracy and reduced club vibration resulting in improved "feel" to the golfer. The improvements in the design and manufacture of graphite shafts and the growing recognition of their superior performance characteristics for many golfers compared to steel have resulted in increased demand for graphite shafts by golfers of all skill levels. The initial acceptance of graphite shafts was primarily for use in woods. According to the 2009 U.S. National Consumer Survey ("2009 Survey"), conducted by The Darrell Survey Company, graphite continues to dominate the professional and consumer wood club market. The 2009 Survey found that over 99% of new drivers purchased contained graphite shafts. In hybrid clubs, (also known as utility clubs and driving irons), 98% of the new clubs purchased had graphite shafts, up from 87% the previous year. The acceptance of graphite shafts in irons has not achieved the same success as in metal woods and hybrids. The 2009 Survey found that irons with graphite shafts accounted for 23% of new club purchases.

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

        The Company's shafts, which constituted approximately 85% of net sales in the year ended December 31, 2009, are designed in partnership with its customers (principally golf club manufacturers) to accommodate specific golf club designs. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts and co-branded shafts as well as generate design ideas for customized shafts. The Company's branded and co-branded models are typically sold to golf club manufacturers, distributors and golf pro and repair shops and are used either to assemble a new custom club from selected components or as an after-market re-shaft of existing clubs. The Company also helps develop cosmetic designs to give the customer's golf clubs a distinctive look, even when the customer does not require a shaft with customized performance characteristics. The prices of Aldila shafts typically range from $5 to $300.

        The Company introduced the NV Prototype at the January 2003 PGA Merchandise Show and subsequently renamed it to the NV®. The NV® went on to become the most successful new product launch in the Company's history and returned Aldila to the forefront of the composite shaft industry. The NV® features the Company's exclusive Micro Laminate Technology® ("MLT"). The Company followed up the NV® with the introduction of the NVS™, NV ProtoPype®, NV® Hybrid, NVS™ Hybrid and the Gamer® shafts in 2004. All of these product line extensions and new product lines target specific objectives, whether it is for a higher initial launch angle, more controlled launch angle or reduced torque to target various golf enthusiasts. Hybrid clubs are still currently an important segment of the golf industry for graphite shaft companies, as they are predominantly shafted with graphite shafts. They are designed to replace long irons, usually shafted with steel shafts, by providing a club that is easier to hit and much more forgiving for the average as well as very skilled players. The Company offers a full range of shafts to fit hybrid clubs, including the DVS® Hybrid, VS Proto™ Hybrid, NV® Hybrid, NVS™ Hybrid and Gamer®. In the spring of 2006, Aldila began shipments of VS Proto™ and the VS Proto™ Hybrid. Both are high-end, high performance shafts featuring carbon nanotubes as well as aerospace carbon fibers and Aldila's exclusive high performance resin system. In 2007, Aldila began shipping the Aldila DVS® wood and hybrid shaft. The DVS® features a new responsive tip design combined with very low torque to maximize kick at impact while still maintaining accuracy. The DVS® is also constructed with Aldila's Micro Laminate Technology® and features carbon nanotubes for optimal feel and performance. The Company introduced the VooDoo® shaft in June of 2008 featuring our S-core Technology™. We began offering it on Tour with the VooDoo® name and colors in February of 2008. What sets the VooDoo® apart from other shafts is its patent pending S-core, or stabilized core, technology designed to increase distance and provide outstanding accuracy with each swing. The shaft utilizes a high modulus carbon fiber stabilizing rib running the length of the shaft. This internal structure greatly stabilizes the shaft's cross-section. The internal rib system increases hoop strength and cross sectional stiffness by approximately 80% greater than conventional graphite shafts, and up to 60% greater than competitors' attempts at cross sectional stabilization. This increased stability allows the VooDoo® to better resist shaft ovaling and deformation during the swing, which maximizes energy transfer to the ball and because the shaft's symmetry is maintained throughout the swing, it loads and unloads more consistently, enabling you to more reliably deliver the club head to the ball with every swing. With this shaft more energy is stored in pure bending and released to the ball at impact, which leads to greater ball speed. The VooDoo® was quickly embraced on the PGA, Nationwide and European Tours. The Company believes that it will continue to be successful in the branded segment for the foreseeable future and has focused its engineering, marketing and advertising effort in support of this business.

Composite Materials—

        Since 1994, the Company has manufactured prepreg material for its production of golf shafts. The Company manufactures almost all of the prepreg that it uses in its golf shaft operations. In 1998, the Company began selling prepreg manufactured in its Poway, California manufacturing facility to third parties. Net sales of prepreg represented approximately 14% of the Company's aggregate net sales in 2009. The Company expanded its prepreg operations beginning in 2005 and now has six, twenty four inch tape lines and one, fifty inch wide tape line. In addition, the Company has two resin filmers which provide film sets for its prepreg operations and accommodates sales of adhesive film to external third parties.

Other Products—

        The Company also manufactures other tube products for various applications, all of which use manufacturing operations similar to graphite shafts. The Company does not expect these applications to have a material affect on its operations.

Product Design and Development

        Aldila is committed to maintaining its reputation as a leader in innovative shaft design and composite materials technology. The Company believes that the enhancement and expansion of its existing product lines and the development of new products are necessary for the Company's growth and success. The Company's research and development efforts are done in-house. The Company spent approximately $2.7 million and $2.9 million for the years ended December 31, 2009 and 2008, respectively. Such costs were included in cost of sales.

Graphite Shafts

        Graphite shaft designs and modifications are frequently the direct result of the combined efforts and expertise of the Company and its customers to develop an exclusive shaft for each customer's clubs. New golf shaft designs are developed and tested using a CAD/CAE golf shaft analysis program, which evaluates a new shaft design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, the Company researches new and innovative shaft designs on an independent basis, which has enabled the Company to produce a variety of new branded shafts as well as to generate design ideas for customized shafts. To improve and advance product designs as they relate to composite technology and the shaft manufacturing process, the Company's engineers utilize existing materials, such as boron, kevlar, fiberglass, ceramic, thermoplastic and carbon fiber. The Company's engineers also look to newer, more advanced materials such as carbon nanotubes. Nanotechnology is a fast growing field of research that has good potential for structures such as composite golf shafts. The Company believes it is one of the first major shaft companies to employ carbon nanotubes in shaft design, and is at the forefront of utilizing this emerging technology in golf shaft development. The Company's design research also focuses on improvements in graphite shaft aesthetics since cosmetic appearance has become increasingly important to customers. The Company's research and development efforts have resulted in the Aldila "One," Aldila NV®, NVS™, NV ProtoPype®, NV® Hybrid, NVS™ Hybrid, Gamer®, VS Proto™, VS Proto™ Hybrid, DVS® and VooDoo® shafts. All of the NV® family of shafts features the Company's exclusive MLT. Although the Company emphasizes these research and development activities, there can be no assurance that Aldila will continue to develop competitive products or otherwise respond successfully to emerging market trends.

        The Company has applied its composite materials expertise on a limited basis to other products in recent years, graphite tubing and other molded parts on a special order basis.

Composite Materials

        Composite material products are developed and manufactured to support the Company's golf shaft manufacturing requirements and outside sales demand. The Company is focused on developing and providing world class quality composite materials for a variety of applications other than golf. These products are developed based upon a variety of requests and include variations in thickness, fiber types, combinations of fibers and fabrics, processing cure cycles and alternative resin matrices. The Company provides a wide range of unidirectional prepregs, prepreg fabrics, and film adhesives with high performance resins that can be cured from 180°F to 400°F available in widths from 4 to 50 inches wide. The Company utilizes a flexible manufacturing model that enables it to provide short lead times and accommodate customer change order requests. The Company's focus on continuous process improvement and technological research enables the Company to be competitive in the world market as a materials supplier.

Customers and Customer Relations

        The Company believes that its close customer relationships and responsive service have been significant elements of its success to date, establishing itself as a premier graphite shaft company and expanding composite materials company. The Company has two distinct customer service departments, one for graphite shaft customers and one for composite material customers. Each department is specialized in order to accommodate their specific customer base. The Company's graphite shaft customers often work together with the Company's graphite shaft engineers when developing a new golf club in order to design a club that maximizes the performance features of the principal component parts: the grip, the clubhead and the Aldila shaft. The Company's partnership relationship with all its customers' continues after the products have been developed. Following the design process, the Company continues to provide high levels of customer support and service in areas such as quality control and assurance, timely and responsive manufacturing, delivery schedules and education. The Company believes the physical proximity of it's headquarter facilities to many of its graphite shaft customers has facilitated a high degree of customer interaction and responsiveness to their specific customer needs. While the Company has had long-established relationships with most of its graphite shaft customers, it is not the exclusive supplier of graphite shafts to most of them and generally does not have long-term supply agreements with its customers.

        For fiscal year 2009, the Company had 621 golf shaft customers and 115 composite materials customers. The golf shaft customers included 104 golf club manufacturers and 199 distributors, with the balance principally consisting of custom club assemblers, pro shops and repair shops. However, the majority of the Company's sales have been and may continue to be concentrated among a relatively small number of customers. Sales to the Company's top five customers represented approximately 56% and 59% of net sales in 2009 and 2008, respectively.

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

Customer	2009	2008
Ping	20%	21%
Acushnet Company	10%	16%
Callaway Golf	11%	15%

        Because of the historic volatility of consumer demand for specific clubs, as well as continued competition from alternative shaft suppliers, sales to a given customer in a prior period may not necessarily be indicative of future sales and it is often difficult to project the Company's sales to a given customer in advance.

Marketing, Advertising and Promotion

        The Company's marketing efforts are geared towards its graphite shaft business. Its strategy is designed to encourage golf club manufacturers to select and promote Aldila shafts and to increase overall market acceptance and use of graphite golf shafts. The Company utilizes a variety of marketing and promotional channels to increase sales of Aldila brand name shafts through its network of distributors and to support Aldila's brand name recognition and reputation among consumers for offering consistently high quality products designed for a wide range of golfers. Although the Company has very limited sales directly to the end users of its products, the Company believes that its brand name recognition contributes to the marketability of its customers' products. In addition, Nick Price serves on the Company's advisory staff and assist in its marketing efforts. Aldila's marketing and promotion expenditures were approximately $1.9 million and $4.0 million in 2009 and 2008, respectively. The Company does not currently incur significant marketing expenses for its products other than golf shafts.

Sales and Distribution

        Within the golf club industry, most companies do not manufacture the three principal components of the golf club—the grip, the shaft and the clubhead—but rather source these components from independent suppliers that design and manufacture components to the club manufacturers' specifications. As a result, Aldila sells its graphite shafts primarily to golf club manufacturers and to a lesser extent, distributors, custom club shops, pro shops and repair shops. Distributors typically resell the Company's products to custom club assemblers, pro and custom club shops, and individuals. The Company uses its internal sales force in the marketing and sale of its shafts to golf club manufacturers and distributors. Sales to golf club manufacturers and assemblers accounted for approximately 80% of net sales for the year ended December 31, 2009 as compared to 80% for the previous year.

        Composite materials sales, which represented 14% of the Company's 2009 net sales, are made primarily to manufacturers of composite products. The Company predominantly has utilized its internal sales force in the marketing and sale of these products to its customers in the past and will continue to utilize its internal sales force for the sales of prepreg in the future.

        International sales represented 46% and 39% of net sales for the years ended December 31, 2009 and 2008, respectively. The Company's international sales have increased from 18% in 2004 to 46% in 2009. A significant portion of the increase is attributed to increased sales to customers in China. The majority of these customers are assemblers in China, with the end product usually being shipped back to the United States or Europe. See Note 12 in the Notes to Consolidated Financial Statements for further breakdown of our international sales and long-lived assets.

Manufacturing

        The Company believes that its manufacturing expertise and production capacity differentiate it from many of its competitors and enable Aldila to respond quickly to its customers' orders and provide sufficient quantities on a timely basis. The Company today operates two golf shaft manufacturing facilities and one prepreg manufacturing facility. During its 37 years of operation, the Company has improved its manufacturing processes and believes it has established a reputation as the industry's leading volume manufacturer of high performance graphite shafts.

Shaft Manufacturing Process.

        The process of manufacturing a graphite shaft has several distinct phases. Different designs of Aldila shafts require variations in both the manufacturing process and the materials used. In traditional shaft designs, treated graphite known as "prepreg" (See Composite Materials Manufacturing Process) is rolled onto metal rods known as mandrels. The graphite is then baked at high temperatures to harden the material into a golf shaft. At the end of the manufacturing process, the shafts are painted and stylized using a variety of colors, patterns and designs, including logos and other custom identification. Through each phase of this process, the Company performs quality control reviews to ensure continuing high standards of quality and uniformity to meet exacting customer specifications. The Company's shaft manufacturing facilities are located in Zhuhai, China and Ho Chi Minh City, Vietnam. Over the past several years the majority of the Company's shafts have been manufactured in China. The primary materials currently used in the Company's graphite shafts are prepreg, paints, inks and heat transfer decals.

Composite Materials (Prepreg) Manufacturing Process.

        The Company now produces substantially all of its prepreg requirements internally and is dependent on its own prepreg production operation to support its shaft manufacturing requirements and for its outside sales of composite materials. The Company is, however, somewhat dependent upon certain prepreg suppliers for types of prepreg that it does not produce and, therefore, the Company expects to occasionally purchase some prepreg products from outside suppliers in the future for its graphite shaft business. The manufacturing of prepreg is usually a three step process: first, resin components are mixed with catalyst to form a resin system, second, the mixed resin is applied to paper utilizing one of the Company's state of the art resin filmers, and lastly the completed film set is combined with carbon fiber and heated through various stages at various temperatures to allow the resin to release into carbon fiber and complete a roll of prepreg.

Environmental Matters

        The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials as the Company uses hazardous substances and generates hazardous waste in the ordinary course of its manufacturing of graphite golf shafts, other composites, graphite prepreg and carbon fiber. The Company believes it is in substantial compliance with applicable laws and regulations and has not, to date, incurred any material liabilities under environmental laws and regulations; however, there can be no assurance that environmental liabilities will not arise in the future, which may affect the Company's business.

Competition

        Aldila operates in a highly competitive environment in both the United States and international markets for the sale of its graphite golf club shafts. The Company believes that it is the largest supplier of graphite shafts to the United States club market, which results from its ability to establish a premium brand image and reputation among golf club companies as a value-added supplier with competitive prices. The Company believes that it competes in the premium branded and co-branded segment of the graphite golf shaft industry with several companies. The Company believes that its major competitors in this segment of the graphite shaft market include but are not limited to, Fujikura, Mitsubishi, UST, GDI and Grafalloy (a True Temper Company). This market is a highly competitive market and a recognized brand name with PGA Tour acceptance is required to compete in this market. The largest and most competitive segment of the graphite golf shaft market is the OEM shaft market for OEM stock shafts. To compete in this market a Company must meet strict shaft specifications, have a large production capacity able to meet tight lead times, and deliver quality products. The Company competes with the aforementioned competitors in this market along with golf club assemblers. Golf club assemblers are one stop shops that assemble the clubs and often manufacture golf club heads and shafts. The Company believes it has more shaft capacity, with its multiple manufacturing locations, than its competitors, which allows the Company some flexibility in where to produce the shafts and compete on its ability to meet tight lead times and deliver quality product. Presently, the industry has substantial excess graphite shaft manufacturing capacity both in the United States and in other countries.

        The Company also competes for sales of prepreg with other producers of prepreg, many of whom have substantially greater research and development, managerial and financial resources than the Company. Some producers have been producing prepreg for substantially longer periods of time than the Company, and represent significant competition to the Company. The Company's ability to compete in the sale of prepreg is dependent to some extent on the demand from manufacturers and consumers of prepreg products utilizing the types of products the Company produces. In addition, the ability to purchase specific fiber when required, could limit the Company's ability to compete in prepreg sales.

Intellectual Property

        Aldila utilizes a number of trademarks and logos in connection with the sale and advertising of its products. The Company takes all reasonable measures to ensure that any product bearing an Aldila trademark reflects the consistency and quality associated with the Company's products and intends to continue to protect them to the fullest extent practicable. As of December 31, 2009, the Company had approximately 24 domestic trademarks.

Employees

        As of December 31, 2009, Aldila employed 1,186 persons on a full-time basis, including 10 in sales and marketing, 22 in research, development and engineering and 981 in production. The balance of employees are administrative and support staff. The number of full-time employees includes 695 persons who are employed in the Company's China facility, 311 persons who are employed in the Company's Vietnam facility and 180 persons who are employed in the Company's Poway, California locations in prepreg manufacturing and headquarters' facilities. As of December 31, 2009, the Company also employed 178 temporary employees. Aldila considers its employee relations to be good.

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

Backlog

        As of December 31, 2009, the Company had a sales backlog of approximately $10.6 million compared to approximately $8.6 million as of December 31, 2008. Historically, the majority of the dollar volume of the Company's backlog at the end of a quarter has been shipped during the following quarter. Orders can typically be cancelled without penalty up to 30 days prior to shipment. Historically, the Company's backlog generally has been highest at the beginning of the first and second quarters, due in large part to seasonal factors. Due to the timing and receipt of customer orders, backlog is not necessarily indicative of future operating results.

Item 1A.    Risk Factors

Dependence on Discretionary Consumer Spending

        Sales of golf equipment have historically been dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions. The country has just come out of the worst recession in years, coupled with the collapse of the world's financial industry and the U.S. housing markets. Consumers drastically reduced their spending in the back half of 2008 and throughout 2009. With this recent and significant deterioration of economic conditions in the U.S. and elsewhere, there has been considerable pressure on consumer demand, and the resulting impact on consumer spending has had and may continue to have a material adverse effect on the demand for the Company's products as well as its financial condition and results of operations. Consumer demand and the condition of the golf retail industry may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact the Company's business. The golf industry has historically been a recession proof industry, in which equipment sales ranging plus or minus one to two percent. A continued decrease in consumer demand and spending on golf equipment or, in particular, a decrease in demand for golf clubs with graphite shafts could have an adverse effect on the Company's business and operating results and its ability to service its credit facility.

Customer Concentration

        The Company's sales have been, and very likely will continue to be, concentrated among a small number of customers. In 2009, sales to the Company's top five customers represented approximately 56% of net sales. Aldila's principal customers have historically varied depending largely on the prevailing popularity of the various clubs that contain Aldila shafts. In 2009, Ping accounted for 20% of net sales, Acushnet Company accounted for 11% of net sales and Callaway Golf accounted for 10% of net sales. The Company cannot predict the impact that general market trends in the golf industry, including the fluctuation in popularity of specific clubs manufactured by customers, will have on its future business or operating results.

        While the Company has had long-established relationships with most of its customers, it is not the exclusive supplier of graphite shafts to most of them, and consistent with the industry practice, generally does not have long-term contracts with its customers. We believe that Ping, Acushnet Company and Callaway Golf, who collectively represent approximately 41% of the Company's net sales in 2009, each purchased from at least two other graphite shaft suppliers. In the event Ping, Acushnet Company and Callaway Golf, or any other significant customer, increases purchases from its other suppliers or adds additional suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good, the loss of a significant customer, or a substantial decrease in sales to a significant customer, could have a material adverse effect on the Company's business and operating results. In addition, sales by the Company's major customers are likely to vary dramatically from time to time due to fluctuating consumer demand for golf equipment generally and for their specific products.

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

Reliance on Offshore Manufacturing Facilities

        The Company operates manufacturing facilities in Zhuhai, People's Republic of China and Ho Chi Minh City, Vietnam. The Company pays certain expenses of these facilities in Chinese renminbis and Vietnam dong, respectively, which are subject to fluctuations in currency value and exchange rates. The Company operates in the People's Republic of China in a special economic zone, which affords special advantages to companies with regards to income taxes. The operation in Vietnam also enjoys advantages in regards to income taxes. There can be no assurance that the governments of the People's Republic of China or Vietnam will continue the programs currently in place or that the Company will continue to be able to benefit from these programs. The loss of these benefits could have an adverse effect on the Company's business. The Company is also subject to other customary risks of doing business outside the United States, including political instability, other import/export regulations and cultural differences.

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

        The Company has relationships with vendors for its carbon fiber needs through 2010 and beyond. In the world carbon fiber market, there are a limited amount of carbon fiber manufacturers. The Company currently purchases carbon fiber from most of these carbon fiber manufacturers.

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

Item 2.    Properties

        The Company's principal executive offices are located in Poway, California (in the San Diego metropolitan area). The Company's golf shafts are manufactured at two separate facilities; one in the Zhuhai economic development zone of the People's Republic of China and one that is in Ho Chi Minh City, Vietnam. The Company leases a 73,000 square foot facility in Poway, California for graphite prepreg production. The Company also leases an additional 52,000 square foot facility in Poway, California for the Company's executive offices and warehouse. The China facility is also leased and comprises approximately 88,000 square feet. The Vietnam facility was built by the Company and operates under a 54 year land lease. The land is approximately 10,000 square meters and the building is comprised of approximately 64,000 square feet. The Company also may lease warehousing space when needed.

Item 3.    Legal Proceedings

        The Company is not currently subject or a party to any material legal proceedings.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMMON STOCK PERFORMANCE

	2009			2008
	Dividends Declared	High	Low	Dividends Declared	High	Low
First Quarter	$0.00	$5.92	$2.27	$5.15	$11.79	$9.49
Second Quarter	$0.00	$5.67	$2.52	$0.15	$11.25	$5.76
Third Quarter	$0.00	$4.56	$2.57	$0.00	$5.58	$3.66
Fourth Quarter	$0.00	$4.29	$2.83	$0.00	$7.99	$2.21

        On March 26, 2010, the closing common stock price was $5.11. There were 232 common stockholders of record. The company believes a significant number of beneficial owners also own Aldila stock in "street name".

        Aldila, Inc. common stock was traded on The NASDAQ Stock Market, LLC under the symbol, ALDA, until February 8, 2010 when the Company moved the listing to the OTCQX Premier.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information regarding securities authorized for issuance under the Company's equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders—1994 Stock Incentive Plan(1)	154,085	$10.78	28,163	—
Equity compensation plans approved by security holders—2009 Outside Director Equity Plan	13,336	$3.79	—	86,664
Equity compensation plans approved by security holders—2009 Equity Incentive Plan			42,680	817,320

Total	167,421		70,843	903,984

(1)
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

(2)
The 1994 Stock Incentive Plan was terminated for future issuances when the 2009 plans were adopted.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

        The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2009 or 2008. The Company's significant accounting estimates identified are; revenue recognition, accounts receivables, inventory valuation and income taxes. The Company is disclosing segment information for two operating segments, Composite Products and Composite Materials. Composite Products is comprised of sales of golf shafts, and other composite products. Composite Materials is comprised of external sales of prepreg products in the forms of uni-tapes, fabrics and film adhesives.

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

Revenue Recognition

        The Company recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return shafts for breakage within a limited time after delivery. We track such shaft breakage returns, and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns at the time sales are made. The Company believes that any shafts returned for breakage will be returned within three years of the initial sale of the shaft. The Company estimates in regards to total actual returns, that 50% will be returned in the first year after sale, 30% in the second year after sale and the remaining 20% in the third year after sale, assuming a mid-year convention. The Company's breakage return rate has been between 0.17% and 0.50% (breakage returns divided by sales dollars) for the past ten years. The Company has historically utilized a four-year moving average of the breakage return rate to record its estimated liability. The four-year average utilized in the accrual estimate as of December 31, 2009 is 0.27%. The Company's breakage return rate has declined over the past years. The highest four-year average over the past ten years has been 0.47%. If the Company were to use 0.47% in estimating its liability as of December 31, 2009, it would have the effect of increasing the liability by approximately $238,000, which would be recorded in cost of goods sold. While breakage returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. In addition, the current economic environment has changed the landscape of credit worthiness worldwide, with more and more companies forced to stretch their resources. The Company believes that its focus in this area should help to identify and prevent problem accounts before they become significant. However, since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the ability to collect our accounts receivable and our future operating results. The Company estimates its allowance for doubtful accounts on a monthly basis, by reviewing all amounts owed to the Company and focusing on those amounts that are greater than 60 days past due. The Company reviews the customers that have amounts greater than 60 days past due and where appropriate, establishes a reserve for the receivable amount that Company deems to be at risk in collecting. As of December 31, 2009, the Company estimated this amount to be approximately $36,000. If the Company were to reserve for the total amount greater than 60 days past due, it would increase the allowance by approximately $69,000, which would be recorded in selling, general and administrative expense.

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

        The Company's reserve methodology consists of the following: reviewing on hand inventories of all of its finished goods shafts and comparing inventories to historical sales trends and anticipated sales forecasts. A 100% reserve is established for all shafts that are deemed to be obsolete. In some cases a reserve of 50% or 25% may be established to discount the product to its estimated realizable value. Raw materials are reviewed based upon estimated future production and when appropriate, reserves are established. Shafts that are designated for rework (parts that need additional work) are reviewed and when appropriate reserves are established. The final analysis is to review inactive inventory, and apply reserves to parts that were not included in the other analyses and have been inactive in the system for a period of twelve months. The Company's average reserve percentage compared to gross inventory has been approximately 9% for the past five years. In the past five years, the highest reserve percentage was approximately 10% and the lowest reserve percentage was approximately 8%. The Company's reserve percentage as of December 31, 2009 is 10%. See the estimated impact below to cost of goods sold, utilizing the different reserve rates above:

(Amounts below in thousands)	Highest	Average	Lowest
Gross inventory as of 12/31/09	$10,279	$10.279	$10,279
Reserve rate	9.7%	8.7%	7.7%

Estimated reserve	999	895	793
Recorded Reserve as of 12/31/09	999	999	999

Impact to costs of goods sold	$—	$(104)	$(206)

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

Income Taxes

        The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. For the period ended December 31, 2009, the Company recorded a net unrecognized tax benefit of $392,000 including interest. The Company attempts to identify these positions at the end of each year based upon the more than likely or not threshold. The Company files its income taxes for the previous year in October of the following year. At times the estimates made at the end of the year may change when the Company files its income tax return. The Company attempts to mitigate this; however, there can be no certainty that there will not be adjustments to the Company's estimates that have previously been made. The Company has $1.8 million and $1.6 million in unrecognized tax benefits and interest as of December 31, 2009 and 2008, respectively.

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
  Aldila NV® and NV® Line extensions

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
  •
  Used by former Aldila advisory staff member, Paula Creamer, for 4 LPGA victories in 2008.

  •
  VooDoo®

  •
  Initially introduced on Tour only during the first quarter of 2008.
  •
  One of the most popular shafts on the PGA Tour.
  •
  Used to win 8 events in 2008 and 10 events in 2009.

  •
  En FuegoTM

  •
  3 different shafts—Wasabi™, Habanero™ and Serrano™, each promotes a different ball launch.
  •
  Introduced on Tour during 2009.

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
  •
  Former Aldila advisory staff member, Paula Creamer, won the SBS Open and led the U.S. Women's team to victory in the Solheim Cup playing her Pink NV® woods.
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
  •
  On the PGA Tour, players using Aldila shafts won 13, events including the World Golf Championship-CA Championship and the Verizon Heritage by former Aldila advisory staff member, Boo Weekley.
  •
  Players using Aldila shafts won 13 events on the Nationwide Tour and 15 events on the Champions Tour.
  •
  On the LPGA Tour we won 20 events, and Paula Creamer, a former Aldila advisory staff member, has won four events.

  •
  2009 Tour Play

  •
  Aldila enjoyed a great 2009 Tour season.
  •
  On the PGA Tour, players using Aldila shafts won 15 events including the Mercedes-Benz Championship, WGC-Accenture Match Play Championship and The Masters.
  •
  Players using Aldila shafts won 16 events on the Nationwide Tour.

    •
    Aldila was the most popular wood and hybrid shaft at The Masters, U.S. Open, The PGA Championship, The Open Championship and every World Golf Championship. For the second year in a row, Aldila was also the most popular shaft at every FedEx Cup event.
    •
    Aldila was the most popular wood and hybrid shaft at the majority of all other PGA and Nationwide Tour events.

        Our entire high performance line has done well with Tour players winning using our NV®, VS Proto™, DVS® and VooDoo® shafts.

  Competition

        The Company tries to maintain a broad customer base in both the OEM production shaft and branded shaft market segments and competes aggressively with foreign-based shaft manufacturers for OEM production shafts and branded shafts. However, the Company's sales have tended to be concentrated among a limited number of major club companies, thus making the Company's results of operations dependent on those customers, their continued willingness to purchase a significant portion of their shafts from the Company, and their success in selling clubs containing the Company's shafts to their customers. In 2009, net sales to Ping, Acushnet Company and Callaway Golf, represented 20%, 11% and 10% of the Company's net sales, respectively, and the Company anticipates that these companies will continue, collectively, to represent the largest portion of its sales in 2010.

        Although it is generally difficult to predict in advance the success of any particular club or of any particular manufacturer, the Company believes that it is protected to some extent from normal periodic fluctuations in sales among the various golf club companies by virtue of the broad depth and range of its customer base. Golf club companies regularly introduce new clubs, frequently containing innovations in design. Sometimes these new clubs achieve dramatic success in the marketplace, thus increasing the overall volatility of club sales among the major companies. While the Company seeks to have its shafts represented on as many major product introductions as possible, it can provide no assurance that its shafts will be included in any particular "hot" club or that sales of a "hot" club that does not include the Company's shafts will not have a negative impact on the sales of those clubs that do. The Company's sales could also suffer a significant drop-off from period to period to the extent that they may be dependent in any period on sales of one or more "hot" clubs, which then tail off in subsequent periods and at the same time, new offerings fail to achieve a high level of new sales sufficient to exceed or replace the previous sales levels of "hot" clubs. This is especially true in the premium branded driver programs. If the Company does not participate in these programs, it could have an adverse effect on the Company's revenues and average selling prices. Average selling prices of the Company's shafts have varied greatly over the years based upon programs it participates in, mix of shafts, wood vs. irons, competition, retail inventory situations or a shortage of raw materials available. The Company's average selling price decreased in 2009 by 2% as compared to 2008. See the graph of the Company's average selling price changes below.

Average Selling Price Change from 1998

        The Company believes that some of the success it enjoyed in 2005 and 2006 was attributed to a shortage of carbon fiber. The Company believes that some of its competitors are negatively impacted when there is a shortage of carbon fiber, which can create a shortage of prepreg. Although, the Company does not have ownership in a carbon fiber plant any longer, it still produces the majority of its carbon fiber prepreg, which the Company believes is a competitive advantage. In the midst of this pricing pressure that the Company has faced over the years, the Company has attempted to reduce its cost structure in order to be competitive. In order to do so, the Company continues to look at ways to do this, which in the past has prompted the Company to move its shaft manufacturing operations offshore, first to Mexico, then China and more recently, Vietnam in 2006. The Company closed its Mexico facility during 2009 and shifted that production to Asia.

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

        The Company began to manufacture composite materials in 1994. Initially, the prepreg produced was mainly consumed by the Composite Products segment. Sales of prepreg, as a percentage of net sales, were 14% for the periods ended December 31, 2009 and 2008. The Company has spent a significant amount of money over the past several years to increase the capacity of its prepreg operations in support of its external sales of prepreg and Composite Products operations. Over the last several years, the Company has put in place two prepreg production lines, a second resin filmer and completed the installation of a wide prepreg tape line during the first quarter of 2008. The prepreg lines add to the Company's capacity of prepreg to support both the Composite Materials and Composite Products segments. The additional resin filmer supports the Company's wide tape line and provide backup film capacity as the Company had previously only one resin filmer. In addition, the wide tape line allows the Company to enter some markets it has previously not been able to access.

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

2009 Compared to 2008

Net Sales

	2009	2008	Chg	% Chg
Composite Products	$42,618	$46,023	$(3,405)	(7)%
Composite Materials	7,156	7,583	(427)	(6)%

Total Net Sales	$49,774	$53,606	$(3,832)	(7)%

Composite Products—

        Composite Products net sales decreased by $3.4 million for 2009 as compared to 2008. The Company's average selling price of golf shafts decreased by 2% and overall units declined by 6% for 2009 as compared to 2008. The decrease in units is mainly attributed to the overall state of the golf industry, which suffered through the recession as did other industries. The golf industry was historically thought to be recession proof, with equipment sales that typically did not fluctuate by more than 1%-2% a year. Although the fourth quarter of 2008 and almost all of 2009 was weak for the golf industry it appears that the golf industry is ready to rebound. The Company believes that it is positioned well with its customers when the economic conditions improve and has seen improvement during the fourth quarter of 2009. The Company had a 21% increase in sales for the fourth quarter ended December 31, 2009 as compared to December 31, 2008. The decrease in Composite Products sales were attributed to a decrease in OEM shaft sales, which were partially offset by increases in sales of branded and co-branded shafts. Branded golf shaft sales increased by 8% and co-branded golf shaft sales increased by 22%. Branded and co-branded golf shaft sales increased to 39% of Composite Products sales in 2009 from 32% in 2008. The Company has seen increased competition in this segment of the golf shaft market.

Composite Materials—

        Composite Materials net sales decreased by $427,000 for 2009 as compared to 2008 and represent approximately 14% of the Company's consolidated net revenues. The majority of our Composite Materials business is to customers in the recreational products industry. Our customers' businesses have been impacted by the weak economy similar to what impacted the Composite Products segment at the end of 2008 and throughout 2009. The Composite Materials sales also had a strong fourth quarter of 2009 with sales up 76% as compared to the fourth quarter of 2008, which hopefully signals a return to some normal pre-recession ordering patterns. The Company has added capacity in this segment over the past several years to support the Composite Products segment and for outside sales of Composite Materials. The Company continues to attempt to diversify its customer base in this segment. The Company sales are highly concentrated in the recreational products industry.

Gross Profit

	2009	2008	Chg	% Chg
Composite Products	$8,678	$7,771	$907	12%
Composite Materials	2,002	1,795	207	12%

Total Gross Profit	$10,680	$9,566	$1,114	12%

Composite Products—

        Composite Products gross profit increased by approximately $907,000 or 12% in 2009 as compared to 2008. The increase in Composite Products gross profit was attributed to lower manufacturing cost during the year. The Company maintained strict cost controls and was able to reduce its raw material costs and cost to manufacture during the year. During the fourth quarter of 2008, the Company began to shift more of its manufacturing from Mexico to Asia, which led to the eventual closing of the Mexico manufacturing facility during 2009. The Company manufactured 27% of its product in Mexico during 2008 as compared to only 9% in 2009. Composite Products gross margin increased to 20% for 2009 as compared to 17% for 2008. The Company's gross profit was negatively affected by additional inventory reserves of $568,000 in 2009 as compared to $619,000 in 2008. The increase in reserves in 2009 and 2008 were offset by the sales of product that was fully reserved for of $185,000 in 2009 and $128,000 in 2008. The net effect of the inventory reserve adjustments was a decrease in gross profit of $383,000 in 2009 and a decrease in gross profit of $491,000 in 2008.

Composite Materials—

        The Composite Materials gross profit increased by approximately $207,000, or 12%, in 2009 as compared to 2008. The increase was mainly attributed to lower raw material costs and a better mix of product being sold.

Operating Income (Loss)

	2009	2008	Chg	% Chg
Gross profit	$10,680	$9,566	$1,114	12%
Selling, General & Administrative ("SG&A) Expense
Composite Products	9,584	12,182	(2,598)	(21)%
Composite Materials	973	991	(18)	(2)%

Total SG&A	10,557	13,173	(2,616)	(20)%

Operating Income (Loss)
Composite Products	(906)	(4,411)	3,505	79%
Composite Materials	1,029	804	225	28%

Operating Income (Loss)	$123	$(3,607)	$3,730	103%

Operating Margin	0%	(7)%	7%

        Operating income increased by approximately $3.7 million, or 103%, in 2009 as compared to 2008. The increase was attributed to an increase in gross profit and a decrease in SG&A. The Company's SG&A expenses decreased by approximately $2.6 million in 2009 as compared to 2008. SG&A decreased as a percentage of revenues to 21% in 2009 as compared to 25% for 2008. The decrease was primarily attributed to a 54% decrease in advertising and promotion spending and an 8% decrease in other SG&A. SG&A in 2008 was negatively impacted by approximately $337,000 in one-time expenses associated with the establishment of its credit facility, the restatement of its previously issued 2006 financial statements in 2008 and the payment of a $5.00 special dividend. The Company did not incur these expenses in 2009. The Company's stock based compensation expense was $399,000 in 2009 versus $302,000 in 2008. The Company anticipates that stock based compensation expense will continue to increase due to potential future grants of equity awards.

Other (Expense) Income

	2009	2008	Chg	% Chg
Operating income (loss)	$123	$(3,607)	$3,730	103%
Interest income	17	308	(291)	(94)%
Interest expense	(191)	(284)	(93)	33%
Other, net	(71)	179	(250)	(140)%
Total other (expense) income	(245)	203	(448)	(221)%

Loss before income taxes	$(122)	$(3,404)	$3,282	96%

        Other income decreased by approximately $448,000 for 2009, or 221%, as compared to 2008. The majority of the decrease was attributed to a loss of interest income.

Loss before taxes

	2009	2008	Chg	% Chg
Loss before income taxes	$(122)	$(3,404)	$3,282	96%
Provision (benefit) for income taxes	121	(901)	1,022	113%

Net income	$(243)	$(2,503)	$2,260	90%

Effective tax rate	(99)%	26%	(125)%
Profit margin	(0)%	(5)%	5%

        The Company recorded a provision for income taxes in the amount of $121,000 in 2009 as compared to a benefit for income taxes of $901,000 for 2008. Included in the provision for income taxes in 2009 was an income tax charge of $744,000 associated with the closure of the Company's Mexico facility during the year. The income tax charge is attributed to the repatriation of earnings from Mexico that the Company had not previously paid income taxes on, which was slightly offset by the foreign tax credit received on income taxes paid in Mexico. Also included in the provision for income taxes was a benefit from the expiration of the statute of limitations of approximately $176,000 attributed to the Company's unrecognized tax positions taken in 2005. The Company also records interest expense for its unrecognized tax benefits in the provision for income taxes. The Company had a net increase in its accrual for unrecognized tax benefits of $216,000 and $661,000 for the periods ended December 31, 2009 and 2008, respectively. The increase was attributed to a revision of prior year estimates and tax positions taken during the 2008 Period, which were partially offset by decreases in positions attributed to a lapse of statute of limitations (see Note 9 in the Notes the Consolidated Financial Statements). The revision of prior year estimates is associated with the California R&D credit for the tax years 2001-2007. The Company has been under audit from the California Franchise Tax Board ("FTB") since 2007 for the taxable years 2001-2004 and received a preliminary finding during the third quarter of 2008. The FTB is disallowing a portion of the Company's R&D credits taken. The Company is currently appealing the finding and is in the final stages of settlement. The Company is also under audit by the FTB for the years 2005 and 2006 and by the Internal Revenue Service for 2007.

Liquidity and Capital Resources

        Cash and cash equivalents ("cash") increased by $947,000 for 2009 as compared to 2008. The increase in cash was attributed to cash provided by operating activities of $6.4 million, which enabled the Company to reduce its debt by $4.7 million.

        The Company used $831,000 for capital expenditures during 2009 as compared to $1.4 million during 2008. The majority of the capital expenditures in 2009 were attributed to investment in the Composite Products segment. The Company spent $714,000 in support of Composite Products and $117,000 for Composite Materials. Management anticipates that capital expenditures will be between $1.0 and $1.5 million for 2010.

        The Company declared and paid a special $5.00 cash dividend to shareholders during 2008. The special dividend payments to shareholders totaled $25.8 million. In addition to the special dividend, the Company paid two $0.15 per share quarterly dividends during 2008. The Company's dividend policy is reviewed quarterly during the Company's Board of Directors meetings and subject to Board approval. The Company announced on August 21, 2008 that it was discontinuing its quarterly dividend.

        The Company established a credit facility with Key Bank in 2008. The facility is comprised of a term loan and a revolving line of credit. The Company borrowed $5.0 million against the term loan in 2008, which is payable over a five year period with final maturity in February 2013. The Company makes monthly principal payments of $83,333, plus interest, to Key Bank against the term loan. The Company borrowed $9.5 million against the revolving line of credit during 2008 and paid back $5.5 million during 2008. The Company borrowed $5.1 million in 2009 against its line of credit and paid $8.8 million during 2009. Although the Company did not need that level of borrowing against the revolver for operations, it had to borrow at the end of each quarterly period to meet its minimum cash covenant included in the credit facility. At the end of each quarter, the Company is required to maintain a minimum of $5.0 million in a domestic cash position. The Company made principal payments against its term loan of $1.0 million in 2009 and $833,000 in 2008.

        The Company believes that our cash available from future operating and financing activities will be adequate to meet our anticipated requirements for working capital, capital expenditures, debt service and the payment of any future dividends, if granted by the Company's Board of Directors in the next twelve months. There can be no assurance, however, that our business will generate future positive operating cash flows. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, reduce capital expenditures or obtain additional financing and there is no assurance we will be able to do so on a timely basis or on satisfactory terms.

Recent Accounting Pronouncements

        Effective January 1, 2008, we adopted authoritative guidance issued by the Financial Accounting Standards Board ("FASB") for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, all other non-financial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis were subject to the authoritative guidance. Non-financial, nonrecurring assets and liabilities included on our consolidated balance sheets include long lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such non-financial assets or liabilities were subject to the impairment test for the twelve months ended December 31, 2009.

        In June 2009, the FASB issued new guidance related to The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally

Accepted Accounting Principles. The new guidance is effective for interim and annual periods ending after September 15, 2009 and did not have a material impact on the Company's consolidated financial statements.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes or disagreements with our accountants during the periods covered by this Form 10-K.

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

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its report entitled Internal Control—Integrated Framework. Based on the assessment, management believes that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

        Changes in internal control.    There have been no significant changes in internal controls or in factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. Subsequent to December 31, 2009, the composition of the Company's Board of Directors changed significantly with the resignation of three board members and the suspension of the Company's Audit Committee, Compensation Committee and Nominating Committee. The Company's remaining Board members will assume the responsibilities of the suspended committees.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

1.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

THE BOARD OF DIRECTORS

        The Board of Directors of the Company directs the management of the business and affairs of the Company, as provided by Delaware law, and conducts its business through meetings of the full Board of Directors and four standing committees: Executive, Audit, Compensation and Nominating. In addition, from time to time special committees may be established under the direction of the Board when necessary to address specific issues. The following individuals served as members of the Board of Directors during 2009, and all were reelected at the annual meeting of the Company's shareholders on May 13, 2009. The Company announced on February 25, 2010 that Bryant R. Riley, Andrew M. Leitch and Michael J. Sheldon tendered their resignation as board members of the Company. As such, the Company has suspended its committees concurrently with their resignation.

        THOMAS A. BRAND has been a director of the Company since November 1997. Since January 1994, Mr. Brand has been a consultant to the composite materials industry. From 2000 to 2006 he was a director of Reinhold Industries, Inc., a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. From 1983 to 1992, he was Senior Vice President/General Manager of Fiberite Advanced Materials, a business unit of ICI-PLC. From 1964 to 1983, Mr. Brand served as Vice President/General Manager, Fiberite West Coast Corp., which is a division of Fiberite Corporation. Neither Reinhold Industries nor Fiberite are affiliated with the Company. He was selected to serve as a director of the Company due to his extensive experience in the composite industry and his prior experience as a board member of a public company. Age: 76.

        PETER R. MATHEWSON has been a director of the Company since January 1997 and has been President, Chief Executive Officer and Chairman of the Board of the Company since January 2000. From 1990 until December 31, 1999, he served as Vice President of the Company (or its predecessors). Since January 1997, Mr. Mathewson has also served as President and Chief Operating Officer of Aldila Golf Corp., the Company's operating subsidiary that conducts its core golf operations. Mr. Mathewson has been with the Company (or its predecessors) since September 1973 and has held various positions, including: plant manager, production manager, shipping and receiving supervisor, and purchasing agent. He was selected to serve as a director of the Company due to his great familiarity with the Company, including its strategies, operations, supply sources and markets, his acute business judgment, his extensive knowledge of the golf club and composite industries, and his position with the Company. Age: 59.

        BRYANT R. RILEY has been a director of the Company since May 2003. He is the founder and Chairman of B. Riley & Co., LLC since January 1997. B. Riley & Co., a member of FINRA, provides research and trading ideas primarily to institutional investors. Mr. Riley has also been the General Partner of Riley Investment Management, LLC since 2001. In addition, he is Chairman of Alliance Semiconductor Corp. and on the board of DDI Corp., LLC International, Silicon Storage Technology, TransWorld Entertainment, privately-held Country Coach, and Great American Corp. None of these entities are affiliated with the Company. He was selected to serve as a director of the Company due to his extensive experience in the investment community and as a board member of public companies. Age: 43.

        ANDREW M. LEITCH was a director of the Company from June 2003. He is a certified public accountant, a chartered accountant, and a private businessman. He currently serves as chairman of the board and member of the audit committee of Blackbaud, Inc., (NASDAQ) and audit committee chair of Cardium Therapeutics Inc. (AMEX), and director of STR Holdings Inc (NYSE) and on the board of various private companies. From April 2005 through May 2006 he served on the Board of Directors of Wireless Facilities, Inc. where he was a member of the Audit Committee. From March 2006 through April 2007 he served on the Board of Directors of Open Energy, Inc., where he was chair of the Audit Committee. In March 2000 he retired after 22 years as a partner of Deloitte & Touche LLP. He worked primarily in Japan, Singapore and Hong Kong, where he led the opening and subsequently successfully managed that firm's China practice throughout the 1980's. He has previously served on the Board of Directors of other private as well as public entities. None of these entities are affiliated with the Company. He was selected to serve as a director of the Company due to his extensive experience in public accounting and as a board member of public companies. Age 66.

        MICHAEL J. SHELDON has been a director of the Company since June 2007. He is a marketing executive. Since 1997 he has been President of Deutsch Los Angeles, the second largest advertising agency in Southern California and the West Coast's only fully integrated agency offering state of the art capabilities in traditional and new media, media planning and buying, direct marketing, customer relationship management and graphic design. He has also held other industry and charitable positions. He was selected to serve as a director of the Company due to his marketing experience. Age 50.

2.     COMMITTEES OF THE BOARD OF DIRECTORS

        The following committees were in place and met during the year ended December 31, 2009. As noted above, such committees were suspended on February 23, 2010.

        The EXECUTIVE COMMITTEE of the Board has the authority, between meetings of the Board of Directors, to exercise all powers and authority of the Board in the management of the business and affairs of the Company that may be lawfully delegated to it under Delaware law. The Committee was chaired by Peter R. Mathewson and its other members were Thomas A. Brand, and Bryant R. Riley. The Executive Committee held no meetings in calendar year 2009.

        The AUDIT COMMITTEE was composed of Andrew M. Leitch, as chairman and "financial expert," Bryant R. Riley, and Thomas A. Brand. The Audit Committee held 4 meetings in calendar year 2009. See "AUDIT COMMITTEE" below for a description of the responsibilities and activities of the Audit Committee and the independence of its membership.

        The COMPENSATION COMMITTEE was composed of Thomas A. Brand, who was the chairman, Bryant R. Riley, Andrew M. Leitch, and Michael J. Sheldon, who joined the Compensation Committee in May 2008. The Compensation Committee held 5 meetings in calendar year 2009. See "COMPENSATION COMMITTEE" below for a description of the responsibilities and activities of the Compensation Committee and the independence of its membership.

        The NOMINATING COMMITTEE was composed of Thomas A. Brand, as chairman, Andrew M. Leitch, Bryant R. Riley, and Michael J. Sheldon. Each member of the Nominating Committee was determined, in the opinion of the Board of Directors, to be independent in accordance with NASDAQ rules. The Nominating Committee had one meeting during 2009, to prepare for the 2009 Annual Meeting. It met on March 11, 2009 to prepare for the 2009 Annual Meeting of Stockholders and recommended to the Board of Directors, which has adopted its recommendation, that the nominees for Director named in this proxy be submitted to the stockholders for approval. With the suspension of the Company's committee structure in February 2010, security holders may recommend nominees for the Company's board of directors, in writing, to Mr. Brand, addressed c/o the Company. The Company will forward all such correspondence to Mr. Brand.

3.     EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information regarding each of the current executive officers of the Company. Information about Mr. Mathewson is presented above. Officers are appointed by and serve at the discretion of the Board. Except as otherwise indicated, the positions listed are with Aldila, Inc.

        The principal occupations and positions for the past five years of the executive officers of the Company who are not directors, are as follows:

        ROBERT J. CIERZAN has been Secretary since January 1991 and Sr. Vice President—Composite Materials since May 15, 2008. He was Treasurer of Aldila (or its predecessors) from January 1991 through May 15, 2008, and Vice President—Finance from March 1989 through May 15, 2008. From September 1988 to February 1989, Mr. Cierzan held the position of Executive Vice President—Finance at Illinois Coil Spring Company, a diversified manufacturer of springs, automotive push-pull controls and rubber products. Age 63.

        MICHAEL J. ROSSI has been the Vice President—Sales and Marketing of Aldila Golf Corp., the Company's operating subsidiary that conducts its core golf operations, since March 24, 1997. Prior to that, from August 1994 to March 1997, Mr. Rossi was the Vice President and General Manager of Fujikura Composite America, which manufactures graphite golf shafts and is a wholly owned subsidiary of Fujikura Rubber Limited, a Japanese publicly held company. From November 1989 to August 1994, he was Vice President—Sales and Marketing for True Temper Sports, a division of the Black & Decker Corporation, which manufactures steel golf shafts. Age 56.

4.     CODE OF ETHICS

        The Company adopted a Code of Business Conduct and Ethics on December 31, 2002 governing its officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is available at the Company's website, www.aldila.com., on the "Corporate Statistics" page.

5.     LEGAL PROCEEDINGS AND ADVERSE INTERESTS

        The Company is not aware of any material legal proceedings to which a director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting security of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is now a party adverse to the Company or any of its subsidiaries, or has a material interest adverse to the Company or any of its subsidiaries. The Company is not aware of any legal proceeding during the last ten years material to the evaluation of the ability or integrity of any director or executive officer of the Company.

6.     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") reports of ownership and changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5.

        Based on a review of such forms and written representations of reporting persons, the Company believes that during the calendar year ended December 31, 2009, its officers and directors and holders of more than 10% of the Company's Common Stock complied with all applicable Section 16(a) filing requirements.

7.     AUDIT COMMITTEE

AUDIT COMMITTEE CHARTER

        The Audit Committee Charter was approved by the Board of Directors on December 31, 2002 and attached to the proxy statement for the Company's 2003 Annual Meeting of Stockholders. The current version of the Audit Committee's Charter is available on the Company's website (www.aldila.com). The Company has suspended its Audit Committee meetings as of February 23, 2010 in connection with the resignation of certain directors and the Company's move to delist from NASDAQ and move to OTCQX Premier.

INDEPENDENCE OF AUDIT COMMITTEE MEMBERS

        During 2009, as a Company listed on a "national stock exchange", the NASDAQ and SEC rules required that members of the Audit Committee must be "independent" and may not be "affiliates" of the Company, although there is a 10% stock ownership safe-harbor for determining whether a director is an "affiliate" for this purpose. In addition, these rules require that Audit Committee members must not have participated in the preparation of the Company's financial statements during the previous three years, they must be able to read and understand financial statements at the time they assume office, and that the minimum required size of the Audit Committee is at least three members.

        Mr. Leitch, Mr. Riley and Mr. Brand were elected by the Board of Directors to be members of the Audit Committee for 2009. The Board of Directors has determined that (a) each will be "independent" as that term is defined in the NASDAQ Rules and SEC Rule 10A-3(b)(1); (b) each has not participated in the preparation of the financial statements of the Company or any of its subsidiaries at any time during the past three years; and (c) each is able to read and understand fundamental financial statements, including the Company's balance sheet, income statement, and cash flow statement.

AUDIT COMMITTEE FINANCIAL EXPERT

        The SEC and NASDAQ rules applicable to the Company during 2009 required that at least one member of the Audit Committee must be an "audit committee financial expert" as that term is defined in the SEC Rules, and is "financially sophisticated" as that term is defined for NASDAQ listed companies. The Board of Directors has determined that Mr. Leitch is an "audit committee financial expert" and is "financially sophisticated," as those terms are defined in the respective rules. Mr. Leitch resigned from the Board on February 23, 2010.

Item 11.    Executive Compensation

1.     COMPENSATION COMMITTEE

COMPENSATION COMMITTEE CHARTER

        The Company has not adopted a formal "charter" for the Compensation Committee. The Compensation Committee is charged with the responsibility of supervising and administering the Company's compensation policies, management awards, reviewing salaries, approving significant changes in salaried employee benefits, and recommending to the Board such other forms of remuneration as it deems appropriate.

        The Compensation Committee also determines individuals to whom stock options or restricted stock will be granted under the Company's 1994 Stock Incentive Plan, the 2009 Equity Incentive Plan and the 2009 Outside Director Equity Plan, the terms on which such options or stock will be granted, and to administer the various Plans.

MEMBERSHIP AND INDEPENDENCE OF COMPENSATION COMMITTEE MEMBERS

        During the fiscal year ended December 31, 2009, the Compensation Committee consisted of Mr. Brand (Chairman), Mr. Riley, Mr. Leitch and Mr. Sheldon. The Company suspended meetings of the Compensation Committee as of February 23, 2010.

2.     PROCESSES AND PROCEDURES FOR EXECUTIVE AND DIRECTOR COMPENSATION

        Compensation of the Company's Executive Officers is established by action of the Company's Board of Directors. The Board receives and either approves or modifies recommendations from the Compensation Committee. In the case of grants under either the Company's 1994 Stock Incentive Plan, the 2009 Equity Incentive Plan and the 2009 Outside Director Equity Plan, the Board delegated to the Compensation Committee the final authority to make grants, including grants to the Company's Executive Officers. The Compensation Committee typically receive initial recommendations for compensation decisions from the Company's management. The Compensation Committee does not have the authority to further delegate compensation decisions for Executive Officers, but compensation for non-executive employees may be set by the Company's Executive Officers.

        In preparation for the 2009 Annual Meeting, the Compensation Committee engaged COMPENSIA, Inc. in mid-2008 to assist the Compensation Committee in reviewing executive and director compensation, including modifying the list of "peer companies" for a benchmarking survey of both monetary and other forms of compensation. The decision to engage COMPENSIA was made by the Compensation Committee after interviewing them, evaluating an example of their recommendations and work product, and based upon the personal observation of the Compensation Committee members who had worked with them in other engagements. The initial engagement of COMPENSIA was to assist the Compensation Committee in evaluating executive compensation including the Company's executive bonus plan and director compensation. This was subsequently expanded to include an evaluation of the Company's equity incentive plan for employees and executives. Ultimately this included a separate equity plan for the directors, and the evaluation and preparation of new change of control retention agreements for the executive officers.

        As a result of this review, the Compensation Committee recommended, and the Board approved, modifications to the compensation paid to the Company's directors. See "DIRECTOR COMPENSATION" below. The Compensation Committee also approved raises to the senior executive officers.

        Also as part of this review, the Compensation Committee recommended and in March 2009 the Board approved new compensation plans, including the 2009 Aldila, Inc. Equity Incentive Plan and the

2009 Aldila, Inc. Outside Director Equity Plan, which were approved by shareholders at the 2009 Annual Meeting. Also adopted at the same time were the 2009 Aldila, Inc. Executive Bonus Plan and 2009 Change of Control Retention Agreements for the CEO and for the other officers. See COMPENSATION COMMITTEE—COMPENSATION OF EXECUTIVE OFFICERS—Change of Control Agreements below. Concurrently, but not in connection with COMPENSIA's engagement, the Board approved new indemnification agreements for the directors and officers.

COMPENSATION OF EXECUTIVE OFFICERS

  Summary Compensation Table

        The following table summarizes the compensation paid during the years ended December 31, 2009 and 2008 to the Company's Principal Executive Officer and the two most highly compensated executive officers during 2009.

Name(1)	Year	Base Salary ($)(2)	Bonus	Restricted Stock Awards ($)(3)	Option Award ($)	Non-Equity Incentive Plan Comp. ($)(4)	All Other Comp. ($)		Total ($)
Peter R. Mathewson	2009	303,080	—	29,120	—	—	21,606	(5)	353,806
	2008	294,921	—	15,457	—	—	60,812	(6)	371,190
Robert J. Cierzan	2009	227,347	—	5,460	—	—	14,279	(7)	247,086
	2008	218,657	—	5,655	—	—	30,502	(8)	254,814
Michael J. Rossi	2009	213,115	—	14,560	—	—	20,550	(9)	248,225
	2008	204,969	—	5,655	—	—	27,624	(10)	238,249

(1)
Positions held are indicated in EXECUTIVE OFFICERS OF THE COMPANY above.

(2)
Includes amounts deferred pursuant to the Company's 401k plan. We allow no deferral of compensation at the option of any Executive Officer, except under our 401k plan generally available to our employees including Executive Officers. We do not offer a pension plan.

(3)
Restricted Stock grants are valued using the aggregate grant date fair value as of the date of grant computed in accordance with FASB ASC Topic 718. Information regarding the assumptions we use in determining the "fair value" of the grants is contained in Note 8 to the financial statements in this Form 10-K. Awards vest in three equal, annual installments, contingent upon continued employment with the Company.

(4)
We pay no bonuses to Executive Officers except under our Bonus Incentive Plan. No Executive Officer was eligible for Bonus Incentive Plan payments relating to the Company's performance during 2007 or 2008 (payable in 2008 and 2009, respectively). Bonus amounts under that plan were last paid in early 2006 for performance during 2005.

(5)
Includes $8,072 in auto lease payments, $7,728 value of auto usage, $1,166 imputed income on life insurance, and $4,640 in 401k plan match, and does not include earnings upon vesting of restricted stock in 2009.

(6)
Includes $12,075 in auto lease payments, $6,320 value of auto usage, $1,289 imputed income on life insurance, $36,528 dividend income on restricted stock, and $4,600 in 401k plan match, and does not include earnings upon vesting of restricted stock in 2008.

(7)
Includes $8,499 in auto lease payments, $227 value of auto usage, $1,006 imputed income on life insurance, and $4,547 in 401k plan match, and does not include earnings upon vesting of restricted stock in 2009.

(8)
Includes $8,400 in auto lease payments, $456 value of auto usage, $1,108 imputed income on life insurance, $20,538 dividend income on restricted stock, and $4,493 in 401k plan match, and does not include earnings upon vesting of restricted stock in 2008.

(9)
Includes $15,431 in auto lease payments, $0 value of auto usage, $936 imputed income on life insurance, and $4,183 in 401k plan match, and does not include earnings upon vesting of restricted stock in 2009.

(10)
Includes $16,122 in auto lease payments, $0 value of auto usage, $1,031 imputed income on life insurance, $20,538 dividend income on restricted stock, and $4,510 in 401k plan match, and does not include earnings upon vesting of restricted stock in 2008.

        The 2008 "All Other Compensation" amounts include a special dividend of $5.00 per share of common stock which was paid on all outstanding common stock including unvested restricted stock.

        Each of the Executive Officers serve at the pleasure of the board of directors of the Company, subject to the terms of the Severance Protection Agreements, and now Change of Control Retention Agreements, discussed below. Except for these agreements, no Executive Officer has a written employment agreement.

  Executive Bonus Plan

        In March 2009, as part of the review of the officer and director compensation described above, the Compensation Committee recommended, and the Board approved, a new 2009 Executive Bonus Plan. This new bonus plan replaces the Company's 1994 Aldila Inc. Executive Bonus Plan.

        The new plan provides for bonuses to participating key employees, which may include Named Executive Officers.

        The Compensation Committee annually establishes a minimum Corporate Gate level of Operating Income, after consideration of the projected levels of Operating Income, free cash flow and the terms and conditions of any debt covenants. The minimum Corporate Gate amount must be met before any bonus award is paid under the plan. The Compensation Committee annually establishes Threshold, Target and Stretch Financial Performance Objectives. Objectives are based on Operating Income and Revenue, as determined for the applicable plan year according to generally accepted accounting principles. A Threshold Award is equal to 20% of the Base Salary of the CEO and 12.5% of the Base Salary of all other participants; a Target Award is equal to 40% of the CEO's Base Salary and 25% of the Base Salary for all other participants; and Stretch Award is equal to 120% of the CEO's Base Salary and 75% of the Base Salary of all other participants. Base Salary is the actual, regular salary for the plan year, pro rated if an employee becomes a participant part way through the plan year. The Corporate Gate and Objectives have not yet been established for 2010.

        Awards are paid if the Company achieves the Corporate Gate and either the Operating Income or Revenue Objectives. Each participant is eligible to receive an award equal to 37.5% of the Threshold Award if the Operating Income Threshold Objective is met, and 37.5% of the Threshold Award if the Revenue Threshold Objective is met. Similarly, each participant is eligible to receive an award equal to 37.5% of the Target Award for each of the Target Operating Income and Target Revenue Objectives, and each participant may receive 37.5% of the Stretch Award for each of the Stretch Operating Income and Stretch Revenue Objectives. This results in a potential 75% award based on these objectives. Results between the Threshold, Target and Stretch Objectives are pro-rated.

        The remaining 25% of the potential award amount is a discretionary award made by the Compensation Committee. The Compensation Committee will consult with the CEO for discretionary awards to participants other than the CEO.

        Awards are calculated on or about completion of the Company's annual audit and paid in conformity with Internal Revenue Code section 409A requirements. If a participant's employment is terminated part way through a plan year, the Committee may adjust the amount of any award payable to such participant under the plan.

  Other Benefits

        The Company does not provide its Executive Officers with deferred compensation opportunities, except in connection with participation in the Company's 401k plan. The Company matches 50% of the first 4% of contributions of all participants. Executive Officers may participate in the 401k plan on the same terms as other full-time employees.

        The Company provides group life and health insurance to all full-time employees. Executive Officers receive group life and health insurance coverage on the same terms as other full-time employees.

        The Company provides senior employees, including the Executive Officers, with leased vehicles. The Executive Officers reimburse the Company for any amount of the monthly cost plus capital recapture value to the extent that it exceeds $700 per month.

  Outstanding Equity Awards at Fiscal Year-End

        The following table shows the outstanding stock options and restricted stock awards to our named executive officers as of December 31, 2009.

	Option Awards					Stock Awards
Name(1)	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)(5)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Unites or Other Rights That Have Not Vested (#)
Peter R. Mathewson	9,000	—	—	1.12	12/31/2012	12,280	(6)	42,612	—	—
	25,000	—	—	2.28	12/16/2013
	13,500	—	—	7.94	8/24/2014
	10,125	—	—	21.25	8/17/2015
Robert J. Cierzan	5,000	—	—	2.28	12/16/2013	3,275	(7)	11,364	—	—
	3,100	—	—	7.94	8/24/2014
	6,975	—	—	21.25	8/17/2015
Michael J. Rossi	—	—	—	—	—	5,775	(8)	20,039	—	—

(1)
Positions held are indicated in EXECUTIVE OFFICERS OF THE COMPANY above.

(2)
All options are issued under the Company's 1994 Stock Incentive Plan.

(3)
All restricted stock is issued under the Company's 1994 Stock Incentive Plan or the 2009 Equity Incentive Plan and each award of restricted stock vests in three equal, annual installments commencing on the first anniversary of the date of award of restricted stock.

(4)
Market value is calculated using a price of $3.47 per share, which was the closing price on December 31, 2009.

(5)
Original exercise prices were all adjusted for $5.00 per share special dividend paid March 10, 2008.

(6)
Represents 1,547 unvested shares granted August 26, 2007, vesting on August 26, 2010 and 2,733 granted on August 25, 2008 with 1,366 shares vesting on August 25, 2010 and 1,367 shares vesting on August 25, 2011 and 8,000 shares granted on August 25, 2009 and vesting in three equal, annual installments commencing August 25, 2010.

(7)
Represents 775 unvested shares granted August 27, 2007, vesting on August 27, 2010; 1,000 unvested shares granted August 25, 2008, vesting 500 shares on each of August 25, 2010 and 2011; and 1,500 unvested shares granted August 25, 2009, and vesting in three equal, annual installments commencing August 25, 2010.

(8)
Represents 775 unvested shares granted August 27, 2007, vesting on August 27, 2010; 1,000 unvested shares granted August 25, 2008, vesting 500 shares on each of August 25, 2010 and 2011; and 4,000 unvested shares granted August 25, 2009, and vesting in three equal, annual installments commencing August 25, 2010.

        Grants of restricted stock (and previously stock options) under the Company's 1994 Stock Incentive Plan and 2009 Equity Incentive Plan have historically been granted to Executive Officers at the meeting of the Compensation Committee held in August of each year, with the effective date of the grant being the fourth Monday of August of each year. This may or may not be at a time when the Company is in possession of material non-public information. Such grants are made at the discretion of the Compensation Committee, vesting in three equal, annual installments. Before August 2006 the Company granted stock options; since that time it has granted restricted stock awards to employees, including Executive Officers.

  Change of Control Agreements

  Severance Protection Agreements—through March, 2009

        Beginning in November 2003, each Executive Officer entered into a Severance Protection Agreement ("Severance Agreement") with the Company. Each Severance Agreement continued for one year, and automatically renewed for one year on each January 1, unless either party gave ninety days advance notice of non-renewal or if the Severance Agreement was terminated, however, in the event of a Change of Control (defined below) the term of the Severance Agreement was twenty-four months from such event. Pursuant to the Severance Agreement, in the case of termination of employment within thirty-six months after a Change in Control as a result of death, by the Company for Cause or Disability (as defined in the Severance Agreement), or by the Executive Officer other than for Good Reason (also defined in the Severance Agreement), the Executive Officer was entitled to his Accrued Compensation. In the case of termination within thirty-six months of a Change of Control for any other reason, the Executive was entitled to the following: (i) Accrued Compensation and a Pro Rata Bonus for the year of termination (typically computed based on the average bonus paid for the prior two years), (ii) a lump sum payment equal to the sum of the Executive's then annual base salary and his average bonus for the prior two years, (iii) continued provision of insurance (including life, disability and medical) for one year, "grossed up" to cover any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, and (iv) a lump sum equal to the present value of one years' automobile allowance (or the length of the automobile lease, if longer, in the case of automobiles leased by the Company for the Executive's use), discounted at an interest rate equal to 120% of the applicable mid-term federal rate. These payments would be in lieu of any other severance benefit to which the Executive would otherwise have been entitled. Upon a Change-in-Control, regardless of whether the Executive's employment was terminated, the Company was required to contribute to a grantor trust an amount sufficient to fund the payments under clauses (i), (ii), and (iv) above.

        "Change-in-Control" was defined as (1) an acquisition of 40% of the Company's Common Stock, (2) the failure of the individuals who, as of November 19, 2003 were members of the Board of Directors (the "Incumbent Board") to constitute at least two-thirds of the members of the Board, unless the election of any new director is approved by a vote of at least two-thirds of the Incumbent Board, subject to certain other qualifications, (3) the completion of a merger where the existing stockholders and Board of Directors do not retain control of the surviving company, or (4) the liquidation or sale of substantially all the assets of the Company.

        Except as provided above and except for the provisions of the 1994 Stock Incentive Plan and related agreements thereto, there were no compensatory plans or arrangements in place during 2008 with respect to any of the executive officers (including each of the Named Executive Officers) which are triggered by, or result from, the resignation, retirement or any other termination of such executive officer's employment, a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in-control.

        The Severance Agreement was intended to provide security to the Executive Officers and allow them to focus on the Company's performance without being concerned their employment may be terminated in the event of a Change of Control. The Compensation Committee believes this kind of agreement is important to allow the Executive Officers to concentrate on the Company's business without distraction at least during a transition period following a Change of Control.

  Change of Control Retention Agreements—2009

        During March 2009, in connection with the review of the director and officer compensation described above in "COMPENSATION COMMITTEE—PROCESSES AND PROCEDURES FOR EXECUTIVE AND DIRECTOR COMPENSATION" above, the Compensation Committee recommended, and the Board approved, new Change of Control Retention Agreements for the executive officers of the Company. These replace the prior Severance Protection Agreements. There are two forms of the Change of Control Retention Agreements—one for the Chief Executive Officer and one for the other officers of the Company. The new agreements provide that employment is "at-will."

  A.
  Change of Control Retention Agreement—CEO

        Upon termination of employment our CEO, Mr. Mathewson, will be paid his accrued and unpaid base salary through the date of termination, unreimbursed business expenses and be entitled to all benefits under benefit plans applicable to the CEO.

        If his employment is terminated by the Company without cause or by him for "good reason" not in connection with a change of control, he will also receive (i) 12 months of base salary paid in a lump sum within 30 days; and (ii) reimbursement for insurance premiums paid for medical, dental and vision benefits for him and his eligible dependants for 12 months following termination, paid when such premiums are due, or at the Company's discretion in a single lump sum.

        If his employment is terminated by the Company without cause or by him for "good reason" in connection with a change of control, he will also receive (i) 18 months of base salary paid in a lump sum within 30 days of termination; (ii) 150% of the average of his two most recent actual cash bonuses under the Company's executive bonus plan for the 2 fiscal years prior to the year in which the termination occurs payable in a lump sum within 30 days of termination; (iii) a pro rata bonus payment under the Company's executive bonus plan for the year in which the termination occurs payable in a lump sum within 30 days of termination; (iv) reimbursement for insurance premiums paid for medical, dental and vision benefits for him and his eligible dependants for 18 months following termination, paid when such premiums are due, or at the Company's discretion in a single lump sum; and (v) full accelerated vesting on all outstanding, unvested equity awards.

        If he voluntarily terminates his employment without good reason, is terminated "for cause" by the Company or as the result of his death or disability, then all vesting of his equity awards will cease immediately and he will be eligible for severance benefits only in accordance with the Company's established policies and procedures.

        "Change of control" is defined as (i) the consummation of a merger or consolidation of the Company with another corporation, other than a merger or consolidation in which the Company's voting securities outstanding immediately prior thereto continue to represent more than 50% of the total voting power of the Company or the surviving entity immediately after such transaction; (ii) the consummation of a sale of substantially all of the Company's assets; (iii) any person (or group of persons) becoming the beneficial owner of more than 50% of the total voting power of the Company's outstanding securities; (iv) a change in the board of directors of the Company such that less than a majority of the Board are "Incumbent Directors" (defined as directors in office at the time the agreement is entered into, or elected or nominated for election with the affirmative votes of less than a majority of the directors whose election or nomination was not in connection with any transactions described in (i), (ii) or (iii) or in connection with an actual or threatened proxy contest relating to the election of directors of the Company).

        "Good Reason" is defined as (i) a material reduction in his title, authority, status or responsibilities; (ii) a reduction in his base salary or target annual cash incentive compensation (other than a reduction applicable to executives generally); (iii) the failure of the Company to obtain the assumption of the agreement by a successor; or (iv) the Company requiring him to relocate his principal place of business or the Company's headquarters more than 35 miles from the current location, provided, however, he only has good reason if he gives the Board written notice of any of the foregoing events within 90 days of the occurrence and it is not cured within 30 days of such notice.

        "Cause" is defined as (i) his willful and continued failure to perform the duties and responsibilities of his position that is not corrected within a thirty (30) day correction period that begins upon delivery to him of a written demand for performance from the Board that describes the basis for the Board's belief that he has not substantially performed his duties; (ii) any act of personal dishonesty taken him in connection with his responsibilities as an employee of the Company with the intention or reasonable expectation that such may result in his substantial personal enrichment; (iii) a material violation him of a federal or state law or regulation applicable to the business of the Company; (iv) his failure to cooperate with the Company in connection with any actions, suits, claims, disputes, investigations, or grievances against the Company or any of its officers, directors, employees, shareholders, affiliates, divisions, subsidiaries, predecessor and successor corporations, and assigns, whether or not such cooperation would be adverse to his own interest; (v) his conviction of, or plea of nolo contendre to, a felony that the Board reasonably believes has had or will have a material detrimental effect on the Company's reputation or business, or (vi) his materially breaching (A) his Confidential Information Agreement, or (B) any Company policies generally applicable to Company employees, including, without limitation, Company's Code of Conduct or insider trading policies, as each may be amended from time to time, and which breach is (if capable of cure) not cured within thirty (30) days after the Company delivers written notice to him of the breach.

  B.
  Other Officer Change of Control Retention Agreements

        The other senior officers, including other Named Executive Officers, have also entered into new Change of Control Retention Agreements which also provide that upon termination of employment the officer will be paid accrued and unpaid base salary through the date of termination, unreimbursed business expenses and be entitled to all benefits under benefit plans applicable to the officer.

        If the officer's employment is terminated by the Company without cause not in connection with a change of control, the officer will also receive (i) 6 months of base salary paid in a lump sum within 30 days; and (ii) reimbursement for insurance premiums paid for medical, dental and vision benefits for the officer and his eligible dependants for 6 months following termination, paid when such premiums are due, or at the Company's discretion in a single lump sum. This payment is for an amount calculated on a period one-half of the time for the amount payable to our CEO. The other officers are also not eligible for such payments if the officer terminates employment for "good reason" not in connection with a change of control.

        If the officer's employment is terminated by the Company without cause or by the officer for "good reason" in connection with a change of control, the officer will be eligible for the same benefits as our CEO, provided, however, the base salary amount will be for only 12 months of base salary paid; (ii) the pro rata bonus payment will be equal to 100% of the average of the two most recent actual cash bonuses under the Company's executive bonus plan for the 2 fiscal years prior to the year in which the termination occurs payable in a lump sum within 30 days of termination; and (iii) the reimbursement for insurance premiums paid for medical, dental and vision benefits for the officer and eligible dependants will be for only 12 months following termination, paid when such premiums are due, or at the Company's discretion in a single lump sum.

        "Good reason" for an officer is defined as being the same as for our CEO, however, a material reduction in the title, authority, status or responsibilities is not a "good reason" if the officer is provided with a comparable position, provided, however, a reduction in duties, position or responsibilities which occurs solely by virtue of the Company being acquired and made a part of a larger entity does not constitute "good reason."

COMPENSATION OF DIRECTORS

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Thomas A. Brand	33,500	6,801	(3)	1,593	41,894
Andrew M. Leitch	37,500	6,801	(4)	200	44,501
Bryant R. Riley	28,000	6,801	(5)	—	34,801
Michael J. Sheldon	28,000	6,801	(6)	—	34,801

(1)
Option awards are valued at $2.04 per share, aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)
We pay the out-of-pocket expenses of our Directors which they incur in connection with attending meetings. We have made no stock awards, no non-equity incentive plan awards, provide no pension or deferred compensation to our Directors and make no charitable contributions on behalf or at the direction of our Directors.

(3)
Includes options to purchase 3,334 shares of stock, made as an automatic, non-discretionary grant pursuant to the Company's 2009 Outside Director Equity Plan on day of the 2009 Annual Meeting to members of the Board serving for more than 12 months at the date of grant. As of December 31, 2009, the aggregate number of options outstanding for Mr. Brand was 15,559.

(4)
Includes options to purchase 3,334 shares of stock, made as an automatic, non-discretionary grant pursuant to the Company's 2009 Outside Director Equity Plan on day of the 2009 Annual Meeting to members of the Board serving for more than 12 months at the date of grant. As of December 31, 2009, the aggregate number of options outstanding for Mr. Leitch was 16,670.

(5)
Includes options to purchase 3,334 shares of stock, made as an automatic, non-discretionary grant pursuant to the Company's 2009 Outside Director Equity Plan on day of the 2009 Annual Meeting to members of the Board serving for more than 12 months at the date of grant. As of December 31, 2009, the aggregate number of options outstanding for Mr. Riley was 20,004.

(6)
Includes options to purchase 3,334 shares of stock, made as an automatic, non-discretionary grant pursuant to the Company's 2009 Outside Director Equity Plan on day of the 2009 Annual Meeting to members of the Board serving for more than 12 months at the date of grant. As of December 31, 2009, the aggregate number of options outstanding for Mr. Sheldon was 12,106.

        Compensation of the Company's Directors is established by action of the Company's Board of Directors, after consideration by the Compensation Committee As part of the review of director and executive compensation generally the Board of Directors changed the compensation structure for non-employee directors and committee chairs effective January 1, 2009. The new director compensation program eliminates per-meeting fees. Non-employee directors now receive a quarterly fee of $7,000; the

Audit Committee Chair is paid $9,500 per year; the Compensation Committee Chair is paid $3,500 per year; and the Nominating Committee Chair is paid $2,000 per year.

        Under the Company's 1994 Stock Incentive Plan, non-employee directors received an automatic grant of options to purchase 8,772 shares of the Company's Common Stock upon taking office as a Director, and an additional automatic grant of options to purchase 3,334 shares of the Company's Common Stock on the last trading day in the month of May each year thereafter, provided the director has completed one year of service on such date. Such stock options were granted with an exercise price equal to the average of the high and low price reported for the date they are granted, vesting in three equal, annual installments. The Company made such automatic, non-discretionary stock option grants in May 2008. The Company has not granted any restricted stock or other equity awards, excepting the aforementioned stock options, to its non-employee directors.

        Under the 2009 Aldila Inc. Outside Director Equity Plan, non-employee directors receive an automatic grant of options to purchase 8,772 shares of the Company's Common Stock upon taking office as a Director, and an additional automatic grant of options to purchase 3,334 shares of the Company's Common Stock on the day of the Company's annual stockholders meeting each year after taking office, provided the director has completed six months of service on such date. Such stock options will be granted with an exercise price equal to the closing sales price on the date they are granted, vesting in three equal, annual installments. The 2009 Aldila Inc. Outside Director Equity Plan also provides that the Company may elect to grant restricted stock or restricted stock units to non-employee directors as an automatic, non-discretionary grant. The Company has not made such an election but may do so in the future. The non-employee directors received automatic, non-discretionary stock option grants under the 2009 Aldila, Inc. Outside Director Equity Plan at the conclusion of the 2009 Annual Meeting and will receive automatic, non-discretionary stock option grants at the conclusion of the 2010 Annual Meeting. The Company is no longer making awards under the 1994 Stock Incentive Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

1.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

        The following table sets forth certain information regarding the shares of Common Stock beneficially owned as of March 26, 2010 by (a) each person or entity who, insofar as the Company has been able to ascertain, beneficially owned more than 5% of the Company's Common Stock as of such date, (b) each of the directors of the Company, (c) the Company's Chief Executive Officer and the two other most highly compensated executive officers of the Company for the fiscal year ended December 31, 2009 (the "Named Executive Officers") and (d) all current directors and executive officers of the Company, as a group (seven persons). Except as otherwise indicated, the business address for each person is c/o Aldila, Inc., 14145 Danielson Street, Suite B, Poway, California 92064.

Common Stock Beneficially Owned

Name	Beneficial Ownership	Percent(1)
Certain Beneficial Owners
Lloyd I. Miller III(2)	1,375,993	26.5%
The PNC Financial Services Group, Inc.(5)	606,057	11.7%
Dimensional Fund Advisors LP(3)	435,878	8.4%
Renaissance Technologies LLC(4)	324,300	6.2%
Directors and Officers
Peter R. Mathewson(6)	95,987	1.8%
Thomas A. Brand(7)	16,504	*
Bryant R. Riley(8)	81,872	1.6%
Andrew M. Leitch(9)	15,875	*
Michael J. Sheldon(10)	5,848	*
Robert J. Cierzan(11)	45,883	*
Michael J. Rossi(14)	6,540	*
Total All Directors and Officers	268,509	5.2%

*
Percentage of shares beneficially owned as of March 26, 2010, or vesting within 60 days of March 13, 2009 does not exceed one percent.

(1)
Based on a total of 5,202,156 outstanding Common Shares as of March 26, 2010, plus any options or other rights to acquire shares vesting within 60 days of that date.

(2)
Based on a Schedule 13D/A, dated March 9, 2010 filed by Lloyd I. Miller III showing aggregate beneficial ownership with shared voting and dispositive power over of 612,758 shares, and sole voting and dispositive power over 763,235 shares. Mr. Miller reports that his sole voting and dispositive power is exercised as (i) manager of a limited liability company, (ii) manager of a limited liability company which is the general partner of certain limited partnerships, (iii) custodian of accounts under the Florida Uniform Gifts to Minors Act, (iv) trustee of certain generation skipping trusts, (v) trustee of certain trusts, and (iv) an individual. His shared voting and dispositive power is exercised as (i) investment advisor to the trustee of certain trusts, (ii) investment advisor to his ex-wife, (iii) an authorized person with respect to a custody account held by his sister. His address is 4550 Gordon Drive, Naples, FL 34102.

(3)
Based on a Schedule 13G, dated December 31, 2009, filed by Dimensional Fund Advisors LP showing aggregate beneficial ownership of 435,878 shares, of which 0 are subject to shared voting and shared dispositive power, and 429,880 are subject to sole voting power and 435,878 are subject to sole dispositive power. Dimensional Fund Advisors LP describes itself as an investment advisor to four investment companies registered under the Investment Company Act of 1940, and disclaims beneficial ownership of these shares. Its address is Palisades West, Bldg. One, 6300 Bee Cave Road, Austin, TX 78746.

(4)
Based on a Schedule 13G, dated Feb 12, 2010, filed by Renaissance Technologies, LLC and James R. Simons showing aggregate beneficial ownership of 324,30000 shares, of which 0 are subject to shared voting and shared dispositive power, and all are subject to sole voting and sole dispositive power. The address is 800 Third Ave., New York, NY 10022.

(5)
Based on a Schedule 13G, dated February 10, 2010, filed by The PNC Financial Services Group, Inc., PNC Bancorp, Inc. and PNC Bank, National Association, showing aggregate beneficial ownership of 606,057 shares of which they each exercised sole voting and dispositive power over 0 shares, and shared voting and dispositive power over all shares. The address for The PNC Financial Services Group, Inc. and PNC Bank NA is 249 Fifth Avenue, Pittsburgh, PA 15222, and for PNC Bancorp is 300 Delaware Avenue, Ste. 304 Wilmington DE 19801.

(6)
Mr. Mathewson is the beneficial owner of 95,987 shares, which includes 26,082 shares held directly, 12,280 restricted shares not vested within 60 days of March 26, 2010, and options to acquire 57,625 shares all of which are vested as of March 26, 2010. Mr. Mathewson's holdings include 26,082 shares which are held by Peter R. Mathewson and Penny E. Mathewson, Trustees of the Mathewson Family Trust dated 01/20/1998.

(7)
Mr. Brand is the beneficial owner of 16,504 shares, which includes 5,946 shares held by Mr. Brand as trustee of The Brand Family Survivor Trust (a revocable trust), 1,666 shares held by Mr. Brand as trustee of The Brand Family Bypass Trust (an irrevocable trust), and options to acquire 8,892 shares vested within 60 days of March 26, 2010. Mr. Brand also holds options to acquire 6,667 shares which do not vest within 60 days of March 26, 2010.

(8)
Mr. Riley is the sole equity holder of B. Riley and Co. LLC, which is the beneficial owner of, or holds indirectly in one or more affiliated accounts, 30,232 shares. Mr. Riley is also the sole equity owner of Riley Investment Management LLC, which is the investment advisor to managed accounts indirectly affiliated with Mr. Riley or Riley Investment Partners Master Fund LP, which directly or indirectly holds 34,370 shares. Mr. Riley directly owns 3,933 shares, and options to acquire 13,337 shares up to May 24, 2010. If not exercised by May 24, 2010, such shares will terminate in accordance with Mr. Riley's resignation from the Board.

(9)
Mr. Leitch is the beneficial owner of 15,875 shares, which includes 5,872 shares held directly, and options to acquire 10,003 shares up to May 24, 2010. If not exercised by May 24, 2010, such shares will terminate in accordance with Mr. Leitch's resignation from the Board.

(10)
Mr. Sheldon is the beneficial owner of 5,848 shares, which includes 0 shares held directly and options to acquire 5,848 shares up to May 24, 2010. If not exercised by May 24, 2010, such shares will terminate in accordance with Mr. Sheldon's resignation from the Board.

(11)
Mr. Cierzan is the beneficial owner of 45,883 shares, which includes 27,533 shares held directly, 3,275 restricted shares not vested within 60 days of March 26, 2010, and options to acquire 15,075 shares vested within 60 days of March 26, 2010.

(12)
Mr. Rossi is the beneficial owner of 4,951 shares, which includes 0 shares held directly, 1,126 formerly restricted shares vested within 60 days of March 26, 2010, 3,825 restricted shares not vested within 60 days of March 26, 2010, and options to acquire 0 shares vested within 60 days of March 26, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

1.     RELATED PARTY TRANSACTIONS

        Pursuant to the Audit Committee's Charter, the Audit Committee is charged with reviewing all proposed transactions between the Company and its directors and officers, and any immediate family member or affiliate of any of its directors and officers, or any other affiliate of the Company that is not a subsidiary of the Company (not including compensation issues). During calendar year 2009 the Company had no such transactions

2.     ATTENDANCE AT BOARD, COMMITTEE AND STOCKHOLDER MEETINGS

        The Board of Directors of the Company held 4 regularly scheduled meetings and 2 special meetings in calendar year 2009. There were 4 Audit Committee meetings and 5 Compensation Committee meetings during the year ended 2009. Each director attended 75% or more of the aggregate of (i) meetings of the Board held during the period for which he served as a director and (ii) meetings of all committees held during the period for which he served on those committees. The Company encourages all directors to attend the Annual Meeting of Stockholders. At the Annual Meeting of Stockholders held May 13, 2009 all directors were in attendance, either in person or by telephone.

3.     INDEPENDENCE OF MAJORITY OF DIRECTORS

        The Board of Directors has determined that Messrs. Brand, Riley, Leitch and Sheldon constitute a majority of the Board of Directors, that during 2009 each was independent under the rules applicable to NASDAQ listed companies, and none of them are believed to have any relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. Mr. Mathewson is not considered independent because he currently serves as an executive officer of the Company. The Company moved its stock listing from the NASDAQ to the OTCQX Premier effective February 8, 2010 and no longer is required to meet the NASDAQ requirements for director independence. Messrs. Riley, Leitch and Sheldon resigned as directors effective February 23, 2010.

Item 14.    Principal Accounting Fees and Services

1.     AUDIT FEES

        The Company was billed $188,537 for 2009 and $239,670 for 2008 by Mayer Hoffman McCann P.C. for professional services for the audit of the Company's annual financial statements and services normally provided by a principal public accountant in connection with statutory and regulatory filings.

2.     AUDIT-RELATED FEES

        The Company was billed $72,072 for 2009 by Squar, Milner, Peterson, Miranda & Williamson, LLP for audit related fees to prepare the Company's quarterly and annual tax provisions and other administrative fees. The Company was billed $75,365 for 2009 and $104,500 for 2008 by Mayer Hoffman McCann P.C. for professional services rendered by its principal accountant reasonably related to the performance of the review of the Company's financial statements in addition to the Audit Fees reported above. Such professional services also consist of an audit of the employee benefit plan.

3.     TAX FEES

        The Company was billed $49,947 for 2009 and $78,175 for 2008 by Squar, Milner, Peterson, Miranda & Williamson, LLP for professional services rendered for tax compliance, tax advice and tax planning. Such professional services consisted of tax planning and consultations and tax return preparation.

4.     ALL OTHER FEES

        The Company did not incur any fees for other professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP, nor Mayer Hoffman McCann P.C. in 2009 or 2008.

5.     PRE-APPROVAL POLICIES

        Consistent with the requirements of the SEC and NASDAQ listed companies, the Audit Committee considers, on a case-by-case basis, and approves in advance, if appropriate, all audit and permissible non-audit services to be provided by the Company's principal accountants. None of the services provided in 2009 or 2008 fell within the exemptions to the required Audit Committee pre-approval procedures. All of the professional services provided by Squar, Milner, Peterson, Miranda & Williamson, LLP and all of the professional services provide by Mayer Hoffman McCann P.C. in 2009 and 2008 were pre-approved by the Company's Audit Committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Documents included as part of this report:

1.
The consolidated financial statements for the Registrant are included in this report.

  2.
  Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2009 and 2008.

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

See item (a) 3 above.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,104	$6,157
Accounts receivable, net	7,535	6,407
Income taxes receivable	—	2,272
Inventories	9,280	11,583
Deferred tax assets	562	809
Prepaid expenses and other current assets	679	484

Total current assets	25,160	27,712
PROPERTY, PLANT AND EQUIPMENT, NET	11,649	12,789
DEFERRED TAXES	1,528	1,187
OTHER NON-CURRENT ASSETS	235	244

TOTAL ASSETS	$38,572	$41,932

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,141	$3,420
Income taxes payable	158	—
Accrued expenses	2,438	2,307
Short term debt	1,300	5,000
Other current liability	509	117

Total current liabilities	8,546	10,844
LONG-TERM LIABILITIES:
Deferred rent	111	153
Long term debt	2,167	3,167
Other long-term liabilities	1,332	1,508

Total liabilities	12,156	15,672

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; no shares issued	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 5,202,156 shares as of December 31, 2009 and 5,174,183 shares as of December 31, 2008	52	52
Additional paid-in capital	44,618	44,121
Accumulated deficit	(18,254)	(17,913)

Total stockholders' equity	26,416	26,260

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,572	$41,932

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2009	2008
NET SALES	$49,774	$53,606
COST OF SALES	39,094	44,040

Gross profit	10,680	9,566

SELLING, GENERAL AND ADMINISTRATIVE	10,291	13,173
PLANT CONSOLIDATION	266	—

Operating income (loss)	123	(3,607)

OTHER INCOME (EXPENSE):
Interest income	17	308
Interest expense	(191)	(284)
Other, net	(71)	179

LOSS BEFORE INCOME TAXES	(122)	(3,404)
PROVISION (BENEFIT) FOR INCOME TAXES	121	(901)

NET LOSS	$(243)	$(2,503)

NET LOSS PER COMMON SHARE—BASIC	$(0.05)	$(0.48)

NET LOSS PER COMMON SHARE, ASSUMING DILUTION	$(0.05)	$(0.48)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,184	5,162

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES	5,184	5,162

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount			Total
Balance at January 1, 2008	5,154	$51	$43,702	$12,013	$55,766
Stock-based compensation	19	—	402	(100)	302
Common stock issued upon stock option exercises	1	1	17	—	18
Dividend payments	—	—	—	(27,323)	(27,323)
Net loss	—	—	—	(2,503)	(2,503)

Balance at December 31, 2008	5,174	52	44,121	(17,913)	26,260
Stock-based compensation	28	—	497	(98)	399
Net loss	—	—	—	(243)	(243)

Balance at December 31, 2009	5,202	$52	$44,618	$(18,254)	$26,416

See notes to consolidated financial statements.

ALDILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(243)	$(2,503)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,771	1,866
Stock-based compensation	399	302
Loss on disposal of fixed assets	128	9
Changes in assets and liabilities:
Accounts receivable, net	(1,128)	2,277
Inventories	2,303	2,278
Deferred tax assets	(94)	275
Prepaid expenses and other assets	(202)	89
Accounts payable	721	(1,338)
Accrued expenses	131	(257)
Income taxes receivable/payable	2,430	(6,537)
Other current liability	392	(20)
Deferred rent and other long-term liabilities	(218)	663

Net cash provided by (used for) operating activities	6,390	(2,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(831)	(1,357)
Proceeds from sales of property, plant and equipment	88	19

Net cash used for investing activities	(743)	(1,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against term loan	—	5,000
Payments for term loan	(1,000)	(833)
Borrowings against line of credit	5,100	9,500
Payments for line of credit	(8,800)	(5,500)
Proceeds from issuance of common stock	—	18
Dividend payments	—	(27,323)

Net cash used for financing activities	(4,700)	(19,138)

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	947	(23,372)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,157	29,529

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,104	$6,157

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$85	$4,805

Interest	$163	$273

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

        Principles of Consolidation—The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Aldila Materials Technology Corporation ("AMTC"), Aldila Golf Corp. ("Aldila Golf"), and Aldila Golf's subsidiaries, Aldila de Mexico, Aldila Carbon Fiber Products (Zhuhai) Company Ltd. and Aldila Composite Products Company Ltd. All intercompany transactions and balances have been eliminated in consolidation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingencies affected by such estimates including but not limited to: returns for breakage, allowance for doubtful accounts, inventory obsolescence and provision for income taxes, and assumptions. Actual results could differ from these estimates.

        Revenue Recognition—The Company recognizes revenues from product sales upon transfer of title to the customer at the time of shipment. The Company offers discounts to certain customers based on early payment. Sales to these customers are recognized on a gross basis, and sales discounts are recorded at the time the discount is taken by the customer. Recording revenue net of discounts would not have a significant effect on net sales or on the net realizable value of accounts receivable. Sales discounts for the years ended December 31, 2009 and 2008 were $168,000 and $174,000, respectively, representing less than 1% of gross revenues. The Company also offers certain of our customers the right to return shafts for breakage within a limited time after delivery. We track such shaft breakage returns, and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns at the time sales are made. The amount recorded as of December 31, 2009 and 2008 was $138,000 and $110,000, respectively.

        Cash Equivalents and Marketable Securities—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All short-term, highly liquid investments having original maturities greater than ninety days are considered to be marketable securities. Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's cash was not invested in any such highly liquid investments, including money market mutual funds as of December 31, 2009.

        Fair Value of Financial Instruments—Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other short-term liabilities. The Company believes that the carrying value of its debt approximates fair value.

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

        Advertising—The Company advertises primarily through print media. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expenses for 2009 and 2008 were $899,000 and $1.6 million, respectively.

        Shipping and Handling Costs—Shipping and handling costs are classified as cost of sales.

        Research & Development ("R&D")—The Company performs internal research and development efforts. Research and development expenses were approximately $2.7 million and $2.9 million for 2009 and 2008, respectively; such expenses are recorded in cost of sales.

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

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The functional currency of foreign subsidiaries is the US dollar. During the years ended December 31, 2009 and 2008, net foreign currency translation gains and losses included in the Company's Statements of Operations were insignificant.

        (Loss) Earnings Per Share ("EPS")—Earnings per share—basic is calculated based upon the weighted average number of shares outstanding during the year, while diluted also gives effect to all potential dilutive common shares outstanding during each year such as options, restricted stock, warrants and other contingently issuable shares. Options to purchase 167,421 and 155,202 shares of common stock as of December 31, 2009 and 2008, respectively, at prices ranging from $1.12 to $27.01 per share, were not included in the computation of diluted EPS because the effect of such options would be anti-dilutive. Such options expire at various dates through 2018.

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

        Accounting for Share Based Compensation—At December 31, 2009, the Company has two stock-based compensation plans, which are described more fully in Note 8.

        Concentration Risk—The Company maintains some of its cash in bank deposit accounts, which may be uninsured or exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentration of credit risk on cash.

        Supplier Concentration Risk—The Company has relationships with vendors for its carbon fiber needs through 2010 and beyond. In the world carbon fiber market, there are a limited amount of carbon fiber manufacturers. The Company currently purchases carbon fiber from most of these carbon fiber manufacturers. Depending on market conditions prevailing at the time, the Company may face difficulties in obtaining adequate supplies of carbon fiber from vendors other than those that the Company currently utilizes.

        Recently Issued Accounting Pronouncement—Effective January 1, 2008, we adopted new authoritative guidance issued by the Financial Accounting Standards Board ("FASB") related to Fair Value Measurements for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, all other non-financial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis were subject to the new guidance. Non-financial, nonrecurring assets and liabilities included on our consolidated balance sheets include long lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such non-financial assets or liabilities were subject to the new fair value guidance for the twelve months ended December 31, 2009.

        On April 1, 2009, the FASB issued new guidance related to Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The new guidance requires: (i) that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated and (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by other authoritative guidance and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. This new guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this did not have a material impact on the Company's financial statements.

        On April 9, 2009, the FASB issued guidance related to Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidelines for making fair value measurements more consistent with the principles presented in Fair Value Measurements. This new guidance must be applied prospectively and retrospective application is not permitted and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this did not have a material impact on the Company's financial statements.

        On April 9, 2009, the FASB issued guidance related to Recognition and Presentation of Other-Than-Temporary Impairments which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. This new guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this did not have a material impact on the Company's financial statements.

        In June 2009, the FASB issued new guidance related to The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces previously issued guidance related to The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. The new guidance is effective for interim and annual periods ending after September 15, 2009 and did not have a material impact on the Company's consolidated financial statements.

        Reclassifications—Certain reclassifications have been made to prior years' disclosures to conform to current year classifications.

2. ACCOUNTS RECEIVABLE

        Accounts receivable at December 31 consist of the following (in thousands):

	2009	2008
Trade accounts receivable	$7,571	$6,470
Less: allowance for doubtful accounts	(36)	(63)

	$7,535	$6,407

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORIES

        Inventories at December 31 consist of the following (in thousands):

	2009	2008
Raw materials	$7,193	$7,970
Work-in-process	525	424
Finished goods	1,562	3,189

Net inventories	$9,280	$11,583

Inventory reserves included in net inventories	$999	$1,167

4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31 consist of the following (in thousands):

	2009	2008
Machinery and equipment	$19,271	$20,233
Office furniture and equipment	1,738	1,938
Leasehold improvements	8,397	10,692
Building and land	2,962	2,870
Property and equipment not in service	448	487

Total gross fixed assets	32,816	36,220
Less: accumulated depreciation and amortization	(21,167)	(23,431)

Fixed assets	$11,649	$12,789

        Depreciation and amortization expense was $1.8 million and $1.9 million for the years ended December 31, 2009, and 2008, respectively.

5. ACCRUED EXPENSES

        Accrued expenses at December 31 consist of the following (in thousands):

	2009	2008
Payroll and employee benefits	$1,521	$1,811
Warranty reserve(1)	138	110
Other	779	386

Accrued expenses	$2,438	$2,307

(1)
Warranty Reserve

	2009	2008
Beginning Balance	$110	$135
Settlement of Warranty	(85)	(105)
Adjustments to Warranty	113	80

Ending Balance	$138	$110

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        On February 6, 2009 the Company entered into a Loan Modification Agreement ("Agreement") with an effective date of December 31, 2008. The Agreement modifies the Credit Facility as follows:

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

        The Company incurred a loan modification fee of $90,000 concurrently with entering the Agreement. The modification was not deemed to be significant enough to warrant treatment as a debt extinguishment. The loan modification fee will be capitalized and amortized over the remaining life of the Agreement. As of December 31, 2009, the Company was in compliance with the Minimum Cash Balance covenant and the Leverage ratio.

  Short term debt

	December 31, 2009	December 31, 2008
Revolving line of credit	$300	$4,000
Current portion of long term debt	1,000	1,000

Short term debt	$1,300	$5,000

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

  Long term debt

	December 31, 2009	December 31, 2008
Term Loan	$3,167	$4,167
Less: current portion of long term debt	(1,000)	(1,000)

Long term debt	2,167	3,167

Total debt	$3,467	$8,167

        Short term debt—Short term debt is comprised of its revolving line of credit and the current portion of long term debt. The Company has borrowed $300,000 against the Revolver as of December 31, 2009 at an interest rate of 6.00%. The weighted average interest rate of the Company's short term borrowings is 5.03%. The Company must pay a ..25% commitment fee for the average unused portion of the Revolver for any given period. On January 4, 2010, the Company paid off the $300,000 of the Revolver with interest of four days.

        Long term debt—The Company borrowed $5.0 million during the first quarter of 2008 against the Term Loan. The interest rate of the Term Loan is LIBOR plus 1.75% and adjusts each month. As of December 31, 2009, the interest rate was 4.73%. The Company must make monthly payments of $83,333 plus interest. The Company has paid $1 million against the Term Loan in 2009.

  Debt Principal Payment Schedule

	Amount	Year
Revolver borrowing $300,000 at 6.00%	$300	2010
Term Loan	1,000	2010
Term Loan	1,000	2011
Term Loan	1,000	2012
Term Loan	167	2013

Total debt	$3,467

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

        On May 13, 2009 at the Company's Annual Meeting, the Company's shareholders ratified the 2009 Aldila, Inc. Equity Plan ("Equity Plan") and the 2009 Aldila, Inc. Outside Director Equity Plan ("Director Plan"). There are 860,000 shares available for grant against the Equity Plan plus any outstanding options or restricted stock awards under the Company's 1994 Stock Incentive Plan ("1994 Plan") that terminate prior to being exercised or vesting, respectively, not to exceed 212,853. The Company's Board of Directors granted 43,030 shares of restricted stock to employees on August 25, 2009. There are 100,000 shares available for grant against the Director Plan. In accordance with the Director Plan, the Company granted 13,336 non-qualified stock options to its Board of Directors on May 13, 2009. The Company recognizes share-based compensation expense using the straight line attribution method. On October 7, 2008, the Compensation Committee of the Company's Board of Directors modified all outstanding stock options issued prior to May 30, 2008, subject to the Internal Revenue Service Code regulations for the incentive stock options that were modified. The modification resulted in additional compensation expense of approximately $100,000, which the Company recorded during the fourth quarter of 2008.

Stock Based Compensation Expense—

        There were no capitalized stock-based compensation costs at December 31, 2009. The Company recognizes stock-based compensation expense using the straight line attribution method. The remaining unrecognized compensation cost related to unvested awards at December 31, 2009 is approximately $355,000; such expense will be recognized over a weighted average period of 1.9 years. This amount does not include the cost of any additional options or restricted stock awards that may be awarded in future periods nor any changes in the Company's forfeiture rate.

        The following table summarizes compensation costs related to the Company's stock-based compensation plans for the twelve month periods ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Cost of sales	$—	$—
Selling, general and administrative	399	302

Pre-tax stock-based compensation expense	399	302
Income tax benefit	174	109

Net stock-based compensation expense	$225	$193

        The Company reflects income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flow rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

exercised during the twelve month periods ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Proceeds from stock options exercised	$—	$18
Tax benefit related to stock options exercised	$—	$—
Intrinsic value of stock options exercised	$—	$2

Stock Option Activity—

        The fair value of stock options at date of grant was estimated using the Black-Scholes model. The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option. Expected volatility is based on the historical volatilities of the Company's common stock. The Company determined in August 2008 to suspend dividend payments so going forward expected dividend yield will be nil, however, the 2008 grants were granted before the Company suspended its dividend payments. Below is the information for the grants issued for 2009 and 2008.

	2009	2008
Expected life (years)	3.7	3.7
Risk-free interest rate	1.7%	2.9%
Expected volatility	74.1%	64.3%
Expected dividend yield	0.0%	7.6%
Weighted average fair value of options granted	$2.04	$2.51

        The following table summarizes the stock option transactions during the twelve month period ended December 31, 2009:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Options outstanding 1/1/2009	155,202	$10.72
Options granted	13,336	3.79
Options exercised	—	—
Options terminated	(1,117)	$2.87

Options outstanding 12/31/2009	167,421	$10.22	5.3	$6.34

Options exercisable 12/31/2009	141,162	$10.93	4.9	$6.83

        The weighted average exercise price of options outstanding and exercisable as of 12/31/2009 reflect the option modification that was done during the fourth quarter of 2008 as noted above. The total fair value of shares vested during the period ended December 31, 2009 was approximately $125,000. A

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCOUNTING FOR STOCK BASED COMPENSATION (Continued)

summary of the status of the Company's nonvested shares as of December 31, 2009 and changes during the twelve month period ended December 31, 2009 are presented below.

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at 1/1/2009	25,849	$7.56
Granted	13,336	$2.04
Vested	(12,926)	$9.66
Forfeited	—	—

Nonvested Options at 12/31/2009	26,259	$3.72

Restricted Stock Activity—

        Restricted stock awards were issued to employees under the Company's Plan. Restricted stock awards vest over three years and are subject to the employees' continuing service to the Company. The cost of restricted stock awards is determined using the fair value of the Company's common stock on the date of the grant. The compensation expense is recognized ratably over the vesting period. A summary of the status of and changes in restricted stock units granted under the Company's Plan as of and during the twelve months ended December 31, 2009 is presented below:

	December 31, 2009
	Shares	Weighted average exercise price
Restricted stock outstanding 1/1/2009	57,651	$10.10
Restricted stock awarded	43,030	$3.64
Restricted stock vested	(27,973)	$12.09
Restricted stock terminated	(1,865)	$7.53

Restricted stock outstanding 12/31/2009	70,843	$5.46

9. INCOME TAXES

        The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. During the year ended December 31, 2009, the Company recorded an income tax charge in the amount of $744,000 related to the closure of its Mexico facility. The amount is attributed to the earnings which will be repatriated from Mexico, which the Company had not paid U.S. income tax on and will be partially offset by foreign tax credits on the income taxes paid in Mexico.

        The Company has unrecognized tax positions of $1.8 million as of December 31, 2009 and $1.6 million as of December 31, 2008. The Company had an other current liability of $117,000 and an other long term liability of $1.5 million as of December 31, 2008. As of December 31, 2009, such amounts were $509,000 and $1.3 million, respectively. The only significant change to these amounts during the period ended December 31, 2009, was the expiration of statute of limitations on 2005

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

unrecognized tax positions totaling approximately $176,000, which includes related interest. The changes to Company's unrecognized tax benefits during the periods ended December 31, 2009 and 2008 are as follows:

	December 31, 2009
	Increases	Decreases	Net Change
Beginning period total unrecognized tax benefits			$1,625
Changes to unrecognized tax positions from a prior period	$—	$—	—
Tax positions taken during the current period(1)	336	—	336
Lapse of statute of limitations	—	(146)	(146)
Additional interest recognized	56	(30)	26

Ending period total unrecognized tax benefits	$392	$(176)	$1,841

	December 31, 2008
	Increases	Decreases	Net Change
Beginning period total unrecognized tax benefits			$964
Changes to unrecognized tax positions from a prior period(2)	$242	$(153)	89
Tax positions taken during the current period(3)	634	—	634
Lapse of statute of limitations	—	(114)	(114)
Additional interest recognized	87	(35)	52

Ending period total unrecognized tax benefits	$963	$(302)	$1,625

Notes

(1)
The increase in the reserve for the year is attributed to potential transfer pricing issues related to the Company's Chinese subsidiary for taxes paid in China and for R&D credits taken on the California tax return.

(2)
The increase in the reserve is associated with R&D credits taken for California for the tax years 2001 - 2007. The Company has been under audit from the California Franchise Tax Board ("FTB") since 2007 for the 2001 - 2004 taxable years and received the preliminary results of the audit, disallowing a portion of the credit. The Company is still appealing the decision; however it appears more than likely than not that some of the credit will be disallowed. As such, the Company is reserving for it in the current period.

(3)
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

        The Company does not anticipate material changes to the Company's unrecognized tax positions that it has taken during the period. However, the Company is in the appeal process with the FTB in regards to its ongoing audit. If the Company has a positive outcome during the appeal process, it may be able to recognize the tax position related to the FTB audit. In addition to the FTB ongoing audit,

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

the Company is also under audit by the Internal Revenue Service for the year ended 2007. The Company has been informed that this is just a random audit. Subsequent to December 31, 2009, the Company also received an additional notification from the FTB, notifying the Company that it is under a general audit for the years ended 2005 and 2006. The Company's practice is to recognize interest related to income tax matters in income tax expense. During the twelve month period ended December 31, 2009, the Company recognized approximately $56,000 of additional interest. As of December 31, 2009 and December 31, 2008, the Company had approximately $150,000 and $96,000, respectively, accrued for interest.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2005 and before
California	2004 and before
Texas	2006 and before
Tennessee	2005 and before
Utah	2005 and before
China	2004 and before
Mexico	2004 and before

        The Company's tax years for 2001 and forward are subject to examination by the U.S. and California tax authorities due to the carry-forward of unutilized research and development credits.

        Income tax provision for the years ended Decembers 31, is as follows (in thousands):

	2009	2008
Current:
Federal	$244	$(1,048)
State	(115)	(275)
Foreign	85	147

Total	214	(1,176)

Deferred:
Federal	$(119)	$(593)
State	212	318

Total	93	(275)

Provision for income taxes	$121	$(901)

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        Rate reconciliations for the years ended December 31, are as follows:

	2009	2008
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal tax benefit	(214.6)%	(11.5)%
R&D tax credits	(68.9)%	(1.1)%
Foreign earnings taxed at different rates	(300.2)%	(11.1)%
FIN 48	182.2%	19.4%
Repatriation of Foreign earnings	510.8%	14.8%
Other items	23.9%	(3.0)%

Effective rate	99.2%	(26.5)%

        Net deferred income taxes included in current and long-term assets in the balance sheet at December 31 2009 and 2008, consist of the tax effects of temporary differences related to the following:

Deferred tax assets—net, current	2009	2008
Inventories	$510	$679
Accrued expenses	400	376
Allowance for doubtful accounts	16	27
Deferred expenses (capital losses)	47	64
State income taxes	(338)	(265)
Other	(73)	(72)

Deferred tax assets—current	$562	$809

Deferred tax assets—net, long-term	2009	2008
Property and equipment	$376	$343
FAS 123R Expense	526	350
Tax Credits	212	141
State NOL	396	334
Other	18	19

Deferred tax assets—long term	$1,528	$1,187

Reconciliation of deferred tax assets	2009	2008
Deferred tax assets—current	$562	$809
Deferred tax assets—long term	1,528	1,187

Total deferred tax asset	$2,090	$1,996

        The Company has adopted the position that earnings of its foreign subsidiaries will be permanently reinvested outside of the United States. Although, the Company repatriated funds in 2008 to assist with working capital needs, it does not routinely do so nor does it intend to do so in the future. As such, United States deferred taxes have not been provided for on these earnings.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EMPLOYEE BENEFIT PLAN

        In 1994, the Company adopted the Aldila, Inc. 401(k) Savings Plan (the "Plan") for employees of the Company and its subsidiaries. This defined contribution plan allows employees who satisfy the age and service requirements of the Plan to contribute up to the maximum amount permitted under federal law. The Company matches the first 4% of wages contributed by employees at a rate of $0.50 for every $1.00. The Company's matching contributions vest over four years based on years of service. The Company's contributions amounted to approximately $160,000 and $157,000 in 2009 and 2008, respectively.

11. COMMITMENTS AND CONTINGENCIES

        The Company leases building space and certain equipment under operating leases. The Company's leases for office and manufacturing space contain rental escalation clauses and renewal options. Rental expense for the Company was $1.4 million and $1.5 million for 2009 and 2008, respectively. As of December 31, 2009, future minimum lease payments for all operating leases are as follows (in thousands):

2010	$1,322
2011	1,339
2012	880
2013	626
Thereafter	577

$4,744

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company has employment agreements with its officers, which include change of control provisions and other termination contingencies.

12. SEGMENT INFORMATION

        The Company classifies its business into two segments based on products offered; Composite Products and Composite Materials. The Composite Products segment is primarily comprised of sales of graphite golf shafts. The Composite Materials segment is comprised of external sales of prepreg uni-tapes, fabrics and film adhesives. The Company evaluates performance based on profit or loss from operations. The Company does not evaluate inter-segment sales and has never tracked such sales. The Composite Materials segment produces the majority of its materials for the Composite Products segment. Certain SG&A costs and other shared support costs are recorded initially in the Composite Products segment and allocated for segment reporting.

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION (Continued)

Segment Operating Results

	Twelve months ended December 31, 2009
	Composite Products	Composite Materials	Total
Revenues from external customers	$42,618	$7,156	$49,774
Operating (loss) income	$(906)	$1,029	$123
(Loss) income before income taxes	$(1,116)	$994	$(122)

	Twelve months ended December 31, 2008
	Composite Products	Composite Materials	Total
Revenues from external customers	$46,023	$7,583	$53,606
Operating income	$(4,411)	$804	$(3,607)
Income before income taxes	$(4,163)	$759	$(3,404)

Segment Long-Lived Assets

	As of December 31,
	2009	2008
Property, Plant and Equipment
Composite Products	$6,781	$7,276
Composite Materials(1)	$4,868	$5,513

Total Property, Plant and Equipment	$11,649	$12,789

Note

(1)
These assets also support the Composite Products segment as the Composite Materials segment manufactures the majority of the materials consumed by the Composite Products segment.

Information about Geographic Areas

        The Company markets its products domestically and internationally, with its principal international market being Europe. The table below contains information about the geographical areas in which the Company operates. Revenues are attributed to countries based on location in which the sale is settled. Long-lived assets are based on the country of domicile. Although sales to China have increased over the years, the majority of those shafts being sold in China are being assembled and sent back to either

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION (Continued)

the United States or to Europe. The majority of the international sales are attributed to the Composite Products segment. Composite Materials international sales are immaterial.

		Long-Lived Assets
(in thousands)	Sales
2009
United States	$26,947	$6,489
England	5,192	—
China	14,973	1,390
Canada	106	—
Australia	418	—
Vietnam	878	3,770
Other Foreign Countries	1,260	—

Total	$49,774	$11,649

2008	Sales	Long-Lived Assets
United States	$32,858	$7,367
England	5,502	—
China	13,089	1,278
Canada	173	—
Australia	438	—
Mexico	—	466
Vietnam	830	3,678
Other Foreign Countries	716	—

Total	$53,606	$12,789

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

Major Customers	2009	2008
Ping	21%	21%
Acushnet Company	11%	16%
Callaway Golf	10%	15%

ALDILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

        The following is a summary of the quarterly results of operations for the two years in the period ended December 31, 2009 (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2009:
Net sales	$13,803	$10,574	$10,671	$14,726
Gross profit	2,862	1,383	2,518	3,917
Net income	(48)	(627)	(571)	1,003
Net income per common share—basic	$(0.01)	$(0.12)	$(0.11)	$0.19
Net income per common share—diluted	$(0.01)	$(0.12)	$(0.11)	$0.19
2008:
Net sales	$16,663	$13,644	$11,764	$11,535
Gross profit	4,559	2,617	1,069	1,321
Net income	458	(523)	(1,094)	(1,344)
Net income per common share—basic	$0.09	$(0.10)	$(0.21)	$(0.26)
Net income per common share—diluted	$0.09	$(0.10)	$(0.21)	$(0.26)

        Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

14. SUBSEQUENT EVENTS

        On January 13, 2010, the Board of Directors unanimously approved a plan to voluntarily delist the Company's common stock from the NASDAQ Stock Market and to move its common stock listing to the OTCQX U.S. Premier over-the-counter market, operated by Pink OTC Markets Inc.

        On February 23, 2010, Andrew Leitch, Bryant Riley and Michel Sheldon each tendered their resignations as directors of the Company. The Company entered into consulting agreements with Mr. Leitch and Mr. Sheldon for the reminder of 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Aldila, Inc.

        We have audited the accompanying consolidated balance sheets of Aldila, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the schedule II valuation and qualifying accounts for the years ended December 31, 2009 and 2008, included at Item 15(a)(2). These consolidated financial statements and the financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits, included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aldila, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule II valuation and qualifying accounts for the years ended December 31, 2009 and 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.
San Diego, California March 29, 2010

ALDILA INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2008 and 2009

	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2008
Allowance for uncollectible accounts	$41,000	$112,000	$(90,000)	$63,000
Inventory Reserves	$1,182,000	$619,000	$(634,000)	$1,167,000
Warranty reserve	$135,000	$80,000	$(105,000)	$110,000
Year ended December 31, 2009
Allowance for uncollectible accounts	$63,000	$—	$(27,000)	$36,000
Inventory Reserves	$1,167,000	$568,000	$(736,000)	$999,000
Warranty reserve	$110,000	$113,000	$(85,000)	$138,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALDILA, INC.
By:	/s/ PETER R. MATHEWSON Peter R. Mathewson Chairman of the Board, Chief Executive Officer

Signature	Title	Date

/s/ PETER R. MATHEWSON Peter R. Mathewson	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2010
/s/ SCOTT M. BIER Scott M. Bier	Vice President, Chief Financial Officer and Principal Accounting Officer	March 29, 2010
/s/ THOMAS A. BRAND Thomas A. Brand	Director	March 29, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Agreement of Purchase and Sale, dated as of December 14, 1991, by and among Aldila Acquisition Corp., Aldila, Inc. and all of the Shareholders of Aldila, Inc., as amended by the First Amendment dated January 9, 1992 by and among Aldila Acquisition Corp., Aldila, Inc. and all the Shareholders of Aldila, Inc. (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
3.1	Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-70010) and incorporated herein by reference).
3.2	Restated By-Laws of the Company. (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
4.1	Specimen form of Company's Common Stock Certificate. (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-61560) and incorporated herein by reference).
10.1	Lease Agreement dated as of June 18, 2004, between the Company and T.M. Cobb Company.
10.2
Form of Stock Option Agreement in connection with the 1994 Stock Incentive Plan. (Filed as Exhibit 10.1 to the Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by reference).
10.3
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
10.4
1994 Stock Incentive Plan of the Company, as amended. (Filed as attachment A-1 in the Company's 2000 Proxy Statement and registered on the Company's Form S-8 (Registration No. 333-57754) and incorporated herein by reference).
10.5	Aldila, Inc. Audit Committee Charter included as Exhibit A in the Company's 2001 Proxy dated April 4, 2001 and incorporated herein by reference.
10.6	Aldila, Inc.'s Code of Business Conduct and Ethics adopted on December 31, 2002 (Filed as Exhibit 14.0 in the Company's Report on Form 10-K for the year ended December 31, 2003)
10.7
Lease Agreement dated October 19, 2006 between the Company and The Auerbach Family Trust of 1987 (filed as Exhibit 10.0 to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference).
10.8
Membership Interest Purchase Agreement by and among SGL Carbon Fibers and Composites, Inc. a Nevada corporation, Aldila Material Technology Corp., a Delaware corporation, and Carbon Fiber Technology LLC, a Delaware limited liability company, dated as of November 27, 2007 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 6, 2007 and incorporated herein by reference).

Exhibit Number	Exhibit
10.9	Release by and among SGL Carbon Fibers and Composites, Inc., a Nevada corporation, Carbon Fiber Technology LLC, a Delaware limited liability company, Peter Mathewson, Robert Cierzan and Scott Bier, made and entered into as of November 30, 2007 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed December 6, 2007 and incorporated herein by reference).
10.10
Supply Agreement by and between Aldila Golf Company, a Delaware corporation, and Carbon Fiber Technology LLC, a Delaware limited liability company (certain confidential information has been removed pursuant to the Company's request for confidential treatment under SEC Rules 405 and 24b-2) (Filed as Exhibit 10.22 to the Company's Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)
10.11
Form of Restricted Stock Award Agreement under the 1994 Stock Incentive Plan (as amended) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2006 and incorporated herein by reference).
10.12
Credit and Security Agreement between Company and Keybank National Association, dated February 8, 2008, including as Exhibit A the form of Revolving Credit Note from Company to Keybank National Association, and as Exhibit B the form of Term Note from Company to Keybank National Association (Filed as Exhibit 10.24 to the Company's Report on Form 10-K for the year ended December, 31, 2008 and incorporated herein by reference.)
10.13
Guaranty of Payment by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008 (Filed as Exhibit 10.25 to the Company's Report on Form 10-K for the year ended December, 31, 20 and incorporated herein by reference.)
10.14
Security Agreement by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008 (Filed as Exhibit 10.26 to the Company's Report on Form 10-K for the year ended December, 31, 2008 and incorporated herein by reference.)
10.15
Pledge Agreement by Company to Keybank National Association, dated February 8, 2008 (Filed as Exhibit 10.27 to the Company's Report on Form 10-K for the year ended December, 31, 2008 and incorporated herein by reference.)
10.16
Pledge Agreement by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008 (Filed as Exhibit 10.28 to the Company's Report on Form 10-K for the year ended December, 31, 2008 and incorporated herein by reference.)
10.17
Intellectual Property Security Agreement by Company to Keybank National Association, dated February 8, 2008 (Filed as Exhibit 10.29 to the Company's Report on Form 10-K for the year ended December, 31, 2008 and incorporated herein by reference.)
10.18
Intellectual Property Security Agreement by Aldila Golf Corporation to Keybank National Association, dated February 8, 2008 (Filed as Exhibit 10.30 to the Company's Report on Form 10-K for the year ended December, 31, 2008 and incorporated herein by reference.)
10.19
1994 Aldila, Inc. Executive Bonus Plan, as amended January 29, 2008. (Filed as Exhibit 10.31 to the Company's Report on Form 10-K for the year ended December, 31, 2008 and incorporated herein by reference.)
*10.20	2009 Aldila Inc. Executive Bonus Plan (Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 12, 2009 and incorporated herein by reference.)
*10.21	2009 Equity Incentive Plan (Filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 12, 2009 and incorporated herein by reference.)

Exhibit Number	Exhibit
*10.22	2009 Equity Incentive Plan—Form of Restricted Stock Award Agreement (Filed as Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 12, 2009 and incorporated herein by reference.)
10.23	2009 Outside Director Equity Plan (Filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 12, 2009 and incorporated herein by reference.)
10.24
2009 Outside Director Equity Plan—Form of Restricted Stock Award Agreement (Filed as Exhibit 99.6 to the Company's Current Report on Form 8-K dated March 12, 2009 and incorporated herein by reference.)
*10.25
Change of Control Retention Agreement between the Company and Peter R. Mathewson (Filed as Exhibit 99.7 to the Company's Current Report on Form 8-K dated March 12, 2009 and incorporated herein by reference.)
*10.26
Form of Change of Control Retention Agreement between the Company and other Executives (Filed as Exhibit 99.8 to the Company's Current Report on Form 8-K dated March 12, 2009 and incorporated herein by reference.)
10.27	Form of Indemnification Agreement (Filed as Exhibit 99.9 to the Company's Current Report on Form 8-K dated March 12, 2009 and incorporated herein by reference.)
10.28
Loan Modificaiton Agreement between KeyBank National Association and the Company dated February 6, 2009 (Filed as Exhibit 99.10 to the Company's Current Report on Form 8-K dated March 12, 2009 and incorporated herein by reference.)
10.29	2009 Equity Incentive Plan—Form of Incentive Stock Option Agreement (Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 18, 2009 and incorporated herein by reference.)
10.30
2009 Outside Director Equity Plan—Form of Nonqualified Stock Option Agreement (Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 18, 2009 and incorporated herein by reference.)
11.1	Statement re: Computation of Net Income (Loss) per Common Share.
21.1	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits